Form 10-Q
period 1995-09-30
NTS MORTGAGE INCOME FUND
filed 1995-11-13
CIK 841942

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                                FORM 10-Q
(Mark one)

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1995

                                   OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number                       0-18550

                             NTS MORTGAGE INCOME FUND
              (Exact name of registrant as specified in its charter)

       Delaware                                      61-1146077
(State or other jurisdiction of           (I.R.S. Employer Identification
incorporation or organization)            No.)

    10172 Linn Station Road
    Louisville, Kentucky                                40223
(Address of principal executive                      (Zip Code)
offices)

Registrant's telephone number,
including area code                                 (502) 426-4800

                             Not Applicable
          Former name, former address and former fiscal year,
                      if changed since last report

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                   YES  X         NO

As of November 1, 1995, there were approximately 3,187,000 shares of common stock outstanding.

                            TABLE OF CONTENTS


                                                                    Pages

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of September 30, 1995 and
          December 31, 1994                                             3

        Statements of Income
          For the three and nine months ended
          September 30, 1995 and 1994                                   4

        Statement of Stockholders' Equity
          For the nine months ended September 30, 1995                  5

        Statements of Cash Flows
          For the nine months ended
          September 30, 1995 and 1994                                   6

        Notes To Financial Statements                                7-15

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       16-26


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings                                              27
Item 2. Changes in Securities                                          27
Item 3. Defaults upon Senior Securities                                27
Item 4. Submission of Matters to a Vote of Security Holders            27
Item 5. Other Information                                              27
Item 6. Exhibits and Reports on Form 8-K                               27

Signatures                                                             28

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        NTS MORTGAGE INCOME FUND

                             BALANCE SHEETS

                                          As of              As of
                                   September 30, 1995  December 31, 1994*

ASSETS
  Mortgage loans receivable:
   Earning loans                        $ 57,877,726     $ 46,123,406
   Non-earning loans                       5,625,092        6,098,846
                                         ------------     ------------
                                          63,502,818       52,222,252
  Less reserves for loan losses            1,638,855        1,638,855
                                         ------------     ------------
  Net mortgage loans receivable           61,863,963       50,583,397

  Cash and equivalents                       592,145          308,155
  Interest receivable                        930,635          372,828
  Other assets                               178,219            --
                                         ------------     ------------
    Total assets                        $ 63,564,962     $ 51,264,380
                                         ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable and accrued
   expenses                             $    136,349     $    154,615
  Dividends payable                           31,873          127,493
  Note payable - affiliate (Note 5)          750,000            --
  Notes payable                           13,476,000        1,936,528
  Deferred revenues                            5,868            4,159
                                         ------------     ------------
    Total liabilities                     14,400,090        2,222,795
                                         ------------     ------------
  Commitments and contingencies

  Stockholders' equity:
    Common stock, $0.001 par value,
     6,000,000 shares authorized;
     3,187,333 shares issued and
     outstanding                        $      3,187     $      3,187
    Additional paid-in-capital            54,163,397       54,163,397
    Distributions in excess of net
     income                               (5,001,712)      (5,124,999)
                                         ------------     ------------
    Total stockholders' equity            49,164,872       49,041,585
                                         ------------     ------------
    Total liabilities and
      stockholders' equity              $ 63,564,962     $ 51,264,380
                                         ============     ============

The accompanying notes are an integral part of these financial statements.

* Reference is made to the Fund's audited financial statements in the Form
  10-K as filed with the Securities and Exchange Commission on March 30, 1995.

                                  NTS MORTGAGE INCOME FUND

                                    STATEMENTS OF INCOME

              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                        Three Months Ended         Nine Months Ended
                                           September 30,              September 30,

                                          1995         1994         1995         1994

Revenues:
  Interest income on mortgage
   loans receivable                   $   731,037  $   532,136  $ 2,105,742  $ 2,177,225
  Fee income on mortgage loans
   and other financial services             5,166       67,423       10,044      124,570
  Gross receipts and supplemental
   interest income                          --          14,075        --         126,964
  Interest income on cash equivalents
   and miscellaneous income                 5,238        1,932       17,701        6,660
                                       -----------  -----------  -----------  -----------
                                          741,441      615,566    2,133,487    2,435,419
                                       -----------  -----------  -----------  -----------

Expenses:
  Advisory fee (Note 5)               $   132,670  $   153,400  $   396,472  $   460,100
  Interest expense                        332,719       47,307      893,772      135,317
  Professional and administrative          37,426       42,000      112,619      136,200
  Other taxes and licenses                  6,515        5,215       18,990       15,705
  Amortization expense                     13,000        8,736       39,000       28,464
  Provision for loan losses                 --           --           --         150,000
                                       -----------  -----------  -----------  -----------
                                          522,330      256,658    1,460,853      925,786
                                       -----------  -----------  -----------  -----------

Income before income tax expense          219,111      358,908      672,634    1,509,633

  Income tax expense                       (2,500)      (5,000)      (7,500)     (25,000)
                                       -----------  -----------  -----------  -----------
Net income                            $   216,611  $   353,908  $   665,134  $ 1,484,633
                                       ===========  ===========  ===========  ===========
Net income per share of common
 stock                                $       .07  $       .11  $       .21  $       .47
                                       ===========  ===========  ===========  ===========
Weighted average number of shares       3,187,333    3,187,333    3,187,333    3,187,333
                                       ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                                 NTS MORTGAGE INCOME FUND

                                STATEMENT OF STOCKHOLDERS' EQUITY

                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995


                                                 Additional     Distributions
                                                  Paid-in-       in Excess of
                             Common Stock         Capital        Net Income       Total

                           Shares     Amount

Stockholders' equity
 December 31, 1994       3,187,333  $  3,187    $ 54,163,397    $(5,124,999)   $ 49,041,585

Net income                   --        --              --           665,134         665,134

Dividends declared           --        --              --          (541,847)       (541,847)
                         ----------  --------    ------------    -----------
Stockholders' equity
 September 30, 1995      3,187,333  $  3,187    $ 54,163,397    $(5,001,712)   $ 49,164,872
                         ==========  ========    ============    ===========

The accompanying notes are an integral part of these financial statements.

                        NTS MORTGAGE INCOME FUND

                        STATEMENTS OF CASH FLOWS

          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                1995             1994

CASH FLOWS FROM (USED FOR) OPERATING
 ACTIVITIES
 Net income                                $    665,134     $  1,484,633
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Accretion of discount on mortgage
    loans receivable                            (88,850)           --
   Amortization expense                          39,000           28,464
   Provision for loan losses                      --             150,000
   Changes in assets and liabilities:
    Interest receivable                        (557,807)        (334,414)
    Other assets                                 (7,000)          (6,441)
    Accounts payable and accrued
     expenses                                   (18,266)          (4,777)
    Deferred commitment fees                      --             (99,180)
    Deferred revenues                             1,709             (633)
                                             -----------     ------------
   Net cash provided by operating
    activities                                   33,920        1,217,652
                                             -----------     ------------

CASH FLOWS FROM (USED FOR) INVESTING
 ACTIVITIES
 Principal collections on mortgage
  loans receivable                          $  5,972,911    $  3,143,263
 Investment in mortgage loans
  receivable                                 (17,164,627)     (3,278,406)
                                             ------------    ------------
   Net cash used for investing
    activities                               (11,191,716)       (135,143)
                                             ------------    ------------
CASH FLOWS FROM (USED FOR) FINANCING
 ACTIVITIES
 Proceeds from notes payable                $ 14,068,000    $    554,691
 Payments on notes payable                    (2,528,528)       (802,897)
 Proceeds from note payable - affiliate          750,000           --
 Dividends paid                                 (637,467)     (1,426,331)
 Other assets                                   (210,219)          --
                                             ------------    ------------
   Net cash provided by (used for)
    financing activities                      11,441,786      (1,674,537)
                                             ------------    ------------
   Net increase (decrease) in cash
    and equivalents                         $    283,990    $   (592,028)

CASH AND EQUIVALENTS, beginning of
 period                                          308,155         715,186
                                             ------------    ------------
CASH AND EQUIVALENTS, end of period         $    592,145    $    123,158
                                             ============    ============
Cash paid during the period for:
   Interest                                 $    801,858    $    149,161
   Income taxes                             $        550    $     36,082

The accompanying notes are an integral part of these financial statements.

                        NTS MORTGAGE INCOME FUND
                      NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Fund's 1994 Annual Report on Form 10-K. In the opinion of the Fund's Management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the nine months ended September 30, 1995 and 1994.

1.  Income Taxes

    The Fund has elected and is qualified to be treated as a REIT under Internal Revenue Code Sections 856-860. In order to qualify, the Fund is required to distribute at least 95% of its taxable income to Stockholders and meet certain other requirements. The Fund intends to continue to qualify as a REIT for Federal income tax purposes.

    A reconciliation of net income for financial statement purposes versus that for income tax reporting for the nine months ended September 30, 1995 is as follows:

         Net income (GAAP)                       $ 665,134
         Accretion of note discount                (88,850)
         Federal income tax expense                  5,250
         Letters of credit income                    1,710
         Supplemental interest income               (1,717)
                                                  ---------
         Taxable income before dividends
           paid deduction                        $ 581,527
                                                  =========
         Dividends declared                      $ 541,847
                                                  =========
         Distribution percentage                        93%
                                                  =========
2.  Reserves for Loan Losses

    Reserves for loan losses are based on management's evaluation of the borrower's ability to meet its obligation as well as current and future economic conditions. Reserves are based on estimates and ultimate losses may vary. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known. On a regular basis, management reviews each mortgage loan in the Fund's portfolio including an assessment of the recoverability of the individual mortgage loans. As of September 30, 1995, the Fund has a loan loss reserve regarding the $3,000,000 Phase-In Mortgage Loan to the Orlando Lake Forest Joint Venture (with an outstanding balance of $434,811 as of September 30, 1995) amounting to $138,855 and a loan loss reserve regarding the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture (with an outstanding balance of $5,190,281 as of September 30, 1995) amounting to $1,500,000.

3. Mortgage Loans Receivable, net

   The Fund's mortgage loan portfolio at September 30, 1995 consists of the following temporary investments and mortgage loans:

                            Property Pledged           Interest      Maturity
      Borrower               as Collateral               Rate          Date

   1) Earning Loans:

   Mortgage Loans:

   NTS/Virginia         First mortgage on              17% of         07/01/97
   Development          approximately 2,439 acres      Gross
   Company              of residential land and        Receipts
                        improvements thereon           (a)(b)
                        located in Fredericksburg,
                        Virginia, known as Fawn
                        Lake

   NTS/Lake Forest      First mortgage on              17% of         07/01/97
   II Residential       approximately 568 acres        Gross
   Corporation          of residential land in         Receipts
                        Louisville, Kentucky, known    (a)(b)
                        as Lake Forest

   Orlando Lake         First mortgage on              17% of         01/31/98
   Forest Joint         approximately 431 acres        Gross
   Venture              of residential land in         Receipts
                        Orlando, Florida known as      (c)
                        Orlando Lake Forest


   (a) Effective July 1, 1994, these Mortgage Loans are paying interest at the greater of 17% of Gross Receipts or 4.42% of the average outstanding loan balance.
   (b) These Mortgage Loans included a provision for Gross Receipts Interest through June 30, 1994.
   (c) This Mortgage Loan pays interest at the greater of 17% of Gross Receipts or 6.46% of the average outstanding loan balance.

3.  Mortgage Loans Receivable, net - Continued
                          Total                   Balance                   Interest
                          Senior       Face     Outstanding   Commitment   Receivable
                         Liens At    Amount At      At          Fees           At
                         09/30/95    09/30/95    09/30/95      Received     09/30/95

    1)  Earning Loans:

    Mortgage Loans:

    NTS/Virginia         $531,329   $28,000,000 $26,768,232  $   200,000  $   445,473
    Development            (d)          (f)
    Company

    NTS/Lake Forest       382,554    28,000,000  26,119,336      250,000      340,225
    II Residential         (e)          (g)
    Corporation

    Orlando Lake            --       13,000,000   4,990,158        --         144,937
    Forest Joint                        (h)         (i)
    Venture
                                     ----------  ----------   ----------   ----------
    Total Earning Loans             $69,000,000 $57,877,726  $   450,000  $   930,635
                                     ==========  ==========   ==========   ==========

    (d) Senior lien applies to approximately 45 acres securing the first mortgage which are subordinated to an unaffiliated lender.
    (e) Senior liens apply to approximately 180 acres securing the first mortgage which are subordinated to unaffiliated lenders.
    (f) NTS Guaranty Corporation guarantees up to $2 million of outstanding debt exceeding $18 million.
    (g) NTS Guaranty Corporation guarantees up to $2,416,500 of outstanding debt exceeding $22 million.
    (h) An Affiliate of the Fund's Sponsor participates with the Fund regarding this Mortgage Loan. As of September 30, 1995, the Fund's ownership percentage was approximately 57%.
    (i) The carrying amount of this Mortgage Loan is net of an unaccreted discount of approximately $1,312,000.

                           Property Pledged            Interest      Maturity
      Borrower               as Collateral               Rate          Date

   2) Non-Earning Loans:

   Temporary
   Mortgage Loan:

   Orlando Lake         Pledge by both general         Prime + 2%     Demand
   Forest Joint         partners of their                 (k)
   Venture              partnership interests in
                        Orlando Lake Forest Joint
                        Venture located in Orlando,
                        Florida; a pledge of 390
                        shares of the Class A common
                        stock in NTS/Virginia
                        Development Company; NTS
                        Guaranty Corporation
                        guarantees the loan

   Mortgage Loan:

   Orlando Lake         First mortgage on              Prime + 2%     Demand
   Forest Joint         approximately 4 acres of          (k)
   Venture              residential land located
                        in Orlando, Florida known
                        as Orlando Lake Forest
                        Joint Venture

   (k) The Orlando Lake Forest Joint Venture has entered into a forbearance agreement with the Fund whereby, effective April 1, 1995, no interest will be due on these loans through January 31, 1998.

3. Mortgage Loans Receivable, net - Continued
                          Total                   Balance                   Interest
                          Senior       Face     Outstanding   Commitment   Receivable
                         Liens At    Amount At      At          Fees           At
                         09/30/95    09/30/95    09/30/95      Received     09/30/95

    2) Non-Earning Loans:

    Temporary
    Mortgage Loan:

    Orlando Lake       $11,569,260  $ 7,818,000 $ 5,190,281  $   150,000  $     --
    Forest Joint           (l)          (m)         (n)                        (p)
    Venture


    Mortgage Loan:

    Orlando Lake            --        3,000,000     434,811       30,000        --
    Forest Joint                                                               (o)    (p)
    Venture
                                     ----------  ----------   ----------   ----------
    Total Non-Earning
      Loans                         $10,818,000 $ 5,625,092  $   180,000  $     --
                                     ==========  ==========   ==========   ==========

    (l) Total senior liens include a $434,811 mortgage loan with the Fund and a 57% interest in a senior lien totalling $11,134,449 with the Fund.
    (m) NTS/Virginia Development Company (Fawn Lake) and NTS/Lake Forest II
        Residential Corporation (Lake Forest) participate with the Fund regarding this Temporary Mortgage Loan. The percentage ownership as of September 30, 1995 is 14.44% and 15.64%, respectively.
    (n) The Fund has established a $1,500,000 loan loss reserve as of September
        30, 1995.
    (o) The Fund has established a $138,855 loan loss reserve as of September
        30, 1995.
    (p) The Fund has discontinued accruing interest from the Temporary Mortgage
        Loan and the Phase-In Mortgage Loan to the Orlando Lake Forest Joint
        Venture until the interest payment is received.  Approximately
        $1,827,000 of interest remains due to the Fund on these loans but is not accrued in the Fund's financial statements.

4.  Notes Payable

    Notes payable consist of the following:

                                             September 30,  December 31,
                                                 1995           1994

    Note payable to a bank in the amount
    of $13,800,000 bearing interest at
    the Prime Rate plus 1%, payable
    monthly, due December 27, 1997,
    secured by a collateral assignment
    of the Fund's mortgages on Lake
    Forest and Fawn Lake, guaranteed
    by Mr. J. D. Nichols, Chairman of
    the Board of the Fund's Sponsor          $13,208,000    $     --

    Note payable to a bank in the amount
    of $268,000, bearing interest at the
    Prime Rate plus 3/4%, payable monthly,
    due December 28, 1995, guaranteed by
    Mr. J. D. Nichols                            268,000          --

    Note payable to a bank in the amount
    of $2,800,000, bearing interest at
    the Prime Rate plus 1%, payable
    monthly, secured by a collateral
    assignment of the Fund's mortgage
    on Lake Forest, paid in full on
    January 10, 1995                                --        1,936,522
                                               ----------    ----------
                                              $13,476,000   $ 1,936,528
                                               ==========    ==========

    The Prime Rate was 8.75% and 8.50% at September 30, 1995 and December 31, 1994, respectively.

5.  Related Party Transactions

    As of September 30, 1995, the Sponsor (NTS Corporation) or an Affiliate owned approximately 28,165 Shares of the Fund.

    Pursuant to the Advisory Agreement, the Fund will pay the Advisor (NTS Advisory Corporation) a Management Expense Allowance (Advisory Fee) relating to services performed for the Fund in an amount equal to 1% of the Fund's Net Assets, per annum, which may be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee has been reduced $75,000 for the nine months ended September 30, 1995. The Advisory Fee for the nine months ended September 30, 1995 and 1994 was $396,472 and $460,100, respectively.

    During the third quarter of 1995, the Fund borrowed $750,000 from an Affiliate of the Fund's Sponsor. The advance is in the form of a non-interest bearing note payable and matures April 15, 1996. The advance was made to meet the development plans of the projects to which the Fund has outstanding loans.

    On February 17, 1995, the Fund purchased from an unaffiliated bank an interest in a $13 million first mortgage (with an outstanding balance of $9,664,465 as of February 17, 1995) to the Orlando Lake Forest Joint Venture. An Affiliate of the Sponsor owns the remaining interest via a participation agreement. The initial ownership percentages were 50% to the Fund and 50% to the Affiliate, however, the percentage ownership will fluctuate as additional principal is advanced to the Joint Venture by the Fund. Ownership percentages will be determined in accordance with the ratio of each participant's share of the outstanding loan balance to the total outstanding loan balance. As of September 30, 1995, the outstanding balance on the first mortgage was $11,134,449, and the Fund's ownership percentage was approximately 57%.

    In 1993, Fawn Lake and Lake Forest entered into a participation agreement with the Fund whereby they were each assigned an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture. The percentage ownership as of September 30, 1995 is 14.44% to Fawn Lake and 15.64% to Lake Forest.

6.  Guaranties to the Fund

    NTS Guaranty Corporation (the Guarantor), an Affiliate of the Sponsor, has agreed to provide the following guaranties to the Fund:

    Junior Mortgage Loan Guaranty

    The Guarantor guarantees the payment to the Fund, on a timely basis, of the Principal (as defined in the Prospectus) of all Junior Mortgage Loans and Temporary Mortgage Loans made by the Fund to Affiliated Borrowers. The Guarantor's obligation is limited to the Principal balance outstanding on the Junior Mortgage Loan or Temporary Mortgage Loan and does not include the Interest Reserve, as defined in the Prospectus. This guaranty will not apply to Junior Mortgage Loans or Temporary Loans made to Non-Affiliated Borrowers.

    On October 19, 1992, the Fund notified the Orlando Lake Forest Joint Venture (the "Joint Venture") that the Joint Venture is in payment default regarding the Fund's Temporary Mortgage Loan to the Joint Venture. This default gives the Fund the right to pursue the Guarantor for its guaranty. The Fund's Board of Directors continues to evaluate the collectability of the guaranty. The Board is also concerned about the possible detrimental effects that the collection proceedings may have on the Fund's other loans to other Affiliated Borrowers. The Board has concluded that it is in the best interest of the Fund and its Stockholders to pursue a work-out plan to both preserve the assets of the Fund and support the viability of the projects to which it has outstanding loans.

    Purchase Price Guaranty

    The Guarantor has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions, as defined in the Prospectus.

    The liability of the Guarantor under the above guaranties is expressly limited to its assets and its ability to draw upon a $10 million demand note receivable from Mr. J.D. Nichols, Chairman of the Board of Directors of the Sponsor. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor. In addition, Mr. Nichols' ability to make any payments to the Guarantor pursuant to the $10 million demand note may be affected by additional liabilities and obligations that he has or may incur. There are no limitations on Mr. Nichols' ability to incur liabilities or obligations in the future. The total amounts guaranteed by the Guarantor are in excess of its net worth, and there is no assurance that the Guarantor will be able to satisfy its obligation under these guaranties. The Guarantor may in the future provide guaranties for other Affiliates of the Fund.

7.  Commitments and Contingencies

    The Fund has commitments to extend credit made in the normal course of business that are not reflected in the financial statements. At September 30, 1995, the Fund had outstanding funding commitments under standby letters of credit or surety bonds aggregating $985,664:
    Orlando Lake Forest Joint Venture $517,813; NTS/Virginia Development Co. $467,851. These outstanding funding commitments are part of the maximum funding amount of the mortgage loans. Committed undisbursed loans were approximately $6 million at September 30, 1995.

    In August 1992, Jeno Paulucci & Silver Lakes I, Inc., individually and d/b/a PR Partners (PR Partners) filed a complaint ("Original Complaint") against J. D. Nichols, NTS Corporation, NTS/Florida Residential Properties, Inc., Orlando Lake Forest, Inc. and Banc One Mortgage Corporation. The Original Complaint alleges, inter alia, mismanagement of the Orlando Lake Forest project by Orlando Lake Forest, Inc. as well as conspiracy among the defendants against PR Partners and its principals. The Original Complaint requested unspecified damages and declaratory and injunctive relief against the defendants. The Fund was not named as a defendant in the Original Complaint. In July 1994, the plaintiffs filed an amended complaint ("Amended Complaint") adding NTS/Residential Properties, Inc. - Florida, Lake Forest Realty, Inc. and the Fund as defendants, and amended this Complaint again in July 1995, in response to rulings by the trial judge requiring clarification of certain claims asserted by the plaintiffs. The case is in the early discovery phase, certain of the defendants have answered the Complaint and asserted counterclaims against the plaintiffs. Lake Forest Realty, Inc., the Fund and Banc One Mortgage Corporation have again moved to dismiss the Complaint, as amended. Therefore, an outcome to this litigation cannot be predicted at present. Mr. J. D. Nichols and the principals of the defendants have indicated that the suit will be vigorously defended, and that counterclaims will be vigorously prosecuted against the plaintiffs. Management believes that this lawsuit will have no material effect on the Fund's operations or financial condition.

8. Supplemental Financial Information

   NTS Guaranty Corporation has provided material guaranties to the Fund.  The following presents condensed financial information for NTS Guaranty
   Corporation.
                                  September 30, December 31,
                                      1995          1994

   Cash                           $        100  $        100
                                   ============  ============
   Common stock and paid-in-
    capital                       $ 10,000,100  $ 10,000,100
   Note receivable from
    stockholder                    (10,000,000)  (10,000,000)
                                   ------------  ------------
   Equity                         $        100  $        100
                                   ============  ============

   The Fund has invested in various temporary investments and mortgage loans
   (see Note 3). The following presents condensed financial information with respect to borrowers whose loan balance as of September 30, 1995 represents a substantial concentration of the Fund's assets.

   NTS/Lake Forest II Residential Corporation
                                  September 30, December 31,
   Balance Sheets                     1995          1994
   Notes Receivable               $  1,932,957  $  2,054,725
   Inventory                        26,259,371    26,445,755
   Other, net                        5,141,848     4,287,882
                                   ------------  ------------
   Total Assets                   $ 33,334,176  $ 32,788,362
                                   ============  ============

   Notes Payable                  $ 29,805,920  $ 28,537,902
   Other Liabilities, net            2,560,132     2,899,688
   Equity                              968,124     1,350,772
                                   ------------  ------------
   Total Liabilities and Equity   $ 33,334,176  $ 32,788,362
                                   ============  ============
                                      Three Months Ended           Nine Months Ended
                                          September 30,              September 30,
   Statements of Operations            1995          1994          1995          1994
   Lot Sales                      $    966,039  $    689,907  $  3,201,208  $  2,114,064
   Cost of Sales                      (702,632)     (465,130)   (2,338,150)   (1,325,052)
   Marketing and Development Fee         --          (70,089)        --         (366,267)
   Provision for Loan Losses             --            --         (465,932)        --
   Other Income (Expense), net        (170,919)     (135,142)     (779,743)     (480,256)
                                   ------------  ------------  ------------  ------------
   Net Income (Loss)              $     92,488  $     19,546  $   (382,617) $    (57,511)
                                   ============  ============  ============  ============

   NTS/Virginia Development Company
                                  September 30, December 31,
   Balance Sheets                     1995          1994
   Notes Receivable               $  5,267,218  $  5,437,417
   Inventory                        29,441,994    25,467,805
   Other, net                        1,428,635     1,647,151
                                   ------------  ------------
   Total Assets                   $ 36,137,847  $ 32,552,373
                                   ============  ============

   Notes Payable                  $ 32,459,684  $ 28,450,059
   Other Liabilities, net            2,159,635     2,464,224
   Equity                            1,518,528     1,638,090
                                   ------------  ------------
   Total Liabilities and Equity   $ 36,137,847  $ 32,552,373
                                   ============  ============
                                      Three Months Ended           Nine Months Ended
                                         September 30,               September 30,
   Statements of Operations            1995          1994          1995          1994
   Lot Sales                      $  1,205,841  $    814,457  $  2,344,899  $  2,547,488
   Cost of Sales                      (741,805)     (496,088)   (1,462,680)   (1,496,335)
   Marketing and Development Fee         --         (118,239)        --         (508,634)
   Provision for Loan Losses             --            --         (406,739)        --
   Other Income (Expense), net        (269,843)      (74,569)     (595,042)     (367,694)
                                   ------------  ------------  ------------  ------------
   Net Income (Loss)              $    194,193  $    125,561  $   (119,562) $    174,825
                                   ============  ============  ============  ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The NTS Mortgage Income Fund (the "Fund") was formed September 26, 1988 to operate as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The Fund commenced an offering to the public on March 31, 1989 and was authorized to sell up to 2,500,000 shares of common stock at $20.00 per share (subject to an increase to 5,000,000 shares at the option of the Fund). Approximately 3,187,000 shares were sold representing approximately $64 million in sales and approximately $9.5 million in selling expenses and other offering costs. The net offering proceeds remaining, after payment of brokerage commissions, organizational expenses and other costs, have been used to make Mortgage Loans and Temporary Investments and such other investments as permitted by the Fund's Prospectus. Capitalized terms shall have the meaning ascribed in the "Glossary" on pages 75 to 81 of the Fund's Prospectus, which is filed herewith and incorporated by reference.

Liquidity and Capital Resources

The Fund's objectives are to make investments which will: (i) preserve and protect the Fund's capital, (ii) provide for monthly distributions to Stockholders, and (iii) increase the value of the Fund's net assets and its shares of common stock through receipt of Incentive Interest or Gross Receipts Interest.

The Fund's primary investment strategy is to make investments in Mortgage Loans. As of September 30, 1995, the Fund had commitments outstanding for Mortgage Loans aggregating $64,600,000 of which approximately $58,300,000 had been funded. The balance of these commitments will be drawn over a period of years in a series of advances as the borrowers develop the projects. Also, the Fund has invested in Temporary Investments totalling approximately $5,000,000 as of September 30, 1995. Reference is made to
Note 3 of the Notes to Financial Statements for further information regarding the Fund's investments as of September 30, 1995.

The Orlando Lake Forest Project (the "Orlando Project") is a single-family residential community owned by the Orlando Lake Forest Joint Venture, an Affiliated Borrower. Until August 30, 1995, the partners of the Joint Venture were Orlando Lake Forest, Inc., an affiliate of the Fund's Advisor, and PR Partners, an unaffiliated third party. On August 30, 1995, the interests of PR Partners in the Joint Venture were acquired by NTS/Orlando Development Company, an affiliate of the Fund's Advisor, due to the failure of PR Partners to make required capital contributions to the Joint Venture.

   The Orlando Project is encumbered by a loan in the amount of $13,000,000 (with an outstanding balance of $11,134,449 as of September 30, 1995) from the Fund and an Affiliate of the Fund's Sponsor. The loan is secured by a second mortgage on Section II of the Project and a first mortgage on the balance of the Project, approximately 431 acres of residential land and improvements thereon located in Orlando, Florida. On February 17, 1995, an agreement was reached with the bank which had previously held a partial interest in the first mortgage on the majority of the Orlando Project. As a result of negotiations between the Fund and the unaffiliated bank, the bank sold its interest in the loan to the Fund at a substantial discount. The Fund and the Affiliate of the Fund's Sponsor, which holds the remaining interest in the first mortgage, entered into a participation agreement (the Master Loan Participation Agreement) whereby the Fund and the Affiliate will own a proportionate share of the $13 million first mortgage. The initial ownership percentages were 50% to the Fund and 50% to the Affiliate, however, the percentage ownership will fluctuate as additional principal is advanced to the Orlando Project by the Fund and as principal payments are received. Ownership percentages will be determined in accordance with the ratio of each participant's share of the outstanding loan balance to the total outstanding loan balance. As of September 30, 1995, the Fund's ownership percentage was approximately 57%. The loan was converted to a cash flow mortgage loan which bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 6.46% of the average outstanding loan balance and matures January 31, 1998.

   The Orlando Project is encumbered by the Phase-In Mortgage Loan from the Fund in the amount of $3,000,000 (with an outstanding balance of $434,811 as of September 30, 1995) to the Orlando Lake Forest Joint Venture for the development of Section II of the Project (the "Phase-In Mortgage Loan"). The loan is secured by a first mortgage on approximately 4 acres of residential land located in Orlando, Florida. The Phase-In Mortgage Loan is on a demand basis.

   The Orlando Project is encumbered by a Temporary Mortgage Loan in the amount of $7,818,000 (with an overall outstanding balance by the Orlando Project of $7,423,202 as of September 30, 1995) to partially fund the Orlando Lake Forest Project. The loan is secured by the partnership interests of both general partners in the Orlando Lake Forest Joint Venture and 390 shares of the Class A common stock of NTS/Virginia Development Company (Fawn Lake). The Temporary Mortgage Loan is on a demand basis. The Principal balance outstanding of the Temporary Mortgage Loan is guaranteed by NTS Guaranty Corporation pursuant to the Fund's Junior Mortgage Loan Guaranty. In October 1993, Fawn Lake and NTS/Lake Forest II Residential Corporation (Lake Forest) entered into a participation agreement with the Fund (the Temporary Mortgage Loan Participation Agreement) whereby they were each assigned an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture in consideration for reducing the amount of Supplemental Interest credit then due to them by the Fund. The percentage ownership as of September 30, 1995 to Fawn Lake and Lake Forest was 14.44% and 15.64%, respectively. The Fund's share of the loan balance was $5,190,281 at September 30, 1995.

   On October 19, 1992, the Fund notified the Orlando Lake Forest Joint Venture (the "Joint Venture") that the Joint Venture is in default regarding the Fund's Temporary Mortgage Loan and the Fund's $3,000,000 Phase-In Mortgage Loan (the "Promissory Notes") to the Joint Venture. The defaults occurred when the Joint Venture failed to pay the Fund the interest that was due on the Promissory Notes as of October 1, 1992. These defaults give the Fund the right to accelerate the indebtedness and foreclose the lien of the mortgage which secures the $3,000,000 Phase-In Mortgage Loan and foreclose its security interest in the partnership interests pledged against the Temporary Mortgage Loan.
   Also, the Fund has the right to pursue the NTS Guaranty Corporation for its guaranty of the Principal balance outstanding on the Temporary Mortgage Loan. The ability of the Guarantor to honor its guaranty on the Temporary Mortgage Loan is expressly limited to its assets and its ability to draw upon a $10 million demand note receivable from Mr. J. D. Nichols, Chairman of the Board of Directors of the Fund's Sponsor. Mr. Nichols has contingent liabilities which exist in connection with debt on properties held by himself or his affiliates. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor. The Fund's Board of Directors continues to evaluate the collectability of the guaranty. The Board is also concerned about the possible detrimental effects that the collection proceedings may have on the Fund's other loans to other Affiliated

   Borrowers. As a result, the Board has concluded that it is in the best interest of the Fund and its Stockholders to pursue a work-out plan to both preserve the assets of the Fund and support the viability of the projects to which it has outstanding loans. On March 24, 1993, the first part of this plan was implemented whereby the Fund received additional collateral in the form of a pledge of 390 shares of the Class A common stock in NTS/Virginia Development Company by J. D. Nichols to support the collectability of the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture.

   As discussed above, the Fund and an Affiliate of the Fund's Sponsor now are the first mortgage holders on the Orlando Project. As with the other Residential Land Development Loans, the Fund will be providing the funds needed by the Orlando Project to allow it to continue its development plan. Principal and interest payments will be allocated proportionately between the Fund and the Affiliate based upon their respective ownership percentage.

   In June of 1995, the Fund's Board of Directors approved a change to the terms of the Master Loan Participation Agreement and the Temporary Mortgage Loan Participation Agreement. Effective April 1, 1995 the Affiliate of the Fund's Sponsor agreed that the Fund may retain all payments of principal which the Affiliate would be entitled to receive on the $13 million Mortgage Loan. The Fund is applying such sums as payment by the Orlando Lake Forest Joint Venture of the principal balance outstanding on the Temporary Mortgage Loan. This will continue until such time as the Fund's share of the outstanding principal of the Temporary Mortgage Loan has been repaid in full.

   The completion and marketing of the Orlando Project as planned should allow the Orlando Lake Forest Joint Venture to repay both the first mortgage and the outstanding principal balance of the Fund's Temporary Mortgage Loan.

   The Fund has established a $1,500,000 loan loss reserve regarding the Temporary Mortgage Loan. The amount of the reserve is based on the requirements by GAAP that the mortgage loans be carried at the lower of the carrying value of the asset or net realizable value. Given the likelihood that it will be some time in the future before the Fund can collect the principal balance outstanding, GAAP requires that this stream of payments be discounted to determine the net realizable value at the balance sheet date even though this loan is guaranteed by NTS Guaranty Corporation. This calculation does not lessen the Fund's ability or expectation that the entire principal balance outstanding will be collected in full.

   Also, the Fund has established a $138,855 loan loss reserve regarding the $3,000,000 Phase-In Mortgage Loan to the Orlando Lake Forest Joint Venture. The amount of the reserve is based on the Borrower's ability to meet its obligation as well as current and future economic conditions. This reserve is based on estimates and ultimate losses may vary. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Generally Accepted Accounting Principles (GAAP) dictate that the Fund's mortgage loans be carried at the lower of the carrying value of the asset or net realizable value. The Fund has reduced the amount due on the Phase-In Mortgage Loan by $241,145 as an amount deemed uncollectible. The loan is non-recourse, thus, once the remaining lots in Section II of the Orlando Project have been sold, the

   Fund has no further course of action to pursue collection. Given the uncertainty as to the length of time required for the Fund to collect the principal due on the $3,000,000 Phase-In Mortgage Loan, it is possible that an additional reserve will be needed.

   The Fund discontinued the recognition of interest income from the $3,000,000 Phase-In Mortgage Loan and the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture beginning July 1, 1992, until the principal and interest have been received. Approximately $1,827,000 of interest remains due the Fund on these loans as of April 1, 1995. The Fund has entered into a forbearance agreement with the Orlando Lake Forest Joint Venture whereby, effective April 1, 1995, no interest will be due on these loans through January 31, 1998. The Fund will reevaluate the status of the Orlando Project at that time to determine what, if any, additional courses of action to pursue, and whether to extend the forbearance of interest.

   In August 1992, Jeno Paulucci & Silver Lakes I, Inc., individually and d/b/a PR Partners (PR Partners) filed a complaint ("Original Complaint") against J. D. Nichols, NTS Corporation, NTS/Florida Residential Properties, Inc., Orlando Lake Forest, Inc. and Banc One Mortgage Corporation. The Original Complaint alleges, inter alia, mismanagement of the Orlando Lake Forest project by Orlando Lake Forest, Inc. as well as conspiracy among the defendants against PR Partners and its principals. The Original Complaint requested unspecified damages and declaratory and injunctive relief against the defendants. The Fund was not named as a defendant in the Original Complaint. In July 1994, the plaintiffs filed an amended complaint ("Amended Complaint") adding NTS/Residential Properties, Inc. - Florida, Lake Forest Realty, Inc. and the Fund as defendants, and amended this Complaint again in July 1995, in response to rulings by the trial judge requiring clarification of certain claims asserted by the plaintiffs. The case is in the early discovery phase, certain of the defendants have answered the Complaint and asserted counterclaims against the plaintiffs. Lake Forest Realty, Inc., the Fund and Banc One Mortgage Corporation have again moved to dismiss the Complaint, as amended. Therefore, an outcome to this litigation cannot be predicted at present. Mr. J. D. Nichols and the principals of the defendants have indicated that the suit will be vigorously defended, and that counterclaims will be vigorously prosecuted against the plaintiffs. Management believes that this lawsuit will have no material effect on the Fund's operations or financial condition.

The Fawn Lake project is a single-family residential community owned by NTS/Virginia Development Company, an Affiliated Borrower. Fawn Lake is encumbered by the following notes:

   A note payable in the amount of $540,000 (with an outstanding balance of $531,329 as of September 30, 1995) from an unaffiliated lender which is secured by a first mortgage on 29 residential lots (approximately 45 acres of residential land and improvements thereon). The purpose of the loan is to provide construction financing to develop approximately 44 lots of the Fawn Lake project (15 of which have been sold and released from the mortgage). The Fund's Board of Directors agreed to subordinate the Fund's Mortgage Loan regarding the 58 lots until the unaffiliated lender note is paid in full. The note bears interest at the Prime Rate plus 1%, payable monthly, and matures September 15, 1996.

   A Mortgage Loan from the Fund in the amount of $28,000,000 (with an outstanding balance of $26,768,232 as of September 30, 1995) to fund the development of the Fawn Lake project, a specified investment. The loan is secured by a first mortgage on approximately 2,439 acres of residential land and improvements thereon located in Fredericksburg, Virginia. (The Fund has subordinated its first mortgage on approximately 45 acres regarding the loan discussed above.) The Fund's Mortgage Loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 4.42% of the average outstanding loan balance and matures July 1, 1997.

The Lake Forest project is a single-family residential community owned by NTS/Lake Forest II Residential Corporation, an Affiliated Borrower. Lake Forest is encumbered by the following notes:

   A note payable with an unaffiliated lender in the amount of $875,000 (with an outstanding balance of $274,945 as of September 30, 1995) which is secured by a first mortgage on 13 residential lots (approximately 4 acres of residential land and improvements thereon). The purpose of the loan is to provide construction financing to develop 25 lots in the Lake Forest project (12 of which have been sold and released from the mortgage). The Fund has subordinated its Mortgage Loan regarding the 25 lots until the unaffiliated lender note is paid in full. The note bears interest at the Prime Rate plus 1%, payable monthly, and matures November 24, 1995.

   A note payable with an unaffiliated bank in the amount of $4,465,000 (with an outstanding balance of $107,609 as of September 30, 1995) which is secured by a first mortgage lien on the Lake Forest Country Club golf course (approximately 176 acres of residential land and improvements thereon). The purpose of the loan is to provide construction financing to construct a clubhouse building for the Country Club. The Fund has subordinated its Mortgage Loan regarding the 176 acres until the unaffiliated bank note is paid in full. The note bears interest at the Prime Rate plus 1%, payable monthly, and matures July 31, 1999.

   A Mortgage Loan from the Fund in the amount of $28,000,000 (with an outstanding balance of $26,119,336 as of September 30, 1995) to fund the development of the Lake Forest project, a specified investment. The loan is secured by a first mortgage on approximately 568 acres of residential land and improvements thereon located in Louisville, Kentucky of which approximately 180 acres have been subordinated regarding the loans discussed above. The Fund's Mortgage Loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 4.42% of the average outstanding loan balance and matures July 1, 1997.

During 1994, the Fund's Board of Directors conducted an extended review of the operations of the residential development borrowers. The Board continued with its work-out plan regarding the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture including implementing the steps necessary to allow the Fund to acquire an interest in the first mortgage loan secured by the Orlando Project. The Board also agreed that it was necessary to revise the structure of the Fund's Mortgage Loans to Fawn Lake and Lake Forest (the "Affiliated Borrowers") in order to protect the capital of the Fund. After reviewing possible alternatives, it was determined that it was necessary to change the structure of the loans to cash flow mortgage loans which would relate the debt service to sales volumes, thereby allowing the Affiliated Borrowers to develop the elements essential for successful completion of the projects. It was judged by the Fund's Board of Directors to be the approach most likely to effectively work out the current situation and protect the Fund's capital. At the same time, the Board required that, among other things, 1) the owners of the Affiliated Borrowers receive no distributions from the projects until their loan is fully repaid, 2) NTS Advisory Corporation will pay $100,000 annually towards the expenses of the Fund beginning in 1995 until the maturity of the loans, and 3) the Affiliated Borrowers will be required to pay to the Fund 100% of the Gross Receipts from the sale of the underlying real estate (residential lots) which secures the mortgage after paying closing costs. Effective July 1, 1994, the Affiliated Borrowers began paying interest at an annualized rate equal to the greater of 17% of Gross Receipts or 4.42% of the average outstanding loan balance. The Fund will no longer receive Regular Interest, Gross Receipts Interest or other fees previously charged. Interest will be due and payable monthly as lots are sold. Any shortfall to meet the minimum rate of 4.42% will be due and payable December 31 of the calendar year. In addition, the Fund's Board of Directors approved an increase in the loan commitment amount to Lake Forest from $25,000,000 to $28,000,000 and approved an increase in the loan commitment amount to Fawn Lake from $20,000,000 to $28,000,000. The purpose of the increases was to enable the projects to refinance certain obligations superior in priority to the Fund's Mortgage Loans as well as to enable the projects to pay ongoing development costs.

On July 21, 1995, the Fund's Temporary Mortgage Loan to the NTS/Mall Limited Partnership was paid in full.

On January 24, 1992, the Fund entered into a loan agreement with an unaffiliated bank providing for a credit facility of up to $2.8 million secured by a collateral assignment of the Fund's mortgage on Lake Forest. The purpose of the loan, as described in the Fund's Prospectus, was to increase the Fund's investment portfolio and provide additional operating capital for the Fund. On August 3, 1993, the credit limit was raised to $4 million and the maturity date was extended to August 3, 1997. The loan was paid in full on January 10, 1995.

On January 10, 1995, the Fund entered into a loan agreement with an unaffiliated bank providing for a credit facility of up to $13.8 million secured by a collateral assignment of the Fund's mortgages on Lake Forest and Fawn Lake. The purpose of the loan is to refinance the Fund's existing credit facility, increase the Fund's investment portfolio and provide additional operating capital for the Fund. The loan bears interest at the Prime Rate plus 1%, payable monthly and matures December 27, 1997. The Fund makes principal payments on the loan equal to $12,000 per lot from lot sales at Lake Forest and $1,000 per lot from lot sales at Fawn Lake. The loan is guaranteed by Mr. J. D. Nichols, Chairman of the Board of the Fund's Sponsor. The loan balance was $13,208,000 as of September 30, 1995.

On September 29, 1995, the Fund entered into a loan agreement with an unaffiliated bank for $268,000 secured by the guarantee of Mr. J. D. Nichols. The loan bears interest at the Prime Rate plus 3/4%, payable monthly and matures December 28, 1995. The purpose of the loan is to provide interim funding to complete the construction of the Fawn Lake Country Club golf course six months earlier than previously scheduled. The Fund is in negotiations with the unaffiliated bank for a $2,000,000 loan for this purpose. It is anticipated this loan will mature in the fourth quarter of 1996.

In the third quarter of 1995, the Fund borrowed $750,000 from an Affiliate of the Fund's Sponsor. The advance is in the form of a non-interest bearing note payable and matures April 15, 1996. The advance was made to meet the development plans of the projects to which the Fund has outstanding loans.

The Fund intends to maintain a working capital reserve equal to 1% of the gross proceeds received. The Fund may alter the percentage of such reserves if deemed necessary. As of September 30, 1995, the Fund had cash and equivalents of approximately $600,000.

The primary source of future liquidity is expected to be from the interest earned on the Mortgage Loans and on the Temporary Investments. The ability of the Fund to receive interest on the Mortgage Loans depends primarily on the level of residential lot closings achieved by the properties which collateralize the loans. The interest received will be used to make cash distributions to Stockholders and to pay operating expenses. In addition, the Fund is continuing to focus on cash management and is pursuing financing sources to provide sufficient resources to fund the needs of the projects to which it has outstanding loans.

Distributions will equal at least 95% of taxable income so that the Fund will continue to qualify as a real estate investment trust. For the next twelve months, it is anticipated that returns on Stockholders' original capital contributions will approximate 1% per annum. The Fund's cash and cash equivalents are expected to be sufficient to meet its anticipated needs for liquidity and capital resources.

Results of Operations

Net income using generally accepted accounting principles (GAAP) was $216,611 and $353,908 and using tax-reporting accounting (TRA) was $185,313 and $292,875 for the three months ended September 30, 1995 and 1994, respectively. Net income for the nine months ended September 30, 1995 and 1994 using GAAP was $665,134 and $1,484,633 and using TRA was $581,527 and $1,491,338, respectively. The difference between GAAP income and TRA income was due primarily to the treatment of loan discount accretion, loan commitment fee income, letters of credit income, Supplemental Interest income and provision for loan losses. GAAP requires that discounts on mortgage loan receivables be recognized as an adjustment to yield over the estimated life of the loan; for tax purposes the discount is recognized as income when received. GAAP requires that loan commitment fee income be recognized as income over the term of the related loans; for tax purposes the fees are recognized as income when received. GAAP requires that income received from letters of credit be recognized on a straight-line basis over the term of the letter of credit (typically one year); for tax purposes, this income is recognized as income when received. For GAAP purposes, Gross Receipts Interest is reported as earned on the accrual basis of accounting; for tax purposes 50% of the amount of Gross Receipts Interest earned is credited against Supplemental Interest Income paid in prior years. For GAAP purposes, a provision for loan losses is recognized when the net realizable value of the asset is less than the carrying value of the asset; for tax purposes, a provision for loan losses is allowed when the debt becomes worthless within the taxable year. TRA income is used in applying the REIT-qualifying test that requires 95% of taxable income to be paid out in dividends. (See Note 1 to Notes to Financial Statements).

Cash provided by operations was $33,920 and $1,217,652 and dividends declared were $541,847 and $1,147,432 for the nine months ended September 30, 1995 and 1994, respectively. Total dividends declared provided Stockholders with an annualized return of 1.13% and 2.40% for the nine months ended September 30, 1995 and 1994, respectively.

During 1994, the Fund's Board of Directors approved a change in the structure of the Fund's Mortgage Loans to NTS/Virginia Development Company and NTS/Lake Forest II Residential Corporation (the "Affiliated Borrowers") from fixed rate mortgage loans bearing interest at 7.64% and 6.74%, respectively, to cash flow mortgage loans. Effective July 1, 1994, these Affiliated Borrowers began paying interest at an annualized rate equal to the greater of 17% of Gross Receipts from the sale of the underlying real estate (residential lots) which secures the mortgage or 4.42% of the average outstanding loan balance. Interest will be due and payable monthly as lots are sold. Any shortfall to meet the minimum rate of 4.42% will be due and payable December 31 of the calendar year. The Fund will no longer receive Regular Interest, Gross Receipts Interest or other fees previously charged. In February 1995, the Fund purchased a 50% interest in a $13 million first mortgage loan to the Orlando Lake Forest Joint Venture. The loan bears interest at the greater of 17% of Gross Receipts or 6.46% of the average outstanding loan balance. The decrease in interest income on mortgage loans receivable for the nine months ended September 30, 1995 over the comparable period in 1994 is due to a decrease in the average rate earned by the Fund. The rate decreased from approximately 6.3% (1994) to 4.7% (1995) of the average outstanding balances of the earning loans. The average rate earned by the Fund for the three months ended September 30, 1995 and 1994 was approximately 4.64%. The increase in interest income on mortgage loans receivable for the three months ended September 30, 1995 over the comparable period in 1994 is to an increase in the average outstanding balances of the earning loans.

Effective July 1, 1992, the Fund discontinued accruing interest income from the $3,000,000 Phase-In Mortgage Loan and the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture until the principal and interest have been received. Approximately $1,827,000 of interest remains due on these loans but is not accrued in the Fund's financial statements. The Fund has entered into a forbearance agreement with the Orlando Lake Forest Joint Venture whereby, effective April 1, 1995, no interest will be due on these loans through January 31, 1998. The Fund will reevaluate the status of the Orlando Project at that time to determine what, if any, additional courses of action to pursue, and whether to extend the forbearance of interest.

Commitment fees paid at loan closings were amortized over the life of the loan using the interest method. Letter of credit fees are amortized over the term of the letter of credit. Fee income on mortgage loans and other financial services is the amount of commitment fees and letter of credit fees being amortized for the period. The decline in fee income for the three and nine months ended September 30, 1995 over the comparable period in 1994 is due primarily to the fact that all commitment fees were fully amortized as of December 31, 1994.

Gross Receipts Interest represented 5% of the Affiliated Borrowers' Gross Receipts from the sale of the underlying real estate (residential lots) during the period. The Fund earned Gross Receipts Interest of $14,075 and $126,964 for the three and nine months ended September 30, 1994, respectively. This amount was generated from the Fund's Mortgage Loans to NTS/Virginia Development Company, NTS/Lake Forest II Residential Corporation and the Phase-In Mortgage Loan to the Orlando Lake Forest Joint Venture.
No Gross Receipts Interest has been earned in 1995. Effective July 1, 1994, the only loan which provides for Gross Receipts Interest is the Phase-In Mortgage Loan to the Orlando Lake Forest Joint Venture.

In addition to Points, Regular Interest and Supplemental Interest, the Fund may receive Incentive Interest in connection with Mortgage Loans made to Affiliated Borrowers secured by properties not held for sale in the ordinary course of the Affiliated Borrower's business; except that in certain cases the Fund may forego Incentive Interest in order to maintain compliance with REIT qualification requirements and may instead either seek additional

Points or Regular Interest or will seek to obtain Gross Receipts Interest. The Fund does not anticipate receiving Incentive Interest and Gross Receipts Interest on the same Mortgage Loan. The amount of Incentive Interest which the Fund will receive from Affiliated Borrowers will be equal to a specified percentage of the "Increase in Value" of the underlying property securing the Mortgage Loan, which Increase in Value occurred during the period beginning from the date that the Mortgage Loan was funded and ending upon the repayment of the Mortgage Loan at maturity or upon the Sale or Refinancing of the underlying property excluding a sale or transfer to an Affiliate, so long as the Fund retains an interest in the property subsequent to the sale or transfer. No Incentive Interest has been included in revenues for either the three or nine months ended September 30, 1995 or 1994.

The Fund's by-laws provide that annual operating expenses of the Fund may not exceed in any year the greater of (i) 2% of the Funds average invested assets during such year or (ii) 25% of the Fund's taxable income during such year. The Advisor must reimburse the Fund within 60 days after the end of the year the amount by which the aggregate annual Operating Expenses paid or incurred by the Fund exceed the foregoing limitations, unless the Board of Directors approves expenses in excess of such limitations. No reimbursement was required for either the three or nine months September 30, 1995 or 1994 as operating expenses did not exceed the limit.

Operating expenses of the Fund include a Management Expense Allowance (Advisory Fee) of 1% of the Fund's Net Assets, per annum, which may be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. The Advisory Fee is paid to the Advisor (NTS Advisory Corporation) or its affiliate. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee has been reduced $25,000 and $75,000 for the three and nine months ended September 30, 1995. The Advisory Fee for the three months ended September 30, 1995 and 1994 was $132,670 and $153,400, and for the nine months ended September 30, 1995 and 1994 was $396,472 and $460,100, respectively. Increases and decreases in the Advisory Fee generally correspond directly to increases and decreases in the Fund's Net Assets.

Professional and administrative expenses include primarily directors' fees, legal, outside accounting and investor processing fees, and printing costs for financial reports. Expenses are comparable between years.

Income tax expense is the Fund's estimated liability for Federal, state, and local income taxes due on the amount of earnings which are in excess of dividends for the period.

The Fund has invested in Mortgage Loans totalling approximately $58,300,000
and $45,833,000 as of September 30, 1995 and 1994, respectively.   Also, the
Fund has invested in Temporary Investments totalling approximately $5,000,000 and $7,016,000 as of September 30, 1995 and 1994, respectively.
The balance of funds were invested in short-term cash equivalents. The Temporary Investments were funded as an alternative to other short-term investments in order to obtain higher interest rates.

The Fund's investments at September 30, 1995 were as follows:

   A Mortgage Loan to NTS/Lake Forest II Residential Corporation, an Affiliated Borrower, to fund the development of Lake Forest, a specified investment. The loan balance was $26,119,336 at September 30, 1995.

   A Mortgage Loan to NTS/Virginia Development Company, an Affiliated Borrower, to fund the development of Fawn Lake, a specified investment. The loan balance was $26,768,232 at September 30, 1995.

   A Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to fund the Orlando Lake Forest Loan, a specified investment. The loan balance was $4,990,158 at September 30, 1995, net of an unaccreted discount of $1,312,058.

   A Temporary Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to partially fund the Orlando Lake Forest Loan, a specified investment. Effective July 1, 1992, the Fund discontinued accruing interest income on the Temporary Mortgage Loan and classified the loan as non-earning. In addition, the Fund has established a loan loss reserve of $1,500,000 as of September 30, 1995 regarding this loan. The loan balance was $5,190,281 at September 30, 1995.

   A Phase-In Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to develop Orlando Lake Forest Section II, a specified investment. Effective July 1, 1992, the Fund discontinued accruing interest income on the Phase-In Mortgage Loan and classified the loan as non-earning. In addition, the Fund has established a loan loss reserve of $138,855 as of September 30, 1995 regarding this loan. The loan balance was $434,811 at September 30, 1995.

The Fund's investment of $26,119,336 in NTS/Lake Forest II Residential Corporation represents approximately 41% of the Fund's portfolio and the Fund's commitment of $28,000,000 represents approximately 44% of the Fund's portfolio. The Fund's investment of $26,768,232 in NTS/Virginia Development Company represents approximately 42% of the Fund's portfolio and the Fund's commitment of $28,000,000 represents approximately 44% of the Fund's portfolio. Both loans are current in their interest payments to the Fund. In addition, the Fund's Mortgage Loan to the Orlando Lake Forest Joint Venture is current in its interest payments to the Fund.

The Fund's Phase-In Mortgage Loan and Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture are not current in their interest payments to the Fund. Approximately $1,827,000 of interest remains due on these loans but is not accrued in the Fund's financial statements. The Fund has entered into a forbearance agreement with the Orlando Lake Forest Joint Venture whereby, effective April 1, 1995, no interest will be due on these loans through January 31, 1998. The Fund will reevaluate the status of the Orlando Project at that time to determine what, if any, additional courses of action to pursue, and whether to extend the forbearance of interest.

The Fund has established a $1,500,000 loan loss reserve regarding the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture and a $138,855 loan loss reserve regarding the $3,000,000 Phase-In Mortgage Loan to the Orlando Lake Forest Joint Venture. The amount of the reserve was determined by comparing the mortgage note receivable balance with the discounted value of estimated future cash flows as well as considering current and future economic conditions. This reserve is based on estimates and ultimate losses may vary. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known. In addition, the Fund has reduced the carrying amount due on the Phase-In Mortgage Loan by $241,145 as an amount deemed uncollectible. The loan is non-recourse, thus, once the remaining lots in Section II of the Orlando Project have been sold, the Fund has no further course of action to pursue collection.

During the nine months ended September 30, 1995, the Fund received repayment on four mortgage loans and two temporary investments in the aggregate principal amount of $5,972,911. Effective July 1, 1994, repayments on mortgage loans are generally equal to approximately 83% of the Gross Receipts received on lot sales less closing costs. The Fund made investments in three mortgage loans in the aggregate principal amount of $17,164,627.

During the nine months ended September 30, 1994, the Fund received repayment on three mortgage loans and one temporary investment in the aggregate principal amount of $3,143,263. The repayments of mortgage loans through June 30, 1994 were based on Scheduled Principal Payments of (i) 80% of the Gross Receipts received on sales of lots to builders and (ii) 70% of the Gross Receipts received on sales of lots to individuals. Effective July 1, 1994, repayments for all lots are generally equal to approximately 83% of the Gross Receipts received on lot sales less closing costs. The Fund made investments in two mortgage loans in the aggregate principal amount of $3,278,406.

During the nine months ended September 30, 1995, the Fund borrowed $14,068,000 on its credit facilities. The Fund repaid $2,528,528 of its borrowings using proceeds from the new $13.8 million credit facility. The remaining $374,000 reduction in debt came primarily from loan repayments made by NTS/Lake Forest II Residential Corporation. The Fund also borrowed $750,000 from an Affiliate of the Fund's Sponsor.

During the nine months ended September 30, 1994, the Fund borrowed $554,691 on its credit facility. The Fund repaid $802,897 of these borrowings using proceeds from loan repayments made by NTS/Lake Forest II Residential Corporation.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        In August 1992, Jeno Paulucci & Silver Lakes I, Inc., individually and d/b/a PR Partners (PR Partners) filed a complaint ("Original Complaint") against J. D. Nichols, NTS Corporation, NTS/Florida Residential Properties, Inc., Orlando Lake Forest, Inc. and Banc One Mortgage Corporation. The Original Complaint alleges, inter alia, mismanagement of the Orlando Lake Forest project by Orlando Lake Forest, Inc. as well as conspiracy among the defendants against PR Partners and its principals. The Original Complaint requested unspecified damages and declaratory and injunctive relief against the defendants. The Fund was not named as a defendant in the Original Complaint. In July 1994, the plaintiffs filed an amended complaint ("Amended Complaint") adding NTS/Residential Properties, Inc. - Florida, Lake Forest Realty, Inc. and the Fund as defendants, and amended this Complaint again in July 1995, in response to rulings by the trial judge requiring clarification of certain claims asserted by the plaintiffs. The case is in the early discovery phase, certain of the defendants have answered the Complaint and asserted counterclaims against the plaintiffs. Lake Forest Realty, Inc., the Fund and Banc One Mortgage Corporation have again moved to dismiss the Complaint, as amended. Therefore, an outcome to this litigation cannot be predicted at present.
        Mr. J. D. Nichols and the principals of the defendants have indicated that the suit will be vigorously defended, and that counterclaims will be vigorously prosecuted against the plaintiffs. Management believes that this lawsuit will have no material effect on the Fund's operations or financial condition.


Item 2. Changes in Securities

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

           (a)  Exhibits:

           Exhibit Number     Description

                28 Additional Exhibits - Pages from the Fund's Prospectus which have been specifically incorporated by reference and copies of which are attached hereto which includes pages 75 to 81.

           (b)  Reports on Form 8-K

                None

                               SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS Mortgage Income Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NTS Mortgage Income Fund
                                         (Registrant)



                                    /s/ John W. Hampton
                                        John W. Hampton
                                        Secretary/Treasurer (principal
                                        accounting and chief financial
                                        officer)



Date:    November 13, 1995