Form 10-K
period 1995-12-31
NTS MORTGAGE INCOME FUND
filed 1996-04-01
CIK 841942

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
  X             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
 ---            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended    December 31, 1995
                                                     OR
 ---            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from ____________ to _____________
                                    Commission file number    0-18550
                                                            -----------

                            NTS MORTGAGE INCOME FUND
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       61-1146077
- -----------------------------------               ------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)

  10172 Linn Station Road, Louisville, Kentucky               40223
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (502) 426-4800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                             Shares of Common Stock
                             ----------------------
                                (Title of Class)
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  YES  X         NO
                                                      ----          ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1995, there were approximately 3,187,000 shares of common stock outstanding. The aggregate sales price for shares sold was approximately $63,690,000. There is no current market for these shares although it is possible that one will develop.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the registrant dated March 31, 1989, as supplemented by Supplements No. 1, No. 2, No. 3, No. 4, No. 5 and No. 6 dated October 16, 1989, March 29, 1990, April 23, 1990, July 25, 1990, September 6,
1990, and August 23, 1991, respectively, (collective with the "Prospectus") and filed pursuant to Rule 424 under the Securities Act of 1933, are incorporated by reference into this Annual Report on Form 10-K.

Index to Exhibits is located on page 77.

                                TABLE OF CONTENTS


                                                                    Pages
                                                                    -----

                                     PART I

Item 1      Business                                                  3-7
Item 2      Properties                                                  7
Item 3      Legal Proceedings                                         7-8
Item 4      Submission of Matters to a Vote of Security Holders         8

                                     PART II

Item 5      Market for the Registrant's Shares and Related
              Stockholder Matters                                    9-10
Item 6      Selected Financial Data                                    11
Item 7      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   12-24
Item 8      Financial Statements and Supplementary Data             25-70
Item 9      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                      71

                                    PART III

Item 10     Directors and Executive Officers of the Registrant      71-75
Item 11     Executive Compensation                                     75
Item 12     Security Ownership of Certain Beneficial Owners and
              Management                                            75-76
Item 13     Certain Relationships and Related Transactions             76

                                     PART IV

Item 14     Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                              77


Signatures                                                             78

                                     PART I

Item 1.  Business
         --------

NTS Mortgage Income Fund (the "Fund"), a Delaware corporation, was formed on September 26, 1988. The Fund operates as a real estate investment trust (REIT) under the Internal Revenue Code of 1986 (the "Code"), as amended. NTS Corporation is the sponsor of the Fund (the "Sponsor") and its affiliate, NTS Advisory Corporation, is the advisor to the Fund (the "Advisor"). The Fund commenced an offering of Shares of Common Stock (Shares) on March 31, 1989. Capitalized terms shall have the meaning ascribed them in the "Glossary" on pages 75 to 81 of the Fund's Prospectus, which is filed herewith and incorporated herein by reference. The Fund extended the offering from March 31, 1990 to March 31, 1991. The Fund terminated the offering March 31, 1991, after which time the Fund issued shares pursuant to its Dividend Reinvestment Plan. During the second quarter of 1992, the Fund's Dividend Reinvestment Plan was terminated. The Fund raised approximately $64 million from the sale of approximately 3,187,000 shares including shares issued pursuant to the Fund's Dividend Reinvestment Plan.

The Fund has used the proceeds of this offering primarily to make Residential Land Development Loans to Affiliated Borrowers. It is anticipated that substantially all of any future Mortgage Loans will be made to Affiliates of the Sponsor. In addition, the Fund may make investments in real estate in amounts not to exceed approximately 10% of funds available for investment. Mortgage Loans are secured by a lien on the Borrower's real estate or by other REIT qualifying security approved by the Board of Directors, including, without limitation, by an interest in the Borrower or by a similar security interest. Based upon current market conditions and foreseeable investment opportunities, it is anticipated that no more than 25% of the Fund's proceeds will be invested in Junior Mortgage Loans (excluding Temporary Mortgage Loans and "phase-in" loans). In addition, NTS Guaranty Corporation, an Affiliate of the Sponsor, has agreed to guarantee repayment of the principal of all Junior Mortgage Loans and Temporary Mortgage Loans made to Affiliated Borrowers. Although the Fund has reserved the right to make Real Estate Investments, it only intends to do so if such an investment would be in the best interest of the Fund and assist it in achieving its primary objectives. For example, the Fund may find it in its best interest to make a Real Estate Investment which will generate non-cash deductions from taxable income thereby allowing the Fund to make Mortgage Loans providing for the accrual of deferred interest without causing difficulties in meeting the distribution requirements of the Code.

Transactions entered into between the Fund and the Advisor and its Affiliates are subject to an inherent conflict of interest. The Directors of the Fund and the Advisor may face certain conflicts of interest in enforcing the rights of the Fund against any Affiliated Borrower.

The Directors would consider the following factors in resolving certain inherent conflicts of interest:

     (1) When considering an advance of additional funds to an Affiliated Borrower, factors such as projections for the development and operation of the property, market value and market conditions generally and for the type of property anticipated to be developed by the Affiliated Borrower, the credit worthiness and equity interest of the Affiliated Borrower, the current value of the property, the security and the availability of additional collateral.

         --------------------

     (2) In deciding whether to waive a default by an Affiliated Borrower, foreclose on a Mortgage Loan or remedy a default on senior indebtedness, the Directors will consider the nature of the default, its materiality, the anticipated time and expense of pursuing the foreclosure as well as the cost of waiving the default, the anticipated viability of the Affiliated Borrower and the likelihood of the Affiliated Borrower remedying the default within a reasonable time. When considering enforcing a due-on-sale clause, the Directors will review the Fund's anticipated investments and the need for additional funds, as well as market conditions, focusing on the specific intended use of the property and the credit worthiness of the purchaser.

     (3) In establishing the amount of the Interest Reserve to be funded, the Directors will review the expected return on the reserve, the variability of the interest rate on the Mortgage Loan, the outstanding indebtedness, the Affiliated Borrower's anticipated cash flow, the operating history and the appraised value and potential appreciation of the property.

     (4) In determining whether to vary the terms of Mortgage Loans from the anticipated terms specified in the Prospectus, the Directors will review economic and market conditions and focus upon the locale of the property, the availability of additional security to collateralize the loan and the equity that the Affiliated Borrower has invested in the property.

     (5) In considering whether to refinance a property, factors relating to the value of the property compared to the Affiliated Borrower's total debt, the terms of the proposed financing and the Affiliated Borrower's ability to service the total debt, the Fund's participation in the potential appreciation of the property, as well as other investment opportunities available to the Fund will be considered. If the Affiliated Borrower seeks to refinance to prevent a default and subsequent foreclosure, the Directors would consider the factors set forth in (2) above.

In connection with the making of any Mortgage Loan to an Affiliated Borrower the Independent Directors are required to obtain on opinion from an Independent Advisor that the proposed Mortgage Loan is as fair and at least as favorable to the Fund as a Mortgage Loan to a Non-Affiliated Borrower in similar circumstances. The Independent Advisor's fees will generally be paid by the Affiliated Borrower. An Independent Advisor may face certain conflicts of interest in rendering its opinion due to the fact that its fees may be paid by the Affiliated Borrower. However, the opinion of the Independent Advisor will be requested by and rendered to the Fund.

Generally the Fund's Mortgage Loans will have maturities of between one and seven years, subject to extension. The Fund's Mortgage Loans to Affiliated Borrowers will generally provide for two-year extensions of the loan term at the option of the Borrower upon the payment of an extension fee.

Affiliated Borrowers will generally pay Points upon the initial funding of a Mortgage Loan equal to 1% of the maximum amount of the Mortgage Loan committed to by the Fund.

Affiliated Borrowers will generally be required to pay Regular Interest on a quarterly basis during the term of the Mortgage Loan. Affiliated Borrowers will have the option to choose a fixed or floating interest rate on Mortgage Loans at the time of initial funding. The floating rate is adjusted monthly based on the average of the applicable rate during the previous month. Affiliated Borrowers will generally be provided the option to convert from a fixed rate Mortgage Loan to a floating rate Mortgage Loan, or a floating rate Mortgage Loan to a fixed rate Mortgage Loan, once during the term of the Mortgage Loan and once during the extension period.

         --------------------

In the case of Residential or Commercial Land Development Loans and other loans secured by properties not held for investment, the Fund will ordinarily receive Gross Receipts Interest. Generally, Gross Receipts Interest will be an amount equal to 5% of the Affiliated Borrower's Gross Receipts derived from the sale, during the term of the Mortgage Loan, of all or a portion of the property which serves as collateral of the Mortgage Loan, although this amount may be varied in the discretion of the Board of Directors.

The Fund will obtain an MAI Appraisal prepared by an independent MAI appraiser and a mortgagee's title insurance policy or commitment in connection with obtaining each Mortgage Loan.

Generally, Residential or Commercial Land Development Loans will be repaid from proceeds from the sale of parcels of the property, or from refinancing of the property. Temporary Mortgage Loans are expected to be repaid from permanent financing (including a Permanent Mortgage Loan from the Fund) or from the sale or refinancing of the property.

Mortgage Loans to Affiliated  Borrowers are generally  non-recourse and have the
customary   provision  in  the  market  for   condemnation,   events-of-default,
acceleration and other remedies.

The Fund's investments at December 31, 1995 were as follows:

   A Mortgage Loan to NTS/Lake Forest II Residential Corporation, an Affiliated Borrower, to fund the development of Lake Forest North, a specified investment. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts from the sale of residential lots or 4.42% of the average outstanding loan balance and matures July 1, 1997. It is secured by a first mortgage on approximately 556 acres of residential land located in Louisville, Kentucky. The Fund has subordinated its first mortgage on approximately 180 acres to unaffiliated lenders who provided construction financing in the amount of $5,340,000 (with an outstanding balance of $562,873 as of December 31, 1995) for the development of those acres. The Fund's loan balance was $25,935,985 at December 31, 1995.

   A Mortgage Loan to NTS/Virginia Development Company, an Affiliated Borrower, to fund the development of Fawn Lake, a specified investment. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts from the sale of residential lots or 4.42% of the average outstanding loan balance and matures July 1, 1997. It is secured by a first mortgage on approximately 2,237 acres of residential land and improvements thereon located in Fredericksburg, Virginia. The Fund has subordinated its first mortgage on approximately 37 acres to an unaffiliated lender who provided construction financing in the amount of $540,000 (with an outstanding balance of $502,937 as of December 31, 1995) for the development of those acres. The Fund's loan balance was $27,459,598 at December 31, 1995.

   A Temporary Mortgage Loan to NTS/Virginia Development Company, an Affiliated Borrower, to fund the construction of the Fawn Lake Golf Course. The loan bears interest at the Prime Rate plus 3/4%, payable quarterly, and matures November 30, 1996. The loan is secured by a first mortgage on approximately 187 acres of residential land and improvements thereon. The principal balance is guaranteed by NTS Guaranty Corporation. The Fund's loan balance was $1,053,953 at December 31, 1995, which is net of unamortized deferred commitment fees of $20,000.

         --------------------

   A Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to fund the development of Orlando Lake Forest, a specified investment. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts from the sale of residential lots or 6.46% of the average outstanding loan balance and matures January 31, 1998. It is secured by a participation interest in a first mortgage on approximately 425 acres of residential land located in Orlando, Florida. An Affiliate of the Fund's Sponsor participates with the Fund regarding this Mortgage Loan. As of December 31, 1995, the Fund's ownership percentage was approximately 59% and the Fund's share of the outstanding loan balance was $5,633,787, which is net of an unaccreted discount of $1,275,879.

   A Phase-In Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to develop Orlando Lake Forest Section II, a specified investment. The loan bears interest at the Prime Rate plus 2%, payable quarterly, and is a demand loan. The loan is secured by a first mortgage on approximately 2 acres of residential land located in Orlando Florida. Effective July 1, 1992, the Fund discontinued accruing interest income on the Phase-In Mortgage Loan and classified the loan as non-earning. The Fund has entered into a forbearance agreement with the Joint Venture whereby, effective April 1, 1995, no interest will be due on this loan until January 31, 1998. In addition, the Fund has reduced the amount due on the Phase-In Mortgage Loan by $326,603 as an amount deemed uncollectible. The Fund has also established a loan loss reserve of $53,397 as of December 31, 1995 regarding this loan. The Fund's loan balance was $147,555 at December 31, 1995.

   A Temporary Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, the proceeds of which were used to partially fund the Orlando Lake Forest Project, a specified investment. The loan bears interest at the Prime Rate plus 2%, payable quarterly, and is a demand loan. It is secured by the partnership interests of both general partners in the Orlando Lake Forest Joint Venture and a pledge of 390 shares of the Class A common stock in NTS/Virginia Development Company by J. D. Nichols, Chairman of the Board of Directors of the Sponsor. The principal balance is guaranteed by NTS Guaranty Corporation. Effective July 1, 1992, the Fund discontinued accruing interest income on the Temporary Loan and classified the loan as non-earning. The Fund has entered into a forbearance agreement with the Joint Venture whereby, effective April 1, 1995, no interest will be due on this loan until January 31, 1998. In addition, the Fund has established a loan loss reserve of $1,500,000 as of December 31, 1995 regarding this loan. In October 1993, NTS/Virginia Development Company (Fawn Lake) and NTS/Lake Forest II Residential Corporation (Lake Forest) entered into a participation agreement with the Fund whereby they were each assigned an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture in consideration for reducing the amount of Supplemental Interest credit then due to them by the Fund. As of December 31, 1995, the interest assigned to Fawn Lake and Lake Forest was 14.862% and 16.103%, respectively. The Fund's ownership percentage was 69.035% and the Fund's share of the loan balance was $4,978,225 at December 31, 1995.

The Fund's objectives are to (i) preserve and protect capital; (ii) distribute cash flow on a monthly basis; and (iii) increase the value of the Fund's Net Assets and the Shares through receipt of Incentive Interest or Gross Receipts Interest and, to a lesser extent, through the acquisition, operation and disposition of Real Estate Investments. Incentive Interest is the Fund's share in the Increase in Value of a property securing a Mortgage Loan and shall be payable in connection with Mortgage Loans secured by Real Estate not held for sale in the ordinary course of business. Gross Receipts Interest is an amount equal to a specified percentage of the

         --------------------

Affiliated Borrower's Gross Receipts from the sale of the underlying Real Estate received during the term of the Mortgage Loan and shall be payable in connection with Mortgage Loans secured by Real Estate held for sale in the ordinary course of business. It is not an objective of the Fund to provide tax-sheltered income. There can be no assurance that these investment objectives will be attained.

The Fund has elected and is qualified to be treated as a real estate investment trust under the Internal Revenue Code Sections 856-860 for the years ended December 31, 1995, 1994 and 1993. The Fund intends to continue to qualify as a REIT. The Fund is required to terminate and liquidate its assets by December 31, 2008, although the Fund expects to seek the Stockholders' approval to dissolve the Fund by March 30, 2006 which is approximately 15 years after the Final Closing Date.

There are currently five directors of the Fund, two of whom are affiliated with the Advisor and three of whom are Independent Directors. The Directors are responsible for the management and control of the affairs of the Fund. However, in accordance with the Fund's Certificate of Incorporation and By-Laws, the Directors have, in the Advisory Agreement, delegated broad powers to the Advisor to administer the day-to-day operations of the Fund. The Advisor has delegated substantially all its duties to the Sponsor. All personnel rendering services to the Fund are employees of the Sponsor or its affiliated companies. The Fund does not directly employ any persons other than the Independent Directors and the Advisor.

The business of the Fund is not seasonal and the Fund does no foreign or export business.

Item 2.  Properties
         ----------

The Fund makes loans which are secured or collateralized by an interest in real property and does not now, nor contemplate in the immediate future, owning any properties. See Item 1 of this Form 10-K and Note 4 of the Fund's Notes to Financial Statements for information pertaining to the properties which collateralize the Fund's mortgage loans.

Item 3.  Legal Proceedings
         -----------------

In August 1992, Jeno Paulucci & Silver Lakes I, Inc., individually and d/b/a PR Partners (PR Partners) filed a complaint ("Original Complaint") against J. D. Nichols, NTS Corporation, NTS/Florida Residential Properties, Inc., Orlando Lake Forest, Inc. and Banc One Mortgage Corporation. The Original Complaint alleges, inter alia, mismanagement of the Orlando Lake Forest project by Orlando Lake Forest, Inc. as well as conspiracy among the defendants against PR Partners and its principals. The Original Complaint requested unspecified damages and declaratory and injunctive relief against the defendants. The Fund was not named as a defendant in the Original Complaint. In July 1994, the plaintiffs filed an amended complaint ("Amended Complaint") adding NTS/Residential Properties, Inc.
- - Florida, Lake Forest Realty, Inc. and the Fund as defendants, and have amended the Complaint twice more in response to rulings by the trial judge requiring clarification of certain claims asserted by the plaintiffs. The case is in the early discovery phase, and certain of the defendants have answered the Complaint and asserted counterclaims against the plaintiffs, including a claim that PR Partners has breached its fiduciary duty. Lake Forest Realty, Inc., the Fund and Banc One Mortgage Corporation have again moved to dismiss the Complaint, as amended. Therefore, an outcome to this litigation cannot be predicted at present. Mr. J. D. Nichols and the principals of the defendants have indicated that the suit will be vigorously defended, and that counterclaims will be vigorously prosecuted against the plaintiffs. Management believes that this lawsuit will have no material effect on the Fund's operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Fund did not submit any matters to a vote of its security holders during the quarter ended December 31, 1995.

                                     PART II

Item 5.  Market for the Registrant's Shares and Related Stockholder Matters
         ------------------------------------------------------------------

The selling price of the Shares was $20 per Share. The Fund's Shares are freely transferable but are not listed or included for quotation on a national securities exchange. As of March 1, 1996, there were 4,086 record holders of the Fund's Shares. Cash dividends declared varied based upon the date of Stockholder admittance. Dividends in 1995, 1994 and 1993 represent a return on invested capital of 1.01%, 2.30% and 3.83%, respectively. The amount of dividends declared was based on net taxable income earned per year.

Dividends per share for each of the three years ended December 31, 1995 were declared as follows:

                          1995              1994              1993
                          ----              ----              ----
January                   $.03              $.06              $.05
February                   .03               .06               .05
March                      .03               .06               .05
April                      .03               .03               .05
May                        .01               .03               .05
June                       .01               .03               .05
July                       .01               .03               .07
August                     .01               .03               .07
September                  .01               .03               .07
October                    .01               .03               .07
November                   .01               .03               .07
December                   .01               .04               .12
                           ---               ---               ---
                          $.20              $.46              $.77
                           ===               ===               ===

The following table presents that portion of the Fund's dividends that represent a return of capital under Generally Accepted Accounting Principals (GAAP) for each of the three years ended December 31, 1995.


                             1995           1994           1993
                          ----------     ----------     ----------
Net Income                $  858,334     $1,782,171     $1,530,596
Dividends Declared        $  643,841     $1,466,166     $2,439,335
Return of Capital
 (GAAP Basis)             $    --        $    --        $  908,739

The Fund uses tax-reporting accounting in applying the REIT-qualifying test that requires 95% of taxable income to be paid out in dividends.

Item 5.  Market for the Registrant's Shares and Related Stockholder Matters
         ------------------------------------------------------------------
         - Continued
         -----------

The following table presents that portion of the Fund's dividends that represent a return of capital under tax-reporting accounting.


                            1995           1994            1993
                         ----------     ----------      -------
Net Taxable Income       $  672,098     $1,540,323      $2,553,129
Dividends Declared       $  643,841     $1,466,166      $2,439,335
Return of Capital
 (GAAP Basis)            $    --        $    --         $    --

See Note 1C to Notes to Financial Statements and the Results of Operations under Management's Discussion for a detailed discussion of the differences between GAAP net income and net taxable income.

The Fund intends to continue to distribute at least 95% of taxable income per year in order to continue to qualify as a REIT in accordance with the Code.

The Fund established a Dividend Reinvestment Plan (the "Plan") to enable Stockholders to elect to have their distributions from the Fund invested in additional shares. The Plan also operated as a repurchase plan for Stockholders who, under certain conditions, had been able to notify NTS Securities, Inc. of their desire to sell their Shares to the Plan. The Plan began operations at the time the first distribution was made to Stockholders (June 30, 1989). In the second quarter of 1992, the Fund terminated the Plan. An analysis of the costs and expenses to be incurred in order to comply with the regulatory review associated with a dividend reinvestment plan was conducted. After consideration of such expenses, the Fund determined that the best course of action was to terminate the Plan. With the termination of the Plan, the Fund will no longer be able to provide a means by which certain hardship cases could liquidate their shares through the Fund. At some point in the future, the Fund may reexamine these issues and determine to reinstate the Plan.

No shares were specifically reserved by the Fund for sale to the Plan.




Item 6.  Selected Financial Data
         ------------------------

Years ended December 31, 1995, 1994, 1993, 1992 and 1991.


                                    1995               1994                1993                1992               1991
                                    ----               ----                ----                ----               ----
Mortgage Loans
Receivable net (2)              $63,655,706         $50,583,397         $50,884,695        $54,487,053        $53,175,279
                                 ==========          ==========          ==========         ==========         ==========

Total Assets                    $65,511,633         $51,264,380         $51,635,523        $55,319,877        $54,054,635
                                 ==========          ==========          ==========         ==========         ==========

Total Revenues                  $ 2,884,652         $ 2,985,004         $ 4,025,301        $ 4,957,075        $ 5,818,075

Total Expenses                    2,026,318           1,202,833           2,494,705          1,244,816            860,062
                                 ----------          ----------          ----------         ----------         ----------

Net Income                      $   858,334         $ 1,782,171         $ 1,530,596        $ 3,712,259        $ 4,958,013
                                 ==========          ==========          ==========         ==========         ==========

Weighted Average Number
 of Shares                        3,187,333           3,187,333           3,187,333          3,179,039          3,060,124
                                 ==========          ==========          ==========         ==========         ==========

Net Income per Share of
 Common Stock                   $       .27         $       .56         $       .48        $      1.17        $      1.62
                                 ==========          ==========          ==========         ==========         ==========

Taxable Income (prior to
 dividend paid deduction)
 (3)                            $   672,098         $ 1,540,323         $ 2,553,129        $ 4,386,749        $ 7,364,401
                                 ==========          ==========          ==========         ==========         ==========

Taxable Income (prior to
 dividend paid deduction)
 per Share of Common
 Stock                          $       .21         $       .48         $       .80        $      1.38        $      2.40
                                 ==========          ==========          ==========         ==========         ==========

Cash Dividends Declared
 (4)                            $   643,841         $ 1,466,166         $ 2,439,335        $ 4,295,678        $ 7,364,276
                                 ==========          ==========          ==========         ==========         ==========

Cash Dividends Declared
 per Share of Common
 Stock                          $       .20         $       .46         $       .77        $      1.35        $      2.40
                                 ==========          ==========          ==========         ==========         ==========


(1) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form
       10-K report.
(2) Represents the carrying amount of the mortgage loans, which is equal to their face amount less unamortized commitment fees and unaccreted discounts. The 1995, 1994, 1993 and 1992 balances are net of an allowance for loan losses of $1,553,397, $1,638,855, $1,730,000 and $230,000, respectively.
(3) See Note 1C of the Notes to Financial Statements for an explanation of differences between net income and taxable income.
(4) Cash dividends declared during 1995, 1994, 1993, 1992 and 1991 varied based upon the date of Stockholder admittance.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

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

Liquidity and Capital Resources
- -------------------------------

The Fund's objectives are to make investments which will: (i) preserve and protect the Fund's capital, (ii) provide for monthly distributions to Stockholders, and (iii) increase the value of the Fund's net assets and its shares of common stock through receipt of Incentive Interest or Gross Receipts Interest.

The Fund's primary investment strategy is to make investments in Mortgage Loans. As of December 31, 1995 and 1994 the Fund had commitments outstanding for Mortgage Loans aggregating $64,315,000 and $56,580,000 of which approximately $59,177,000 and $45,202,000 had been funded, respectively. The balance of these commitments will be drawn over a period of years in a series of advances as the borrowers develop the projects. Also, the Fund has invested in Temporary Investments totalling approximately $6,032,000 and $7,020,000 as of December 31, 1995 and 1994, respectively. Reference is made to Note 4 of the Notes to Financial Statements for further information regarding the Fund's investments as of December 31, 1995.

The Orlando Lake Forest Project (the "Orlando Project") is a single-family residential community owned by the Orlando Lake Forest Joint Venture, an Affiliated Borrower. Until August 30, 1995, the partners of the Joint Venture were Orlando Lake Forest, Inc., an Affiliate of the Fund's Sponsor, and PR Partners, an unaffiliated third party. On August 30, 1995, the interests of PR Partners were acquired by NTS/Orlando Development Company, an Affiliate of the Fund's Sponsor, due to the failure of PR Partners to make required capital contributions to the Joint Venture. PR Partners is disputing the efficacy of this transfer. The Orlando Project is encumbered by the following loans.

     The Orlando Project is encumbered by a loan in the amount of $13,000,000 (with an outstanding balance of $11,741,899 as of December 31, 1995) from the Fund and an Affiliate of the Fund's Sponsor. The loan is secured by a second mortgage on Section II of the Project and a first mortgage on the balance of the Project, approximately 425 acres of residential land and improvements thereon located in Orlando, Florida. On February 17, 1995, an agreement was reached with the bank which held the first mortgage on the majority of the Orlando Project. As a result of negotiations between the Fund and the unaffiliated bank, the bank sold its interest in the loan to the Fund at a substantial discount. The Fund and the Affiliate of the Fund's Sponsor, which holds the remaining interest in the first mortgage, entered into a participation agreement (the Master Loan Participation Agreement) whereby the Fund and the Affiliate will own a proportionate share of the $13 million first mortgage. The initial ownership percentages were 50% to the Fund and 50% to the Affiliate, however, the percentage ownership will fluctuate as additional principal is advanced to the Orlando Project by the Fund and as principal payments are received. Ownership percentage is determined in accordance with the ratio of each participant's share of

- -------------------------------------------

     the outstanding loan balance to the total outstanding loan balance. As of December 31, 1995, the Fund's ownership percentage was approximately 59%. Upon the Fund's purchase of an interest in the loan, it was converted to a cash flow mortgage loan which bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 6.46% of the average outstanding loan balance and matures January 31, 1998. The Fund's share of the loan balance was $5,633,787, as of December 31, 1995, which is net of an unaccreted discount of $1,275,879.

     The Orlando Project is encumbered by the Phase-In Mortgage Loan from the Fund in the amount of $3,000,000 (with an outstanding balance of $147,555 as of December 31, 1995) to the Orlando Lake Forest Joint Venture for the development of Section II of the Project (the "Phase-In Mortgage Loan"). The loan is secured by a first mortgage on approximately 2 acres of residential land located in Orlando, Florida. The Phase-In Mortgage Loan is classified as non-earning and is on a demand basis.

     The Orlando Project is encumbered by a Temporary Mortgage Loan in the amount of $7,818,000 (with an overall outstanding balance by the Orlando Project of $7,211,145 as of December 31, 1995) to partially fund the Orlando Lake Forest Project. The loan is secured by the partnership interests of both general partners in the Orlando Lake Forest Joint Venture and 390 shares of the Class A common stock of NTS/Virginia Development
     Company (Fawn Lake). The Temporary Mortgage Loan is classified as non-earning and is on a demand basis. The Principal balance outstanding of the Temporary Mortgage Loan is guaranteed by NTS Guaranty Corporation pursuant to the Fund's Junior Mortgage Loan Guaranty. In October 1993, Fawn Lake and NTS/Lake Forest II Residential Corporation (Lake Forest) entered into a participation agreement with the Fund (the Temporary Mortgage Loan Participation Agreement) whereby they were each assigned an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture in consideration for reducing the amount of Supplemental Interest credit then due to them by the Fund. As of December 31, 1995, the interest assigned to Fawn Lake and Lake Forest was 14.862% and 16.103%, respectively. The Fund's ownership percentage was 69.035% and the Fund's share of the loan balance was $4,978,225 at December 31, 1995.

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

- -------------------------------------------

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

     The Fund discontinued the recognition of interest income from the $3,000,000 Phase-In Mortgage Loan and the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture beginning July 1, 1992, until the principal and interest have been received. The Fund intends to pursue collection of all amounts due. The Fund has entered into a forbearance agreement with the Orlando Lake Forest Joint Venture whereby, effective April 1, 1995, no interest will be due on these loans through January 31, 1998. The Fund will reevaluate the status of the Orlando Project at that time to determine what, if any, additional courses of action to pursue and whether to extend the forbearance of interest. As of December 31, 1995, approximately $1,827,000 of interest remains due the Fund on these loans.

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

     In June of 1995, the Fund's Board of Directors approved a change to the terms of the Master Loan Participation Agreement and the Temporary Mortgage Loan Participation Agreement. Effective April 1, 1995, the Affiliate of the Fund's Sponsor agreed that the Fund may retain all payments of principal which the Affiliate would be entitled to receive on the $13 million Mortgage Loan. The Fund is applying such sums as payment by the Orlando Lake Forest Joint Venture of the Fund's share of the principal balance outstanding on the Temporary Mortgage Loan. This will continue until such time as the Fund's share of the outstanding principal of the Temporary Mortgage Loan has been repaid in full.

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

- -------------------------------------------

     Also, the Fund has established a $53,397 loan loss reserve regarding the $3,000,000 Phase-In Mortgage Loan to the Orlando Lake Forest Joint Venture. The amount of the reserve is based on the Borrower's ability to meet its obligation as well as current and future economic conditions. This reserve is based on estimates and ultimate losses may vary. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Generally Accepted Accounting Principles (GAAP) dictate that the Fund's mortgage loans be carried at the lower of the carrying value of the asset or net realizable value. The Fund has reduced the amount due on the Phase-In Mortgage Loan by $326,603 as an amount deemed uncollectible. The loan is non-recourse, thus, once the remaining lots in Section II of the Orlando Project have been sold, the Fund has no further course of action to pursue collection. Given current economic conditions and the uncertainty as to the length of time required for the Fund to collect the principal due on the $3,000,000 Phase-In Mortgage Loan, it is possible that an additional reserve will be needed.

     In August 1992, Jeno Paulucci & Silver Lakes I, Inc., individually and d/b/a PR Partners (PR Partners) filed a complaint ("Original Complaint") against J. D. Nichols, NTS Corporation, NTS/Florida Residential Properties, Inc., Orlando Lake Forest, Inc. and Banc One Mortgage Corporation. The Original Complaint alleges, inter alia, mismanagement of the Orlando Lake Forest project by Orlando Lake Forest, Inc. as well as conspiracy among the defendants against PR Partners and its principals. The Original Complaint requested unspecified damages and declaratory and injunctive relief against the defendants. The Fund was not named as a defendant in the Original Complaint. In July 1994, the plaintiffs filed an amended complaint ("Amended Complaint") adding NTS/Residential Properties, Inc. - Florida, Lake Forest Realty, Inc. and the Fund as defendants, and have amended the Complaint twice more in response to rulings by the trial judge requiring clarification of certain claims asserted by the plaintiffs. The case is in the early discovery phase, and certain of the defendants have answered the Complaint and asserted counterclaims against the plaintiffs, including a claim that PR Partners has breached its fiduciary duty. Lake Forest Realty, Inc., the Fund and Banc One Mortgage Corporation have again moved to dismiss the Complaint, as amended. Therefore, an outcome to this litigation cannot be predicted at present. Mr. J. D. Nichols and the principals of the defendants have indicated that the suit will be vigorously defended, and that counterclaims will be vigorously prosecuted against the plaintiffs. Management believes that this lawsuit will have no material effect on the Fund's operations or financial condition.

The  Fawn  Lake  project  is a  single-family  residential  community  owned  by
NTS/Virginia   Development  Company,  an  Affiliated  Borrower.   Fawn  Lake  is
encumbered by the following notes:

     A note payable in the amount of $540,000 (with an outstanding balance of $502,937 as of December 31, 1995) from an unaffiliated lender which is secured by a first mortgage on 24 residential lots (approximately 37 acres of residential land and improvements thereon). The purpose of the loan is to provide construction financing to develop approximately 44 lots of the Fawn Lake project (20 of which have been sold and released from the mortgage). The Fund's Board of Directors agreed to subordinate the Fund's Mortgage Loan regarding the 44 lots until the unaffiliated lender note is paid in full. The note bears interest at the Prime Rate plus 1%, payable monthly, and matures September 15, 1996.

- -------------------------------------------

     A Mortgage Loan from the Fund in the amount of $28,000,000 (with an outstanding balance of $27,459,598 as of December 31, 1995) to fund the development of the Fawn Lake project, a specified investment. The loan is secured by a first mortgage on approximately 2,237 acres of residential land and improvements thereon located in Fredericksburg, Virginia. The Fund has subordinated its first mortgage on approximately 37 acres regarding the loan discussed above. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 4.42% of the average outstanding loan balance and matures July 1, 1997.

     A Temporary Mortgage Loan from the Fund in the amount of $2,000,000 (with an outstanding balance of $1,053,953 as of December 31, 1995) to fund the construction of the Fawn Lake Golf Course. The loan bears interest at the Prime Rate plus 3/4%, payable quarterly and matures November 30, 1996. The loan is secured by a first mortgage on approximately 187 acres of residential land and improvements thereon. The Principal balance outstanding of the Temporary Mortgage Loan is guaranteed by NTS Guaranty Corporation pursuant to the Fund's Junior Mortgage Loan Guaranty.

The Lake Forest project is a single-family residential community owned by NTS/Lake Forest II Residential Corporation, an Affiliated Borrower. Lake Forest is encumbered by the following notes:

     A note payable with an unaffiliated lender in the amount of $875,000 (with an outstanding balance of $123,913 as of December 31, 1995) which is secured by a first mortgage on 11 residential lots (approximately 4 acres of residential land and improvements thereon). The purpose of the loan is to provide construction financing to develop 25 lots in the Lake Forest project (14 of which have been sold and released from the mortgage). The Fund has subordinated its Mortgage Loan regarding the 25 lots until the unaffiliated lender note is paid in full. The note bears interest at the Prime Rate plus 1%, payable monthly, and matures November 24, 1996.

     A note payable with an unaffiliated bank in the amount of $4,465,000 (with an outstanding balance of $438,960 as of December 31, 1995) which is secured by a first mortgage on the Lake Forest Country Club golf course (approximately 176 acres of residential land and improvements thereon). The purpose of the loan is to provide construction financing to construct a clubhouse building for the Country Club. The Fund has subordinated its Mortgage Loan regarding the 176 acres until the unaffiliated bank note is paid in full. The note bears interest at the Prime Rate plus 1%, payable monthly, and matures July 31, 1999.

     A Mortgage Loan from the Fund in the amount of $28,000,000 (with an outstanding balance of $25,935,985 as of December 31, 1995) to fund the development of the Lake Forest project, a specified investment. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 4.42% of the average outstanding loan balance and matures July 1, 1997. The loan is secured by a first mortgage on approximately 556 acres of residential land and improvements thereon located in Louisville, Kentucky of which approximately 180 acres have been subordinated regarding the loans discussed above.

On October 11, 1994, following an extended review of operations of the residential development borrowers, the Fund's Board of Directors agreed that it was necessary to revise the structure of the Fund's Mortgage Loans to

- -------------------------------------------

Fawn Lake and Lake Forest (the "Affiliated Borrowers") in order to protect the capital of the Fund. After reviewing possible alternatives, it was determined that it was necessary to change the structure of the loans to cash flow mortgage loans which would relate the debt service to sales volumes, thereby allowing the Affiliated Borrowers to develop the elements essential for successful completion of the projects. It was judged by the Fund's Board of Directors to be the approach most likely to effectively work out the current situation and protect the Fund's capital. At the same time, the Board required that 1) the owners of the Affiliated Borrowers receive no distributions from the projects until their loan is fully repaid, 2) NTS Advisory Corporation will pay $100,000 annually towards the expenses of the Fund beginning in 1995 until the maturity of the loans, and 3) the Affiliated Borrowers will be required to pay to the Fund 100% of the Gross Receipts from the sale of the underlying real estate (residential lots) which secures the mortgage after paying closing costs. Effective July 1, 1994, the Affiliated Borrowers will pay interest at an annualized rate equal to the greater of 15% (subsequently revised to 17%) of Gross Receipts or 4.42% of the average outstanding loan balance. The Fund will no longer receive Regular Interest, Gross Receipts Interest or other fees previously charged. Interest will be due and payable monthly as lots are sold. Any shortfall to meet the minimum rate of 4.42% will be due and payable December 31 of the calendar year.

On December 1, 1994, the Fund's Board of Directors approved an increase in the loan commitment amount to Lake Forest from $25,000,000 to $28,000,000 and approved an increase in the loan commitment amount to Fawn Lake from $20,000,000 to $28,000,000. The purpose of the increases was to enable the projects to refinance certain obligations superior in priority to the Fund's Mortgage Loans as well as to enable the projects to pay ongoing development costs. In addition, the monthly interest rate was increased from 15% of Gross Receipts to 17% of Gross Receipts from lot sales effective July 1, 1994. This will allow the monthly interest payments to more closely approximate the minimum required interest rate of 4.42% of the outstanding loan balance.

On July 21, 1995, the Fund's Temporary Mortgage Loan to the NTS/Mall Limited Partnership was paid in full.

May 16, 1989 was the Initial Closing Date of the Fund. During the period beginning with the 90th day following May 16, 1989 (August 14, 1989) and ending March 31, 1992, (the Cash Flow Guaranty period), it was anticipated that Mortgage Loans would be structured to provide for the payment by Affiliated Borrowers of Points, Regular Interest and either Incentive Interest or Gross Receipts Interest, which would be sufficient to allow the Fund to make distributions to the Stockholders, on a monthly basis, at a rate equal to a minimum of 12% per annum, noncompounded return. In order to achieve such distributions, Affiliated Borrowers were required to pay Supplemental Interest which was an amount in excess of Points, Regular Interest, Incentive Interest and Gross Receipts Interest (i.e. an amount based on a percentage of an Affiliated Borrower's Gross Receipts from the sale of underlying Real Estate received during the term of the Mortgage Loan), other cash balances available for distribution at the discretion of the Board of Directors of the Fund, and all other cash receipts of the Fund net of all cash expenditures of the Fund. Payments of Supplemental Interest were credited against 50% of the amount of Incentive Interest or Gross Receipts Interest which the Fund received from Affiliated Borrowers in later years. The Fund received $4,731,000 in Supplemental Interest from Affiliated Borrowers during the Cash Flow Guaranty period. None of this amount was advanced by the Guarantor.

- -------------------------------------------

For tax purposes, Supplemental Interest is recognized as income when received. Taxable income is used in computing dividends to be paid. Thus, for liquidity purposes, the year the Supplemental Interest is received is the year it is paid to Stockholders as dividends. The Cash Flow Guaranty period ended on March 31, 1992. The Fund has not and it is not anticipated that the Fund will receive into taxable income, or make distributions of, Supplemental Interest beyond this date.

In the second quarter of 1992, the Fund terminated the purchase of shares of stock through its Dividend Reinvestment Plan. An analysis of the costs and expenses to be incurred in order to comply with the regulatory review associated with a dividend reinvestment plan was conducted. After consideration of such expenses, the Fund determined that the best course of action was to terminate the Plan. With the termination of the Plan, the Fund is no longer able to provide a means by which certain hardship cases can liquidate their shares through the Fund. At some point in the future, the Fund may re-examine these issues and determine to reinstate the Plan.

On January 24, 1992, the Fund entered into a loan agreement with an unaffiliated bank providing for a credit facility of up to $2.8 million secured by a collateral assignment of the Fund's mortgage to Lake Forest. On August 3, 1993, the credit limit was raised to $4 million. The loan was paid in full on January 10, 1995.

On January 10, 1995, the Fund entered into a loan agreement with an unaffiliated bank proving for a credit facility of up to $13.8 million secured by a collateral assignment of the Fund's mortgages to Lake Forest and Fawn Lake. The purpose of the loan is to refinance the Fund's existing credit facility, increase the Fund's investment portfolio and provide additional operating capital for the Fund. The loan bears interest at the Prime Rate plus 1%, payable monthly and matures December 27, 1997. The Fund made principal payments on the loan equal to $12,000 per lot from lot sales at Lake Forest and $1,000 per lot from lot sales at Fawn Lake during 1995. The Fund will make principal payments on the loan equal to $13,500 per lot from lot sales at Lake Forest and $1,000 per lot from lot sales at Fawn Lake during 1996. The loan is guaranteed by Mr.
J. D. Nichols, Chairman of the Board of the Fund's Sponsor.

On September 29, 1995, the Fund entered into a loan agreement with an unaffiliated bank for $268,000 secured by the guarantee of Mr. J. D. Nichols. The purpose of the loan was to provide interim funding to complete the construction of the Fawn Lake Country Club golf course six months earlier than previously scheduled. The loan was paid in full on November 13, 1995.

In the fourth quarter of 1995, the Fund entered into a loan agreement with an unaffiliated bank for $2,000,000 secured by a collateral assignment of the Fund's mortgage to Fawn Lake regarding approximately 187 acres of residential land and improvements known as the Fawn Lake Golf Course. The purpose of the loan is to fund the remaining construction of the Fawn Lake Golf Course. The loan bears interest at the Prime Rate plus 3/4%, payable quarterly and matures November 30, 1996.

In the third quarter of 1995, the Fund borrowed $750,000 from an Affiliate of the Fund's Sponsor. The advance is in the form of an unsecured non-interest bearing note payable and matures April 15, 1996. The advance was made to meet the development plans of the projects to which the Fund has outstanding loans.

- -------------------------------------------

In the fourth quarter of 1995, the Fund borrowed an additional $1,135,000 from Affiliates of the Fund's Sponsor. The advances bear interest at various rates averaging approximately 5.75% and mature April 15, 1996.
These advances are unsecured.

The Fund intends to maintain a working capital reserve equal to 1% of the gross proceeds received. The Fund may alter the percentage of such reserves if deemed necessary. As of December 31, 1995, the Fund had cash and equivalents of approximately $536,000.

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

Results of Operations
- ---------------------

Net income using generally accepted accounting principles (GAAP) was $858,334, $1,782,171 and $1,530,596 and using tax-reporting accounting (TRA) was $672,098, $1,540,323 and $2,553,129 for the years ended December 31, 1995, 1994 and 1993, respectively. The difference between GAAP income and TRA income was due primarily to the treatment of loan discount accretion, loan commitment fee income, letters of credit income, Supplemental Interest income and provision for loan losses. GAAP requires that discounts on mortgage loan receivables be recognized as an adjustment to yield over the estimated life of the loan; for tax purposes the discount is recognized as income when the proceeds are received. GAAP requires that loan commitment fee income be recognized as income over the term of the related loans; for tax purposes the fees are recognized as income when received. GAAP requires that income received from letters of credit be recognized on a straight-line basis over the term of the letter of credit (typically one year); for tax purposes, this income is recognized as income when received. For GAAP purposes, Gross Receipts Interest is reported as earned on the accrual basis of accounting; for tax purposes 50% of the amount of Gross Receipts Interest earned is credited against Supplemental Interest Income paid in prior years. For GAAP purposes, a provision for loan losses is recognized when the net realizable value of the asset is less than the carrying value of the asset; for tax purposes, a provision for loan losses is allowed when the debt becomes worthless within the taxable year. TRA income is used in applying the REIT-qualifying test that requires 95% of taxable income to be paid out in dividends. (See Note 1C to Notes to Financial Statements).

Cash provided by operations was $59,772, $1,503,393 and $3,085,947 during the years ended December 31, 1995, 1994 and 1993, respectively. The Fund declared dividends of $643,841 (1995), $1,466,166 (1994) and $2,439,335 (1993). Total
dividends declared provided Stockholders with an annualized return of 1.01%, 2.30% and 3.83% for the years ended December 31, 1995, 1994 and 1993, respectively.

- ---------------------------------

On October 11, 1994, the Fund's Board of Directors approved a change in the structure of the Fund's Mortgage Loans to NTS/Virginia Development Company and NTS/Lake Forest II Residential Corporation (the "Affiliated Borrowers") from fixed rate mortgage loans to cash flow mortgage loans. Effective July 1, 1994, these Affiliated Borrowers will pay interest at an annualized rate equal to the greater of 15% (subsequently revised to 17%) of Gross Receipts from the sale of the underlying real estate (residential lots) which secures the mortgage or 4.42% of the average outstanding loan balance. Interest will be due and payable monthly as lots are sold. Any shortfall to meet the minimum rate of 4.42% will be due and payable December 31 of the calendar year. The Fund will no longer receive Regular Interest, Gross Receipts Interest or other fees previously charged. In February 1995, the Fund purchased a 50% interest in a $13 million first mortgage loan to the Orlando Lake Forest Joint Venture. The loan bears interest at the greater of 17% of Gross Receipts or 6.46% of the average outstanding loan balance. The increase in interest income on mortgage loans receivable for the year ended December 31, 1995 over the comparable period in 1994 is due to an increase in the average outstanding balances of the earning loans. The average interest rate earned by the Fund for the year ended December 31, 1995 was approximately 4.6% of the average outstanding loan balances.

The decrease in interest income on mortgage loans receivable for the year ended December 31, 1994 over the comparable period in 1993 is due to a decrease in the average rate earned by the Fund. The rate decreased from approximately 7% (1993) to 6% (1994) of the average outstanding loan balances. On February 18, 1993, the Fund's Board of Directors approved a change in the interest rate to be charged on the Fund's Mortgage Loans to NTS/Virginia Development Company and NTS/Lake Forest II Residential Corporation from the Prime Rate plus 2% to the Federal Funds Rate plus 3.7% effective January 1, 1993. In addition, on March 23, 1993, NTS/Virginia Development Company exercised its option (as provided in the existing loan agreement) to convert from a floating rate Mortgage Loan to a fixed rate Mortgage Loan. The fixed interest rate, as defined in the mortgage note and in the Fund's Prospectus, is equal to 300 basis points in excess of the applicable treasury rate. The fixed interest rate was 7.64%. Also on March 23, 1993, NTS/Lake Forest II Residential Corporation exercised its option (as provided in the existing loan agreement) to convert from a floating rate Mortgage Loan to a fixed rate Mortgage Loan. The fixed interest rate, as defined in the mortgage note and in the Fund's Prospectus, is equal to 300 basis points in excess of the applicable treasury rate. The fixed interest rate was 6.74%.

Effective July 1, 1992, the Fund discontinued accruing interest income from the $3,000,000 Phase-In Mortgage Loan and the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture until the principal and interest have been received. As of December 31, 1995 and 1994, approximately $1,827,000 and $1,659,000, respectively, of interest was due on these loans but not accrued in the Fund's financial statements. The Fund has entered into a forbearance agreement with the Orlando Lake Forest Joint Venture whereby, effective April 1, 1995, no interest will be due on these loans through January 31, 1998. The Fund will reevaluate the status of the Orlando Project at that time to determine what, if any, additional courses of action to pursue, and whether to extend the forbearance of interest.

Commitment fees paid at loan closings are amortized over the life of the loan using the interest method. Letter of credit fees are amortized over the term of the letter of credit. Fee income on mortgage loans and financial services is the amount of commitment fees and letter of credit fees being amortized for the period. The increase in fee income for the year ended December 31, 1994 over the year ended December 31, 1993 is due to recognizing in income all remaining unamortized fees for Fawn Lake and Lake Forest as a result of the loan restructuring discussed above. There was no commitment fee income recognized in 1995.

- ---------------------------------

Gross Receipts Interest represents 5% of the Affiliated Borrowers' Gross Receipts from the sale of the underlying real estate (residential lots) during the period. Supplemental Interest is an amount in excess of Points, Regular Interest, and either Gross Receipts Interest or Incentive Interest that certain Affiliated Borrowers paid to the Fund. Payments of Supplemental Interest were credited against 50% of the amount of Gross Receipts Interest or Incentive Interest which the Fund received from Affiliated Borrowers in later years. The Fund earned Gross Receipts Interest of $129,338 for the year ended December 31, 1994 and $627,784 (which includes $160,185 of amortized Supplemental Interest) for the year ended December 31, 1993. These amounts were generated from the Fund's Mortgage Loans to NTS/Virginia Development Company, NTS/Lake Forest II Residential Corporation and the Phase-In Mortgage Loan to the Orlando Lake Forest Joint Venture. Effective July 1, 1994, the only loan which provides for Gross Receipts Interest is the Phase-In Mortgage Loan to the Orlando Lake Forest Joint Venture.

Prior to July 1, 1994, increases and decreases in Gross Receipts and Supplemental Interest income between years were directly related to increases and decreases in the level of residential lot closings achieved by the properties which collateralize the loans. In addition, in consideration for the January 1, 1993 interest rate change from the Prime Rate plus 2% to the Federal Funds rate plus 3.7% discussed above, Fawn Lake and Lake Forest agreed to reduce the amount of future Gross Receipts Interest credit to be received by $97,500 and $121,875, respectively. This total amount of $219,375 has been recognized in income for the year ended December 31, 1993.

On October 14, 1993, the Fund's Board of Directors accepted a proposal whereby the residential projects securing the Fund's Mortgage Loans would agree to begin paying Gross Receipts Interest in an amount equal to 5% of the net sales price of residential lots sales in consideration for a credit of the balance of Supplemental Interest credit due from the Fund. The amount of Supplemental Interest credit due from the Fund as of October 14, 1993 was $3,777,637. The adjustment of the Supplemental Interest credit was as follows:

     In connection with the Fund's Supplemental Interest credit obligation, the Fund credited Fawn Lake and Lake Forest for $750,000, each, representing a reduction in each project's Mortgage Loan.

     In connection with the Fund's Supplemental Interest credit obligation, the Fund credited Orlando Lake Forest Joint Venture for $42,604 representing a reduction in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture.

     In connection with the Fund's Supplemental Interest credit obligation, the Fund credited Fawn Lake and Lake Forest for the Supplemental Interest credit balance by assigning Fawn Lake and Lake Forest an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture. The interest assigned to Fawn Lake and Lake Forest was $1,072,727 and $1,162,306, respectively.

In addition to Points, Regular Interest and Supplemental Interest, the Fund may receive Incentive Interest in connection with Mortgage Loans made to Affiliated Borrowers secured by properties not held for sale in the ordinary course of the Affiliated Borrower's business; except that in certain cases the Fund may forego Incentive Interest in order to maintain compliance with REIT qualification requirements and may instead either seek additional Points or Regular Interest or will seek to obtain Gross Receipts Interest. The Fund does not anticipate receiving Incentive Interest and Gross Receipts Interest on the same Mortgage Loan. The amount of Incentive Interest which

- ---------------------------------

the Fund will receive from Affiliated Borrowers will be equal to a specified percentage of the "Increase in Value" of the underlying property securing the Mortgage Loan, which Increase in Value occurred during the period beginning from the date that the Mortgage Loan was funded and ending upon the repayment of the Mortgage Loan at maturity or upon the Sale or Refinancing of the underlying property excluding a sale or transfer to an Affiliate, so long as the Fund retains an interest in the property subsequent to the sale or transfer. No Incentive Interest has been included in revenues for any of the three years ended December 31, 1995.

The Fund's by-laws provide that annual operating expenses of the Fund may not exceed in any year the greater of (i) 2% of the Funds average invested assets during such year or (ii) 25% of the Fund's taxable income during such year. The Advisor must reimburse the Fund within 60 days after the end of the year the amount by which the aggregate annual Operating Expenses paid or incurred by the Fund exceed the foregoing limitations, unless the Board of Directors approves expenses in excess of such limitations. No reimbursement was required for any of the three years ended December 31, 1995 as operating expenses did not exceed the limit.

Operating expenses of the Fund include a Management Expense Allowance  (Advisory
Fee) of 1% of the Fund's Net Assets, per annum, which may be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. The Advisory Fee is paid to the Advisor (NTS Advisory Corporation) or its affiliate. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee has been reduced $100,000 for the year ended December 31, 1995. The Advisory Fee for the years ended December 31, 1995, 1994 and 1993 was $528,973, $614,100 and $593,500, respectively. Increases and decreases in the Advisory Fee generally correspond directly to increases and decreases in the Fund's Net Assets.

Professional and administrative expenses include primarily directors' fees, legal, outside accounting and investor processing fees, and printing costs for financial reports. Expenses are comparable between years.

Income tax expense is the Fund's estimated liability for Federal, state, and local income taxes due on the amount of earnings which are in excess of dividends for the period.

The planned principal operations (investments in Mortgage Loans) commenced during the latter part of September 1989. Therefore, administrative expenses incurred from inception (September 1988) through September 30, 1989 have been capitalized as start-up costs and were amortized over five years.

The Fund has established a $1,500,000 loan loss reserve regarding the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture and a $53,397 loan loss reserve regarding the $3,000,000 Phase-In Mortgage Loan to the Orlando Lake Forest Joint Venture. The amount of the reserve was determined by comparing the mortgage note receivable balance with the discounted value of estimated future cash flows as well as considering current and future economic conditions. This reserve is based on estimates and ultimate losses may vary. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known. In addition, the Fund has reduced the

- ---------------------------------

carrying amount due on the Phase-In Mortgage Loan by $326,603 as an amount deemed uncollectible. The loan is non-recourse, thus, once the remaining lots in
Section II of the Orlando Project have been sold, the Fund has no further course of action to pursue collection.

The Fund has invested in Mortgage Loans totaling approximately $59,177,000 and $45,202,000 as of December 31, 1995 and 1994, respectively. Also, the Fund has invested in Temporary Investments totaling approximately $6,032,000 and $7,020,000 as of December 31, 1995 and 1994, respectively. The balance of funds were invested in short-term cash equivalents. The Temporary Investments were funded as an alternative to other short-term investments in order to obtain higher interest rates.

The Fund's investments at December 31, 1995 were as follows:

     A  Mortgage  Loan  to  NTS/Lake  Forest  II  Residential  Corporation,   an
     Affiliated Borrower, to fund the development of Lake Forest North, a specified investment. The loan balance was $25,935,985 at December 31, 1995.

     A  Mortgage  Loan  to  NTS/Virginia   Development  Company,  an  Affiliated
     Borrower, to fund the development of Fawn Lake, a specified investment. The loan balance was $27,459,598 at December 31, 1995.

     A Temporary Mortgage Loan to NTS/Virginia Development Company, an Affiliated Borrower, to fund the construction of the Fawn Lake Golf Course. The loan balance was $1,053,953 at December 31, 1995, which is net of unamortized deferred commitment fees of $20,000.

     A Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to fund the development of Orlando Lake Forest, a specified investment. The loan balance was $5,633,787 at December 31, 1995, which is net of an unaccreted discount of $1,275,879.

     A Temporary Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to partially fund the Orlando Lake Forest Loan, a specified investment. Effective July 1, 1992, the Fund discontinued accruing interest income on the Temporary Mortgage Loan and classified the loan as non-earning. In addition, the Fund has established a loan loss reserve of $1,500,000 as of December 31, 1995 regarding this loan. The loan balance was $4,978,225 at December 31, 1995.

     A Phase-In Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to develop Orlando Lake Forest Section II, a specified investment. Effective July 1, 1992, the Fund discontinued accruing interest income on the Phase-In Mortgage Loan and classified the loan as non-earning. In addition, the Fund has established a loan loss reserve of $53,397 as of December 31, 1995 regarding this loan. The loan balance was $147,555 at December 31, 1995.

The Fund's investment of $25,935,985 in NTS/Lake Forest II Residential Corporation represents approximately 40% of the Fund's portfolio and the Fund's commitment of $28,000,000 represents approximately 43% of the Fund's portfolio. The Fund's investment of $27,459,598 in NTS/Virginia Development Company represents approximately 42% of the Fund's portfolio and the Fund's commitment of $28,000,000 represents approximately 43% of the Fund's portfolio. Both loans are current in their interest payments to the Fund.

- ---------------------------------

In addition, the Fund's Mortgage Loan to the Orlando Lake Forest Joint Venture and the Temporary Mortgage Loan to NTS/Virginia Development Company are current in interest payments to the Fund. The Fund's Phase-In Mortgage Loan and Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture are not current in their interest payments to the Fund. Approximately $1,827,000 of interest remains due on these loans but is not accrued in the Fund's financial statements.

During the year ended December 31, 1995, the Fund received repayment on four mortgage loans and two temporary investments in the aggregate principal amount of $8,219,874. The repayments on mortgage loans were generally equal to approximately 83% of the Gross Receipts received on lot sales less closing costs. The Fund made investments in three mortgage loans and one temporary investment in the aggregate principal amount of $21,187,154.

During the year ended December 31, 1994, the Fund received repayment on three mortgage loans and one temporary investment in the aggregate principal amount of $4,310,554. The repayments of mortgage loans through June 30, 1994 were based on Scheduled Principal Payments of (i) 80% of the Gross Receipts received on sales of lots to builders and (ii) 70% of the Gross Receipts received on sales of lots to individuals. Effective July 1, 1994, repayments on mortgage loans were generally equal to approximately 83% of the Gross Receipts received on lot sales less closing costs. The Fund made investments in two mortgage loans in the aggregate principal amount of $4,056,326.

During the year ended December 31, 1993, the Fund received repayment on three mortgage loans and one temporary investment in the aggregate principal amount of $7,145,622. The Fund made investments in two mortgage loans in the aggregate principal amount of $8,729,692.

During the year ended December 31, 1995, the Fund borrowed $15,186,873 from its various lenders. The Fund repaid $1,991,528 of its borrowings using proceeds from a $13.8 million credit facility and repaid $268,000 of its borrowings using proceeds from a $2,000,000 mortgage loan. The remaining $714,000 reduction in debt came primarily from loan repayments made by NTS/Lake Forest II Residential Corporation. The Fund also borrowed $1,885,000 from Affiliates of the Fund's Sponsor.

During the year ended December 31, 1994, the Fund borrowed $554,691 on its credit facility. The Fund repaid $1,006,151 of its borrowings using proceeds from loan payments made by NTS/Lake Forest II Residential Corporation.

During the year ended December 31, 1993, the Fund borrowed $2,653,977 on its credit facility. The Fund repaid $1,358,052 of these borrowings using proceeds from loan repayments made by NTS/Lake Forest II Residential Corporation.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Stockholders of the NTS Mortgage Income Fund:

We have audited the accompanying balance sheets of the NTS Mortgage Income Fund (a Delaware corporation) as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the NTS Mortgage Income Fund as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.






                                         ARTHUR ANDERSEN LLP









Louisville, Kentucky
February 21, 1996




                            NTS MORTGAGE INCOME FUND
                            ------------------------
                                 BALANCE SHEETS
                                 --------------
                        AS OF DECEMBER 31, 1995 AND 1994
                        --------------------------------


                                             1995            1994
                                        -------------   -------------
ASSETS

 Mortgage loans receivable:
  Earning loans                         $ 60,083,323    $ 46,123,406
  Non-earning                              5,125,780       6,098,846
                                         ------------    ------------

                                          65,209,103      52,222,252
  Less reserves for loan losses            1,553,397       1,638,855
                                         ------------    ------------

  Net mortgage loans receivable           63,655,706      50,583,397

Cash and equivalents                         535,687         308,155
Interest receivable                        1,142,021         372,828
Other assets                                 178,219           --
                                         ------------    ------------

  Total assets                          $ 65,511,633    $ 51,264,380
                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses   $    179,307    $    154,615
Dividends payable                             38,248         127,493
Notes payable - affiliates (Note 3)        1,885,000            --
Notes payable                             14,149,873       1,936,528
Deferred revenues                              3,127           4,159
                                         ------------    ------------

  Total liabilities                       16,255,555       2,222,795
                                         ------------    ------------

Commitments and contingencies

Stockholders' equity:
 Common stock, $0.001 par value,
 6,000,000 shares authorized;
 3,187,333 shares issued and
 outstanding                            $      3,187    $      3,187
 Additional paid-in-capital               54,163,397      54,163,397
Distributions in excess of net income     (4,910,506)     (5,124,999)
                                         ------------    ------------

Total stockholders' equity                49,256,078      49,041,585
                                         ------------    ------------

Total liabilities and stockholders'
equity                                  $ 65,511,633    $ 51,264,380
                                         ============    ============


The accompanying notes are an integral part of these financial statements.




                            NTS MORTGAGE INCOME FUND
                            ------------------------
                              STATEMENTS OF INCOME
                              --------------------
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993
              ----------------------------------------------------


                                                1995          1994          1993
                                            ------------  ------------  ------------
Revenues:
 Interest income on mortgage loans
  receivable                                $ 2,849,807   $ 2,716,804   $ 3,248,160
 Fee income on mortgage loans and other
  financial services                             12,924       130,791       118,955
 Gross receipts and supplemental interest
  income                                           --         129,338       627,784
 Interest income on cash equivalents
  and miscellaneous income                       21,921         8,071        30,402
                                             -----------   -----------   -----------

                                              2,884,652     2,985,004     4,025,301
                                             -----------    ----------    ----------

Expenses:
 Advisory fee (Note 3)                      $   528,973   $   614,100   $   593,500
 Professional and administrative                162,427       174,900       208,501
 Interest expense                             1,247,128       182,486        91,733
 Other taxes and licenses                        25,790        20,705        22,013
 Amortization expense                            52,000        35,642        34,958
 Provision for loan losses                        --          150,000     1,500,000
                                             -----------   -----------   -----------

                                              2,016,318     1,177,833     2,450,705
                                             -----------   -----------   -----------

Income before income tax expense                868,334     1,807,171     1,574,596

 Income tax expense                              10,000        25,000        44,000
                                             -----------   -----------   -----------

Net income                                  $   858,334   $ 1,782,171   $ 1,530,596
                                             ===========   ===========   ===========

Net income per share of common stock        $       .27   $       .56   $       .48
                                             ===========   ===========   ===========

Weighted average number of shares             3,187,333     3,187,333     3,187,333
                                             ===========   ===========   ===========


The accompanying notes are an integral part of these financial statements.




                            NTS MORTGAGE INCOME FUND
                            ------------------------
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       ----------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------



                           Common         Common       Additional    Distributions
                           Stock          Stock         Paid-in-     in Excess of
                           Shares         Amount        Capital       Net Income        Total
                           ------         ------       ----------    -------------   -------------
Stockholder's equity
 December 31, 1992        3,187,333      $  3,187   $ 54,163,397    $ (4,532,265)    $ 49,634,319

Net income                                  --             --          1,530,596        1,530,596

Dividends declared                          --             --         (2,439,335)      (2,439,335)
                         ----------       -------    ------------    ------------     ------------

Stockholders' equity
 December 31, 1993        3,187,333      $  3,187   $ 54,163,397    $ (5,441,004)    $ 48,725,580

Net income                                  --             --          1,782,171        1,782,171

Dividends declared                          --             --         (1,466,166)      (1,466,166)
                         ----------       -------    ------------    ------------     ------------

Stockholders' equity
 December 31, 1994        3,187,333      $  3,187   $ 54,163,397    $ (5,124,999)    $ 49,041,585

Net income                                  --             --            858,334          858,334

Dividends declared                          --             --           (643,841)        (643,841)
                         ----------       -------    ------------    ------------     ------------

Stockholders' equity
 December 31, 1995        3,187,333      $  3,187   $ 54,163,397    $ (4,910,506)    $ 49,256,078
                         ==========       =======    ============    ============     ============


The accompanying notes are an integral part of these financial statements.





                            NTS MORTGAGE INCOME FUND
                            ------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------

                                                       1995            1994            1993
                                                  -------------   -------------   -------------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
 Net income                                       $    858,334    $  1,782,171    $  1,530,596
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Accretion of discount on mortgage loans
    receivable                                        (125,029)          --              --
   Amortization expense                                 52,000          35,642          34,958
   Provision for loan losses                              --           150,000       1,500,000
   Changes in assets and liabilities:
    Interest receivable                               (769,193)       (372,828)        502,723
    Accounts payable and accrued expenses               24,692          14,443          (5,001)
    Deferred commitment fees                            20,000        (102,930)        (91,210)
    Deferred revenues                                   (1,032)         (3,105)       (386,119)
                                                   ------------    ------------    ------------

   Net cash provided by operating activities            59,772       1,503,393       3,085,947
                                                   ------------    ------------    ------------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
 Principal collections on mortgage loans
  receivable                                      $  8,219,874    $  4,310,554    $  7,145,622
 Investment in mortgage loans receivable           (21,187,154)     (4,056,326)     (8,729,692)
                                                   ------------    ------------    ------------

   Net cash from (used for) investing
    activities                                     (12,967,280)        254,228      (1,584,070)
                                                   ------------    ------------    ------------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
 Proceeds from notes payable                      $ 15,186,873    $    554,691    $  2,653,977
 Proceeds from notes payable - affiliates            1,885,000           --              --
 Payments on notes payable                          (2,973,528)     (1,006,151)     (1,358,052)
 Other assets                                         (230,219)          --            (22,178)
 Dividends paid                                       (733,086)     (1,713,192)     (2,342,117)
                                                   ------------    ------------    ------------

   Net cash used for financing activities           13,135,040      (2,164,652)     (1,068,370)
                                                   ------------    ------------    ------------

   Net increase (decrease) in cash and
    equivalents                                   $    227,532    $   (407,031)   $    433,507

CASH AND EQUIVALENTS, beginning of period              308,155         715,186         281,679
                                                   ------------    ------------    ------------

CASH AND EQUIVALENTS, end of period               $    535,687    $    308,155    $    715,186
                                                   ============    ============    ============

Cash paid during the period for:
 Interest, net of amounts capitalized             $  1,130,832    $    180,235    $     85,271
 Income taxes                                     $        700    $     36,082    $     49,492

Noncash investing activities:
 Principal reductions on mortgage loan
  receivable by offsetting deferred revenues      $      --       $       --      $  1,542,604
 Principal reductions on mortgage loan
  receivables by entering into a participation
  agreement                                       $      --       $       --      $  2,235,033


The accompanying notes are an integral part of these financial statements.

                            NTS MORTGAGE INCOME FUND
                            ------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

1.     Summary of Significant Accounting Policies
       -------------------------------------------

       A)  Organization
           ------------

           NTS Mortgage Income Fund (the "Fund"), a Delaware corporation, was formed on September 26, 1988. The Fund operates as a real estate investment trust (REIT) under the Internal Revenue Code of 1986 (the "Code"), as amended. NTS Corporation is the sponsor of the Fund (the "Sponsor") and its affiliate, NTS Advisory Corporation, is the advisor to the Fund (the "Advisor").

           The Fund intends to make residential and commercial land development loans, land acquisition loans, development loans, construction and permanent mortgage loans to Affiliated Borrowers consisting principally of first, and to a lesser extent, junior mortgage loans and to make Equity Investments in real estate in amounts not to exceed approximately 10% of its Funds Available for Investment as defined in the Fund's offering prospectus (the "Prospectus"). Equity Investments are only anticipated to be made if necessary to assist the Fund to satisfy applicable requirements of the Code. Each mortgage loan will be secured by a lien on the property, by an interest in the borrower or by a similar security interest.

           The Fund is required to terminate and liquidate its assets by December 31, 2008, although the Fund expects to seek the Stockholders' approval to dissolve the Fund by March 30, 2006 which is approximately 15 years after the Final Closing Date.

       B)  Basis of Accounting
           -------------------

           The Fund's records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles (GAAP).

       C)  Income Taxes
           ------------

           The Fund has elected and is qualified to be treated as a REIT under Internal Revenue Code Sections 856-860. In order to qualify, the Fund is required to distribute at least 95% of its taxable income to Stockholders and meet certain other requirements. The Fund intends to continue to qualify as a REIT for Federal income tax purposes. A reconciliation of net income for financial statement purposes versus that for income tax reporting at December 31 is as follows:

                                            1995          1994          1993
                                        ------------  ------------  ------------

           Net income (GAAP)            $   858,334   $ 1,782,171   $ 1,530,596
           Accretion of note discount      (125,029)        --            --
           Loan commitment fee income        20,000      (102,930)      (91,210)
           Letters of credit income          (1,032)       (3,105)        6,438
           Supplemental interest
            income                           (1,717)      (64,668)     (424,819)
           Federal income tax expense         7,000        20,000        32,124
           Provision for loan losses        (85,458)      (91,145)    1,500,000
                                         -----------   -----------   -----------

           Taxable income before
            dividends paid deduction    $   672,098   $ 1,540,323   $ 2,553,129
                                         ===========   ===========   ===========

           Dividends declared           $   643,841   $ 1,466,166   $ 2,439,335
                                         ===========   ===========   ===========

           Distribution percentage               96%           95%           96%
                                         ===========   ===========   ===========

       -------------------------------------------------------

       D)  Organizational and Start-up Costs
           ---------------------------------

           Organizational costs are expenses incurred in the creation of the Fund such as legal and accounting fees and were amortized over a five-year period beginning on the Initial Closing Date. Start-up costs are administration expenses which were capitalized until the Fund made its first Mortgage Loan on September 29, 1989 and were amortized over a five-year period.

       E)  Offering Costs
           --------------

           Offering costs consist primarily of selling commissions and other costs associated with the offering of the Shares. Offering costs are shown as a reduction of stockholders' equity. Pursuant to the Fund's Prospectus, the offering and organizational costs incurred by the Fund were equal to 15% of the gross proceeds.

       F)  Use of Estimates in Preparation of Financial Statements
           -------------------------------------------------------

           The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       G)  Revenue Recognition and Reserves for Loan Losses
           ------------------------------------------------

           Interest income from mortgage loans is reported as earned on the accrual basis of accounting. If the Fund has any reason to doubt the collectability of any principal or interest amounts due pursuant to the terms of the mortgage loans appropriate reserves would be established for any principal and accrued interest amounts deemed unrealizable (see Note 5). Statements of Financial Accounting Standards Nos. 114 and 118 require that impaired loans be measured based on the present value of expected future cash flows discounted at each loan's effective interest rate, at each loan's observable market price or at the fair value of the collateral if the loan is collateral dependent.

           Commitment fees paid at loan closing are amortized over the life of the loan using the interest method. Letter of credit income is amortized over the term of the letter of credit using the straight-line method. Gross Receipts Interest is recognized with respect to a mortgage loan secured by real estate held for sale in the ordinary course of the borrower's business. Gross Receipts Interest is an amount equal to 5% of the borrower's Gross Receipts, as defined in the Fund's Prospectus, from the sale of the underlying real estate during the term of the mortgage loan. Gross Receipts Interest is reported as earned on the accrual basis of accounting.

       H)  Statement of Cash Flows
           -----------------------

           For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with an original maturity of three (3) months or less that are readily convertible to cash.

       ------------------------------------------------------

       I)  Operating Expense Limitations
           -----------------------------

           The annual Operating Expenses of the Fund, based upon guidelines promulgated by the North American Securities Administrators Association, Inc., are prohibited from exceeding in any fiscal year the greater of (i) 2% of the Fund's Average Invested Assets during such fiscal year or (ii) 25% of the Fund's Net Income during such fiscal year. In the event the Fund's annual Operating Expenses exceed this limitation, the Advisor must reimburse the Fund within 60 days after the end of the fiscal year, the amount by which the aggregate annual Operating Expenses paid or incurred by the Fund exceed the foregoing limitations. The Fund did not exceed this limitation for the years ended December 31, 1995, 1994 and 1993.

           Operating Expenses are defined as operating, general and administrative expenses of the Fund as determined under generally accepted accounting principles, including but not limited to rent, utilities, capital equipment, salaries, fringe benefits, travel expenses, the Management Expense Allowance, expenses paid by third parties to the Advisor and its Affiliates based upon its relationship with the Fund (e.g. loan administration, servicing, engineering and inspection expenses) and other administrative items, but excluding the expenses of raising capital, interest payments, taxes, non-cash expenditures (e.g., depreciation, amortization, bad debt reserves), the Subordinated Advisory Fee, and the costs related directly to a specific Mortgage Loan investment or Real Estate Investment by the Fund, such as expenses for originating, acquiring, servicing or disposing of said specific Mortgage Loan or Real Estate Investment.

2.     Affiliations
       ------------

       The Fund operates under the direction of its Board of Directors who have retained the Advisor to manage the Fund's operations and to make recommendations concerning investments. The Advisor has delegated substantially all of its duties to the Sponsor (see Note 3).

3.     Related Party Transactions
       --------------------------

       As of December 31, 1995, the Sponsor (NTS Corporation) or an Affiliate owned 58,918 shares of the Fund.

       Pursuant to the Advisory Agreement, the Fund will pay the Advisor (NTS Advisory Corporation) a Management Expense Allowance (Advisory Fee) relating to services performed for the Fund in an amount equal to 1% of the Fund's Net Assets, per annum, which amount may be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee has been reduced $100,000 for the year ended December 31, 1995. For the years ended December 31, 1995, 1994 and 1993, $528,973, $614,100 and
       $593,500, respectively, has been incurred as an Advisory Fee.

       On February 17, 1995, the Fund purchased from an unaffiliated bank an interest in a $13 million first mortgage (with an outstanding balance of $9,664,465 as of February 17, 1995) to the Orlando Lake Forest Joint Venture. An Affiliate of the Sponsor owns the remaining interest via

       --------------------------------------

       a participation agreement. The initial ownership percentages were 50% to the Fund and 50% to the Affiliate, however, the percentage ownership will fluctuate as additional principal is advanced to the Joint Venture by the Fund. Ownership percentages will be determined in accordance with the ratio of each participant's share of the outstanding loan balance to the total outstanding loan balance. As of December 31, 1995, the outstanding balance on the first mortgage was $11,741,899, and the Fund's ownership percentage was approximately 59%.

       During the third quarter of 1995, the Fund borrowed $750,000 from an Affiliate of the Fund's Sponsor. The advance is in the form of an unsecured non-interest bearing note payable and matures April 15, 1996. The advance was made to meet the development plans of the projects to which the Fund has outstanding loans.

       During the fourth quarter of 1995, the Fund borrowed an additional $1,135,000 from Affiliates of the Fund's Sponsor in a series of advances. The advances bear interest at various rates averaging approximately 5.75% and mature April 15, 1996. Interest paid to the Affiliates was $13,023 for the year ended December 31, 1995. These advances are unsecured.

       On October 14, 1993, Fawn Lake and Lake Forest entered into a participation agreement with the Fund whereby they were each assigned an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture. The respective assignment of interest was $1,072,727 to Fawn Lake and $1,162,306 to Lake Forest. The consideration given the Fund for the acquisition of an interest in the note was a reduction in the amount of the Supplemental Interest credit due by the Fund to Fawn Lake and Lake Forest (see Note 7).




4.   Mortgage Loans Receivable, net
     ------------------------------

     The following tables outline the Fund's mortgage loan portfolio at December
     31, 1995. There is currently no readily determinable market value for the portfolio given its unique and affiliated nature.


                               Property Pledged            Interest    Maturity
          Borrower               as Collateral               Rate        Date
          --------             ----------------            --------    ---------

     1) Earning Loans:

     Temporary Mortgage
     Loans:

     NTS/Virginia         First mortgage on approximately    Prime      11/30/96
     Development Compan   187 acres of residential land      + 3/4%
                          and improvements thereon located
                          in Fredericksburg, Virginia,
                          known as the Fawn Lake Golf
                          Course; NTS Guaranty Corporation
                          guarantees the loan
     Mortgage Loans:
     NTS/Virginia         First mortgage on approximately    17% of     07/01/97
     Development Company  2,237 acres of residential land    Gross
                          and improvements thereon           Receipts
                          located in Fredericksburg,         (a)(b)
                          Virginia, known as Fawn Lake

     NTS/Lake Forest      First mortgage on approximately    17% of     07/01/97
     II Residential       556 acres of residential land      Gross
     Corporation          in Louisville, Kentucky, known     Receipts
                          as Lake Forest                     (a)(b)

     Orlando Lake         First mortgage on approximately    17% of     01/31/98
     Forest Joint         425 acres of residential land      Gross
     Venture              in Orlando, Florida known as       Receipts
                          Orlando Lake Forest                (c)

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






4.   Mortgage Loans Receivable, net - Continued
     ------------------------------------------


                      Total                     Balance                      Interest
                     Senior                   Outstanding    Commitment     Receivable
                    Liens At   Face Amount        At            Fees            At
                    12/31/95   At 12/31/95     12/31/95(j)    Received       12/31/95
                    --------   -----------    ------------   ----------     ----------
1) Earning
Loans:

Temporary
Mortgage Loan:

NTS/Virginia      $ 1,063,873   $ 2,000,000   $ 1,053,953   $    20,000   $    10,443
Development
Company

Mortgage Loans:

NTS/Virginia          502,937    28,000,000    27,459,598       200,000       618,591
Development             (d)          (f)
Company

NTS/Lake Forest       562,873    28,000,000    25,935,985       250,000       313,171
II Residential          (e)          (g)
Corporation

Orlando Lake            --       13,000,000     5,633,787         --          199,816
Forest Joint                         (h)           (i)
Venture
                                 -----------   -----------   -----------   -----------
Total Earning
Loans                           $71,000,000   $60,083,323   $   470,000   $ 1,142,021
                                 ===========   ===========   ===========   ===========


     (d) Senior lien applies to approximately 37 acres securing the first mortgage which are subordinated to an unaffiliated lender.
     (e) Senior liens apply to approximately 180 acres securing the first mortgage which are subordinated to unaffiliated lenders.
     (f) NTS Guaranty Corporation guarantees up to $2 million of outstanding debt exceeding $18 million.
     (g) NTS Guaranty Corporation guarantees up to $2,416,500 of outstanding debt exceeding $22 million.
     (h) An Affiliate of the Fund's Sponsor participates with the Fund regarding this Mortgage Loan. As of December 31, 1995, the Fund's ownership percentage was approximately 59%.
     (i) The carrying amount of this Mortgage Loan is net of an unaccreted discount of approximately $1,275,879.
     (j) The carrying amount of the mortgage loans receivable at December 31, 1995 is net of any unamortized commitment fees.





4.   Mortgage Loans Receivable, net - Continued
     ------------------------------------------


                               Property Pledged            Interest    Maturity
     Borrower                   as Collateral                Rate        Date
     --------                   -------------                ----        ----
2) Non-Earning Loans:

Temporary Mortgage
Loans:


Orlando Lake            Pledge by both general partners     Prime      Demand
Forest Joint            of their partnership interests      + 2%
Venture                 in Orlando Lake Forest Joint         (k)
                        Venture  located  in  Orlando,
                        Florida; a pledge of 390 shares
                        of the Class A common stock in
                        NTS/Virginia Development Company;
                        NTS Guaranty Corporation
                        guarantees the loan
Mortgage Loan:
Orlando Lake            First mortgage on approximately     Prime      Demand
Forest Joint            2 acres of residential land         + 2%
Venture                 located in Orlando, Florida          (k)
                        known as Orlando Lake Forest
                        Joint Venture

  (k) The Orlando Lake Forest Joint Venture has entered into a forbearance agreement with the Fund whereby, effective April 1, 1995, no interest will be due on these loans through January 31, 1998.




4.   Mortgage Loans Receivable, net - Continued
     ------------------------------------------


                     Total                      Balance                     Interest
                    Senior                    Outstanding   Commitment     Receivable
                   Liens At     Face Amount        At          Fees            At
                   12/31/95     At 12/31/95     12/31/95     Received       12/31/95
                   --------     -----------   -----------   ----------     ----------
2) Non-Earning
Loans:

Temporary
Mortgage Loan:

Orlando Lake      $11,889,454   $ 7,818,000   $ 4,978,225   $   150,000   $  --
Forest Joint          (l)            (m)          (n)                       (P)
Venture

Mortgage Loans:

Orlando Lake             --       3,000,000       147,555        30,000      --
Forest Joint                                      (o)                       (P)
Venture                          ----------    ----------    ----------    ------

Total Earning
Loans                           $10,818,000   $ 5,125,780   $   180,000   $  --
                                 ==========    ==========    ==========    ======


   (l)     Total senior liens include a $147,555 mortgage loan with the Fund and a 59% interest in a senior lien totalling $11,741,899 with the Fund.
   (m)     NTS/Virginia  Development  Company (Fawn Lake) and NTS/Lake Forest II
           Residential  Corporation  (Lake  Forest)  participate  with  the Fund regarding this Temporary  Mortgage Loan. The percentage  ownership as of December 31, 1995 is 14.862% and 16.103%, respectively.
   (n)     The Fund has established a $1,500,000 loan loss reserve as of December 31, 1995.
   (o)     The Fund has established a $53,397 loan loss reserve as of December 31, 1995.
   (p)     The Fund has discontinued accruing interest from the Temporary Mortgage Loan and the
           Phase-In Mortgage Loan to the Orlando Lake Forest Joint Venture until
           the  interest  payment  is  received.   Approximately  $1,827,000  of
           interest remains due to the Fund on these loans but is not accrued in the Fund's financial statements.


     ------------------------------------------
     Reconciliation of Mortgage Loans Receivable for the year ended:
     ---------------------------------------------------------------


     Balance at December 31, 1992                                   $54,717,053

     Additions:
        Mortgage Loans                             $    90,084
        Temporary Mortgage Loans                         --
        Amortization of loan fees                      106,210          196,294
                                                    -----------

     Reductions:
        Mortgage Loans                                   --
        Temporary Mortgage Loans                    (2,283,652)
        Mortgage Loan written-off                        --
        Loan fees received                             (15,000)      (2,298,652)
                                                    -----------      -----------

     Balance at December 31, 1993                                   $52,614,695

     Additions:
        Mortgage Loans                             $     --
        Temporary Mortgage Loans                         --
        Amortization of loan fees                      117,930          117,930
                                                    -----------

     Reductions:
        Mortgage Loans                                (249,004)
        Temporary Mortgage Loans                        (5,224)
        Mortgage Loan written-off                     (241,145)
        Loan fees received                             (15,000)        (510,373)
                                                    -----------      -----------

     Balance at December 31, 1994                                   $52,222,252

     Additions:
        Mortgage Loans                             $14,060,254
        Temporary Mortgage Loans                         --
        Amortization of loan fees                        --          14,060,254
                                                    -----------

     Reductions:
        Mortgage Loans                                   --
        Temporary Mortgage Loans                      (967,945)
        Mortgage Loan written-off                      (85,458)
        Loan fees received                             (20,000)      (1,073,403)
                                                    -----------      -----------

     Balance at December 31, 1995                                   $65,209,103
                                                                     ==========

     Reserves for Loan Losses:

     Balance at December 31, 1992                                   $   230,000
        Additions charged to Expenses              $ 1,500,000
        Deduction for Mortgage Loan written-off          --           1,500,000
                                                    -----------      ----------

     Balance at December 31, 1993                                   $ 1,730,000
        Additions charged to Expenses              $   150,000
        Deduction for Mortgage Loan written-off       (241,145)         (91,145)
                                                    -----------      -----------

     Balance at December 31, 1994                                   $ 1,638,855
        Additions charged to Expenses              $     --
        Deduction for Mortgage Loan written-off        (85,458)         (85,458)
                                                    -----------      -----------

     Balance at December 31, 1995                                   $ 1,553,397
                                                                      ==========

5.     Reserves for Loan Losses
       ------------------------

       Reserves for loan losses are based on management's evaluation of the borrower's ability to meet its obligation as well as current and future economic conditions. Reserves are based on estimates and ultimate losses could differ materially from the amounts assumed in arriving at the reserve for possible loan losses reported in the financial statements. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known. On a regular basis, management reviews each mortgage loan in the Fund's portfolio including an assessment of the recoverability of the individual mortgage loans. As of December 31, 1995, the Fund has a loan loss reserve regarding the $3,000,000 Phase-In Mortgage Loan to the Orlando Lake Forest Joint Venture (with an outstanding balance of $147,555 as of December 31, 1995) amounting to $53,397 and a loan loss reserve regarding the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture (with an outstanding balance of $4,978,225 as of December 31, 1995) amounting to $1,500,000.

6.     Notes Payable
       -------------

       Notes payable consist of the following:

                                                    1995            1994
                                                 -----------    -----------
       Note payable to a bank in the amount
       of $13,800,000 bearing interest at
       the Prime Rate plus 1%, payable
       monthly, due December 27, 1997,
       secured by a collateral assignment
       of the Fund's mortgages on Lake
       Forest and Fawn Lake, guaranteed
       by Mr. J. D. Nichols, Chairman of
       the Board of the Fund's Sponsor           $13,086,000    $    --

       Note payable to a bank in the amount
       of $2,000,000, bearing interest at the
       Prime Rate plus 3/4%, payable quarterly
       due November 30, 1996, secured by
       approximately 187 acres of residential
       land and improvements thereon              1,063,873          --

       Note payable to a bank in the amount
       of $2,800,000, bearing interest at
       the Prime Rate plus 1%, payable
       monthly, secured by a collateral
       assignment of the Fund's mortgage
       on Lake Forest, paid in full on
       January 10, 1995                               --         1,936,522
                                                 ----------     ----------
                                                $14,149,873    $ 1,936,528
                                                 ==========     ==========

       The Prime Rate was 8 1/2% at December 31, 1995 and 1994.

       Based on the borrowing rates currently available to the Fund for bank loans with similar terms and average maturities, the fair value of the above debt instruments approximates the carrying value.

7.     Gross Receipts and Supplemental Interest Income
       -----------------------------------------------

       Gross Receipts Interest is recognized with respect to a Mortgage Loan secured by real estate held for sale in the ordinary course of the borrower's business. Gross Receipts Interest is an amount equal to 5% of the borrower's Gross Receipts, as defined in the Fund's Prospectus, from the sale of the underlying real estate during the term of the mortgage loan. Gross Receipts Interest is reported as earned on the accrual basis of accounting. Effective July 1, 1994, the only loan which provides for Gross Receipts Interest is the Phase-In Mortgage Loan to the Orlando Lake Forest Joint Venture, however, none was earned for the year ended December 31, 1995.

       In addition to regular interest and Gross Receipts Interest, borrowers were required to pay Supplemental Interest. Supplemental Interest was paid to the Fund through March 31, 1992, in order for the Fund to make distributions to its Stockholders equal to a 12% per annum, noncompounded return on their capital contribution. Supplemental Interest was credited against 50% of the amounts later due as Gross Receipts Interest, thereby reducing the amount of Gross Receipts Interest paid. Supplemental Interest was classified as deferred revenue on the Fund's balance sheet when received and was amortized into income equal to the amount credited against Gross Receipts Interest thereby reflecting the full amount of Gross Receipts Interest as income as earned on the accrual basis of accounting. The Fund received $4,731,000 in Supplemental Interest from Affiliated Borrowers during the Cash Flow Guaranty period. None of this amount was advanced by the Guarantor (see Note 9). Supplemental Interest of $160,185 which has been recognized in income for the year ended December 31, 1993 represents the amount of Supplemental Interest paid in prior years that was credited against 50% of the amount due as Gross Receipts Interest for the period from certain Affiliated Borrowers. In addition, on February 18, 1993 the Fund's Board of Directors changed the interest rate to be charged on the Mortgage Loans to NTS/Virginia Development Company and NTS/Lake Forest II Residential Corporation. Effective January 1, 1993, for the first quarter of 1993, these loans were charged interest at the Federal Funds Rate plus 3.7%. In consideration for the interest rate change, NTS/Virginia Development Company and NTS/Lake Forest II Residential Corporation agreed to reduce the amount of future Gross Receipts Interest credit to be received by $97,500 and $121,875, respectively. This total amount of $219,375 has been recognized as Gross Receipts Income on the statement of income for the year ended December 31, 1993.

       On October 14, 1993, the Fund's Board of Directors accepted a proposal whereby the residential projects securing the Fund's Mortgage Loans would agree to begin paying Gross Receipts Interest in an amount equal to 5% of the net sales price of residential lots sales in consideration for a credit of the balance of Supplemental Interest credit due from the Fund. The amount of Supplemental Interest credit due from the Fund as of October 14, 1993 was $3,777,637. The adjustment of the Supplemental Interest credit was as follows:

              In connection with the Fund's Supplemental Interest credit obligation, the Fund credited Fawn Lake and Lake Forest for $750,000, each, representing a reduction in each project's Mortgage Loan.

              In connection with the Fund's Supplemental Interest credit obligation, the Fund credited Orlando Lake Forest Joint Venture for $42,604 representing a reduction in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture.

       -----------------------------------------------------------

              In connection with the Fund's Supplemental Interest credit obligation, the Fund credited Fawn Lake and Lake Forest for the Supplemental Interest credit balance by assigning Fawn Lake and Lake Forest an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture. The interest assigned to
              Fawn Lake and Lake Forest was $1,072,727 and $1,162,306, respectively.

8.     Commitments and Contingencies
       -----------------------------

       The Fund has commitments to extend credit made in the normal course of business that are not reflected in the financial statements. At December 31, 1995, the Fund had outstanding funding commitments under standby letters of credit aggregating $985,664: Orlando Lake Forest Joint Venture $517,813; NTS/Virginia Development Co. $467,851. These outstanding funding commitments are part of the maximum funding amount of the mortgage loans. Committed undisbursed loans were approximately $6,084,000 at December 31, 1995.

       In August 1992, Jeno Paulucci & Silver Lakes I, Inc., individually and d/b/a PR Partners (PR Partners) filed a complaint ("Original Complaint") against J. D. Nichols, NTS Corporation, NTS/Florida Residential Properties, Inc., Orlando Lake Forest, Inc. and Banc One Mortgage Corporation. The Original Complaint alleges, inter alia, mismanagement of the Orlando Lake Forest project by Orlando Lake Forest, Inc. as well as conspiracy among the defendants against PR Partners and its principals. The Original Complaint requested unspecified damages and declaratory and injunctive relief against the defendants. The Fund was not named as a defendant in the Original Complaint. In July 1994, the plaintiffs filed an amended complaint ("Amended Complaint") adding NTS/Residential
       Properties, Inc. - Florida, Lake Forest Realty, Inc. and the Fund as defendants, and have amended the Complaint twice more in response to rulings by the trial judge requiring clarification of certain claims asserted by the plaintiffs. The case is in the early discovery phase, and certain of the defendants have answered the Complaint and asserted counterclaims against the plaintiffs, including a claim that PR Partners has breached its fiduciary duty. Lake Forest Realty, Inc., the Fund and Banc One Mortgage Corporation have again moved to dismiss the Complaint, as amended. Therefore, an outcome to this litigation cannot be predicted at present. Mr. J. D. Nichols and the principals of the defendants have indicated that the suit will be vigorously defended, and that counterclaims will be vigorously prosecuted against the plaintiffs. Management believes that this lawsuit will have no material effect on the Fund's operations or financial condition.

9.     Guaranties to the Fund
       ----------------------

       NTS Guaranty Corporation (the "Guarantor"), an Affiliate of the Sponsor, has agreed to provide the following guaranties to the Fund:

       Cash Flow Guaranty
       ------------------

       As defined in the Fund's Prospectus, the Cash Flow Guaranty ended on March 31, 1992. It was anticipated that the Mortgage Loans would be structured to provide for the payment by Affiliated Borrowers of Points, Regular Interest, and either Incentive Interest or Gross Receipts Interest, as defined in the Prospectus, at a combined rate sufficient to allow the Fund to make distributions to the Stockholders at a rate equal to a minimum 12% per annum, noncompounded return.

       ----------------------------------

       Cash Flow Guaranty - Continued
       ------------------------------

       In order to achieve such distributions, Affiliated Borrowers were required to pay Supplemental Interest which was an amount in excess of Points, Regular Interest, Incentive Interest and Gross Receipts Interest, other cash balances available for distribution at the discretion of the Board of Directors of the Fund, and all other cash receipts of the Fund net of all cash expenditures of the Fund. Payments of Supplemental Interest were credited against 50% of the amounts of Incentive or Gross Receipts Interest which the Fund received from Affiliated Borrowers in later years. The Fund received $4,731,000 in Supplemental Interest from Affiliated Borrowers during the Cash Flow Guaranty period. None of this amount was advanced by the Guarantor.

       Junior Mortgage Loan Guaranty
       -----------------------------

       The Guarantor guarantees the payment to the Fund, on a timely basis, of the Principal (as defined in the Prospectus) of all Junior Mortgage Loans and Temporary Mortgage Loans made by the Fund to Affiliated Borrowers. The Guarantor's obligation is limited to the Principal balance outstanding on the Junior Mortgage Loan or Temporary Mortgage Loan and does not include the Interest Reserve, as defined in the Prospectus. This guaranty will not apply to Junior Mortgage Loans or Temporary Mortgage Loans made to Non-Affiliated Borrowers.

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

       Purchase Price Guaranty
       -----------------------

       The Guarantor has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions, as defined in the Fund's Prospectus.

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

10.    Dividends Paid and Payable
       --------------------------

       Dividends declared for the periods ended December 31, 1993, 1994 and 1995 were as follows:

                                        Average
         Date      Date of     Date    Outstanding    Amount
       Declared  Record (1)    Paid      Shares     Per Share     Amount
       --------  ----------  --------  -----------  ---------   --------

       02/18/93   01/31/93   02/26/93   3,187,333    $  .05    $  161,974
       02/18/93   02/28/93   03/29/93   3,187,333       .05       146,618
       02/18/93   03/31/93   04/27/93   3,187,333       .05       162,556
       02/18/93   04/30/93   05/28/93   3,187,333       .05       159,366
       02/18/93   05/31/93   06/28/93   3,187,333       .05       159,336
       02/18/93   06/30/93   07/28/93   3,187,333       .05       159,366
       02/18/93   07/31/93   08/26/93   3,187,333       .07       223,144
       02/18/93   08/31/93   09/30/93   3,187,333       .07       223,114
       02/18/93   09/30/93   10/28/93   3,187,333       .07       223,114
       02/18/93   10/31/93   11/29/93   3,187,333       .07       223,114
       02/18/93   11/30/93   12/27/93   3,187,333       .07       223,114
       02/18/93   12/31/93   01/26/94   3,187,333       .12       374,519
                                                      -------   ---------

       Total dividends declared in 1993              $  .77    $2,439,335
                                                      =======   =========

       01/28/94   01/31/94   02/28/94   3,187,333    $  .06    $  191,240
       01/28/94   02/28/94   03/28/94   3,187,333       .06       191,239
       01/28/94   03/31/94   04/28/94   3,187,333       .06       191,240
       01/28/94   04/20/94   05/28/94   3,187,333       .03        95,618
       01/28/94   05/31/94   06/28/94   3,187,333       .03        95,619
       01/28/94   06/30/94   07/28/94   3,187,333       .03        95,619
       01/28/94   07/31/94   08/29/94   3,187,333       .03        95,619
       01/28/94   08/31/94   09/29/94   3,187,333       .03        95,619
       01/28/94   09/30/94   10/28/94   3,187,333       .03        95,620
       01/28/94   10/31/94   11/29/94   3,187,333       .03        95,620
       01/28/94   11/30/94   12/29/94   3,187,333       .03        95,620
       01/28/94   12/31/94   01/27/95   3,187,333       .04       127,493
                                                      -------   ---------

       Total dividends declared in 1994              $  .46    $1,466,166
                                                      =======   =========

       03/09/95   01/31/95   02/27/95   3,187,333    $  .03    $   95.620
       03/09/95   02/28/95   03/28/95   3,187,333       .03        95,620
       03/09/95   03/31/95   04/27/95   3,187,333       .03        95.620
       03/09/95   04/30/95   05/26/95   3,187,333       .03        95,620
       03/09/95   05/31/95   06/27/95   3,187,333       .01        31,873
       03/09/95   06/30/95   07/27/95   3,187,333       .01        31,873
       03/09/95   07/31/95   08/25/95   3,187,333       .01        31,873
       03/09/95   08/31/95   09/26/95   3,187,333       .01        31,873
       03/09/95   09/30/95   10/26/95   3,187,333       .01        31,873
       03/09/95   10/31/95   11/29/95   3,187,333       .01        31,873
       03/09/95   11/30/95   12/26/95   3,187,333       .01        31,873
       03/09/95   12/31/95   01/26/96   3,187,333       .01        38,250
                                                      -------   ---------

       Total dividends declared in 1995              $  .20    $  643,841
                                                      =======   =========

       It is the Fund's policy to distribute to its Stockholders an amount equal to at least 95% of taxable income. A portion of the dividends paid during a subsequent year may be allocable to taxable income earned in the prior year. For 1993, 1994 and 1995, dividends to Stockholders represent ordinary income.

       (1)  Cash dividends vary based upon the date of stockholder admittance.

11.     Subsequent Events - Unaudited
        -----------------------------

        A) On March 12, 1996, the Fund's Board of Directors, including a majority of the Independent Directors, took the following action:

             * Fixed the number of directors on the Fund's Board of Directors at five and elected Gerald B. Thomas as an Independent Director and Richard L. Good as an Affiliated Director. Messrs. Thomas and Good will serve as members of the Board of Directors until the annual meeting and until they or their successors are duly elected and qualified.

             * Set May 1, 1996 as the record date for determination of Stockholders entitled to notice of and vote at the annual meeting to be held on June 27, 1996.

             *  Approved  an  increase   in  the  loan   commitment   amount  to
                NTS/Virginia    Development    Company   from   $28,000,000   to
                $30,000,000.

12.     Unaudited Quarterly Financial Data
        ----------------------------------

                                      Quarters Ended
                                      --------------

    1995               March 31     June 30    September 30 December 31    Total
    ----             -----------  -----------  ------------ -----------  ----------
Total revenues       $  640,705   $  751,340   $  741,441   $  751,166   $2,884,652

Total expenses          418,094      520,429      522,330      555,465    2,016,318
                     ----------   ----------   ----------   ----------   ----------

Income before
 income taxes           222,611      230,911      219,111      195,701      868,334

Income tax expense        2,500        2,500        2,500        2,500       10,000
                     ----------   ----------   ----------   ----------   ----------

Net income           $  220,111   $  228,411   $  216,611   $  193,201   $  858,334
                     ==========   ==========   ==========   ==========   ==========

Net income per
 share of common
 stock               $      .07   $      .07   $      .07   $      .06   $      .27
                     ==========   ==========   ==========   ==========   ==========



    1994               March 31     June 30    September 30  December 31    Total
    ----             -----------  -----------  ------------ ------------ ----------
Total revenues       $  916,883   $  902,970   $  615,566   $  549,585   $2,985,004

Total expenses          256,355      412,773      256,658      252,047    1,177,833
                     ----------   ----------   ----------   ----------   ----------

Income before
 income taxes           660,528      490,197      358,908      297,538    1,807,171

Income tax expense       10,000       10,000        5,000         --         25,000
                     ----------   ----------   ----------   ----------   ----------

Net income           $  650,528   $  480,197   $  353,908   $  297,538   $1,782,171
                     ==========   ==========   ==========   ==========   ==========

Net income per
 share of common
 stock               $      .20   $      .15   $      .11   $      .09   $      .56
                     ==========   ==========   ==========   ==========   ==========


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To the Stockholders of NTS Guaranty Corporation:

We have audited the accompanying balance sheets of NTS Guaranty Corporation (a Kentucky corporation) as of December 31, 1995 and 1994. These balance sheets are the responsibility of NTS Guaranty Corporation's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of NTS Guaranty Corporation as of December 31, 1995, and 1994, in conformity with generally accepted accounting principles.






                                          ARTHUR ANDERSEN LLP









Louisville, Kentucky
February 21, 1996

                            NTS GUARANTY CORPORATION
                            ------------------------
                            (A KENTUCKY CORPORATION)
                            ------------------------
                                 BALANCE SHEETS
                                 --------------
                        AS OF DECEMBER 31, 1995 AND 1994
                        --------------------------------

                                     ASSETS
                                     ------

                                                1995              1994
                                             -----------      ------------

Cash                                         $      100       $       100
                                              ----------       -----------

                                             $      100       $       100
                                              ==========       ===========

                              STOCKHOLDER'S EQUITY
                              --------------------

Common stock, no par value;
  100 shares issued and outstanding          $         10     $         10
Additional paid-in capital                     10,000,090       10,000,090
                                              ------------     ------------

                                               10,000,100       10,000,100

Less non-interest bearing demand
  note receivable from a majority
  stockholder of NTS Corporation              (10,000,000)     (10,000,000)
                                              ------------     ------------

                                             $        100     $        100
                                              ============     ============

                             NOTES TO BALANCE SHEETS
                             -----------------------

1.     Significant Accounting Policies
       -------------------------------

       A.  Organization
           ------------

           NTS Guaranty Corporation (the "Guarantor"), a Kentucky corporation, was formed in February 1987 and is an affiliate of NTS Corporation. NTS Corporation is the Sponsor of the NTS Mortgage Income Fund (the "Fund"). The balance sheets include only those assets and liabilities which relate to the Guarantor. The Guarantor is authorized to issue up to 2,000 shares of common stock with no par value. There are 100 shares issued and outstanding which were purchased by Mr. J. D. Nichols, Chairman of the Board of Directors of the Sponsor and the Fund. In addition, Mr. Nichols has given the Guarantor a non-interest bearing demand note receivable for $10,000,000, the receipt of which is included in additional paid-in capital. Expenses (consisting mostly of state taxes and professional fees) of the Guarantor totalling approximately $45 for each of the years ended December 31, 1995 and 1994 were paid by an affiliate of the Sponsor and therefore no income statement is presented. These expenses will not be reimbursed to the affiliate.

2.     Commitments
       -----------

       The Guarantor has made commitments to the Fund as follows:

       A.  Junior Mortgage Loan Guaranty
           -----------------------------

           The Guarantor guarantees the payment to the Fund, on a timely basis, of the Principal (as defined in the Fund's Prospectus) of all Junior Mortgage and Temporary Mortgage Loans made by the Fund to Affiliated

       -----------------------

       A.  Junior Mortgage Loan Guaranty - Continued
           -----------------------------------------

           Borrowers. The Guarantor's obligation is limited to the Principal balance outstanding on the Junior Mortgage Loan or Temporary Mortgage Loan and does not include the Interest Reserve as defined in the Fund's Prospectus. This guaranty will not apply to Junior Mortgage Loans or Temporary Mortgage Loans made to Non-Affiliated
           Borrowers.

           As of December 31, 1995, the Principal balance outstanding on Junior Mortgage Loans and Temporary Mortgage Loans guaranteed by the Guarantor was $8,285,098.

           The Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture (with an overall outstanding balance of $7,211,145 as of December 31, 1995) is in default. The Fund's Board of Directors has not called upon the guaranty at this time. Based on current facts, management believes that the Fund will continue to pursue a work-out plan regarding the default.

       B.  Purchase Price Guaranty
           -----------------------

           The Guarantor has guaranteed that Investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions, as defined in the Fund's Prospectus. As of December 31, 1995, the Fund has raised approximately $63,690,000 and has paid distributions of approximately $22,535,000.

       C.  Mortgage Loan Guaranties
           ------------------------

           The Guarantor has guaranteed the payment, up to $2,000,000, of the outstanding principal amount of the Mortgage Loan to NTS/Virginia Development Company which exceeds $18,000,000. The Guarantor has guaranteed the payment, up to $2,416,500, of the outstanding principal amount of the Mortgage Loan to NTS/Lake Forest II Residential Corporation which exceeds $22,000,000. As of December 31, 1995, the outstanding principal balances of the NTS/Virginia Development Company Mortgage Loan and the NTS/Lake Forest II
           Residential Corporation Mortgage Loan were $27,459,598 and $25,935,985, respectively.

The liability of the Guarantor under the above guaranties and obligations is expressly limited to its assets and its ability to draw upon a $10 million demand note receivable from Mr. J. D. Nichols. Mr. Nichols has contingent liabilities which have arisen in connection with the acquisition of properties by himself or his affiliates. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor. The total amounts guaranteed by the Guarantor are in excess of its net worth, and there is no assurance that the Guarantor will be able to satisfy its obligation under these commitments. The Guarantor may in the future provide guarantees to other Affiliates of the Fund.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Stockholders of NTS/Lake Forest II Residential Corporation:

We have audited the accompanying balance sheets of NTS/Lake Forest II Residential Corporation (a Kentucky corporation) as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS/Lake Forest II Residential Corporation, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.







                                        ARTHUR ANDERSEN LLP





Louisville, Kentucky
February 21, 1996




                   NTS/LAKE FOREST II RESIDENTIAL CORPORATION
                   ------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                        AS OF DECEMBER 31, 1995 AND 1994
                        --------------------------------



                                                  1995          1994
                                              ------------  ------------
ASSETS
- ------

Cash                                          $   201,928   $    79,006
Accounts receivable                             1,724,974     1,220,703
Notes receivable                                1,677,064     2,054,725
Notes receivable - affiliate
 Earning loan                                   1,734,518     1,675,076
 Non-earning loan, net of a loan loss
  reserve of $765,932 (1995) and $300,000
                                      (1994)      395,275       861,207
Inventory                                      25,783,989    26,445,755
Property & equipment, net of accumulated
 depreciation of $265,384 (1995) and
 $196,172 (1994)                                  176,453       241,888
Deferred marketing costs, net of
 amortization of $154,558 (1994)                     --          38,640
Loan costs, net of amortization of $456,983
 (1995) and $433,069 (1994)                        66,896        14,862
Performance bonds                                 208,844       156,500
                                              -----------   -----------

  Total assets                                $31,969,941   $32,788,362
                                              ===========   ===========

LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Accounts payable and accrued expenses
 including retainage of $39,939 (1995)
 and $34,877 (1994)                           $   832,165   $ 1,163,658
Advances from an affiliate                      1,669,346     1,613,650
Notes and mortgage loans payable (Note 6)      28,628,987    28,537,902
Lot deposits                                       10,500        57,524
Deferred revenue                                   77,224        64,856
                                              -----------   -----------

  Total liabilities                            31,218,222    31,437,590
                                              -----------   -----------


Stockholders' equity:
 Common stock, no par value, 2,000 shares
  authorized, 100 shares issued and
  outstanding                                       1,000         1,000
 Retained earnings                                750,719     1,349,772
                                              -----------   -----------

  Total stockholders' equity                      751,719     1,350,772
                                              -----------   -----------

  Total liabilities and stockholders'
   equity                                     $31,969,941   $32,788,362
                                              ===========   ===========


The accompanying notes to financial statements are an integral part of these statements.




                   NTS/LAKE FOREST II RESIDENTIAL CORPORATION
                   ------------------------------------------
                              STATEMENTS OF INCOME
                              --------------------
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------



                                             1995            1994          1993
                                          ------------   ------------  ------------
Revenues:
 Lot sales, net of discounts              $ 4,329,717    $ 4,110,735   $ 5,380,689
 Interest and other income                    460,944        397,950       241,560
 Interest income - affiliate                  116,371        109,112       100,471
                                           -----------    -----------   -----------

                                            4,907,032      4,617,797     5,722,720

Cost of sales                               3,161,765      2,735,786     2,886,001
                                           -----------    -----------   -----------

Gross profit                                1,745,267      1,882,011     2,836,719

Expenses:
 Cost Reimbursement (Note 7)                  835,033          --            --
 Marketing and development fee (Note 7)         --           382,789     1,110,004
 General and administrative                   283,690        278,753       269,311
 Interest                                     691,813        681,046       599,908
 Gross receipts interest (Note 7)               5,355         61,555       210,135
 Depreciation and amortization                 62,497        129,034       106,735
 Provision for loan losses                    465,932          --          300,000
                                           -----------    -----------   -----------

                                            2,344,320      1,533,177     2,596,093
                                           -----------    -----------   -----------

Net income (loss)                         $  (599,053)   $   348,834   $   240,626
                                           ===========    ===========   ===========


The accompanying notes to financial statements are an integral part of these statements.




                   NTS/LAKE FOREST II RESIDENTIAL CORPORATION
                   ------------------------------------------
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       ----------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------


                                   Common       Retained
                                   Stock        Earnings        Total
                                ------------  ------------   ------------

Balances at December 31, 1992   $     1,000   $   760,312    $   761,312
 Net income                           --          240,626        240,626
                                 -----------   -----------    -----------
Balances at December 31, 1993         1,000     1,000,938      1,001,938
 Net income                           --          348,834        348,834
                                 -----------   -----------    -----------
Balances at December 31, 1994         1,000     1,349,772      1,350,772
 Net loss                             --         (599,053)      (599,053)
                                 -----------   -----------    -----------
Balances at December 31, 1995   $     1,000   $   750,719    $   751,719
                                 ===========   ===========    ===========


The accompanying notes to financial statements are an integral part of these statements.






                   NTS/LAKE FOREST II RESIDENTIAL CORPORATION
                   ------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------
                                                       1995          1994           1993
                                                  ------------   ------------   ------------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
Net income (loss)                                 $  (599,053)   $   348,834    $   240,626
Adjustments to reconcile net income to net
 cash from (used for) operating activities:
  Depreciation and amortization                        62,497        129,034        106,735
  Provision for loan losses                           465,932          --           300,000
  Accrued interest on performance bonds                (1,343)         --             --
  Changes in assets and liabilities:
   Accounts receivable                               (504,271)      (405,101)      (314,313)
   Notes receivable                                   377,661        672,917     (1,836,033)
   Inventory                                          731,035     (1,205,288)      (873,110)
   Supplemental interest                                --             --           241,170
   Performance bonds                                  (51,000)      (105,500)         --
   Accounts payable and accrued expenses             (331,493)       231,112         67,323
   Lot deposits                                       (47,024)       (26,740)        42,424
   Deferred revenue                                    12,367         43,440         21,416
                                                   -----------    -----------    -----------

  Net cash from (used for) operating activities       115,308       (317,292)    (2,003,762)
                                                   -----------    -----------    -----------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
Property and equipment                                 (3,777)       (76,450)      (102,963)
Notes receivable - affiliate                          (59,442)      (108,013)      (107,504)
                                                   -----------    -----------    -----------

  Net cash used for investing activities              (63,219)      (184,463)      (210,467)
                                                   -----------    -----------    -----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
Proceeds from mortgage loans                        5,055,933      4,474,634      4,480,464
Repayments on mortgage loans                       (4,670,797)    (3,099,776)    (3,982,958)
Proceeds from notes payable                             --            39,124        150,802
Repayments on notes payable                          (129,563)      (137,553)       (82,445)
Net borrowings (repayments) under warehouse
 line of credit agreements                           (164,488)      (594,288)     1,040,433
Loan costs                                            (75,948)       (33,288)       (16,893)
Advances (to) from an affiliate                        55,696       (157,646)       641,617
                                                   -----------    -----------    -----------

  Net cash from financing activities                   70,833        491,207      2,231,020
                                                   -----------    -----------    -----------

  Net increase (decrease) in cash                     122,922        (10,548)        16,791

CASH, beginning of period                              79,006         89,554         72,763
                                                   -----------    -----------    -----------

CASH, end of period                               $   201,928    $    79,006    $    89,554
                                                   ===========    ===========    ===========

Cash paid during period for:
Interest, net of amounts capitalized              $   569,266    $   688,217    $   659,832

Noncash investing activities:
Investment in note receivable - affiliate by
 entering into a participation agreement          $      --      $      --      $ 1,162,306

Noncash financing activities:
Principal reduction on mortgage loan by
 offsetting supplemental interest                 $      --      $      --      $   750,000


The accompanying notes to financial statements are an integral part of these statements.

                   NTS/LAKE FOREST II RESIDENTIAL CORPORATION
                   ------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


1.     Significant Accounting Policies
       -------------------------------

       A)  Organization
           ------------

           NTS/Lake Forest II Residential Corporation (Lake Forest) was organized on July 6, 1988 as a Kentucky corporation. Lake Forest is in the process of developing approximately 726 acres of land located in Louisville, Kentucky into a single-family residential community and a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. Lake Forest will have amenities consisting of a clubhouse, pools, tennis courts, recreation fields and several lakes.

       B)  Revenue Recognition
           -------------------

           Lake Forest recognizes revenue and related costs from lot sales using the accrual method in accordance with generally accepted accounting principles, which is when payment has been received and title, possession and other attributes of ownership have been transferred to the buyer, and Lake Forest is not obligated to perform significant activities after the sale. Lake Forest generally requires a minimum down payment of at least 10% of the sales price of the lot.

       C)  Reserves for Loan Losses
           ------------------------

           Interest income is reported as earned on the accrual basis of accounting. If Lake Forest has any reason to doubt the collectability of any principal and interest amounts due pursuant to the terms of the notes and accounts receivable, appropriate reserves would be established for any principal and accrued interest amounts deemed unrealizable. Notes and accounts receivable in the accompanying balance sheets are presented at the lower of net carrying value or net realizable value. The amounts Lake Forest will ultimately realize could differ from the amounts assumed in arriving at the reserve for loan losses reported in the financial statements.

       D)  Inventory
           ---------

           Inventory is stated at the lower of cost or net realizable value. Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period, less amounts charged to cost of sales. Inventory costs are allocated to individual lots sold using the relative sales values. The use of the relative sales value method to record cost of sales requires the use of estimates of sales values, development costs and absorption periods over the life of the project. Given the long-term nature of the project and inherent economic volatility of residential real estate, it is reasonably possible that such estimates could change in the near term. Any changes in estimates would be accounted for prospectively over the life of the project.

       E)  Loan Costs
           ----------

           Certain costs associated with obtaining debt financing have been capitalized. Loan costs are being amortized over the life of the debt to which the loan costs relate.

       -------------------------------------------

       F)  Tax Status
           ----------

           Lake Forest has elected, for income tax purposes, to include its income with that of its stockholders, an S-Corporation election. Accordingly, no provision for income taxes is included in the accompanying financial statements.

       G)  Use of Estimates in the Preparation of Financial Statements
           -----------------------------------------------------------

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       H)  New Accounting Pronouncement
           ----------------------------

           In March 1995, the Financial Accounting Standard Board issued Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Corporation is required to adopt the Statement no later than January 1, 1996, although earlier implementation is permitted. The Statement is required to be applied prospectively for assets to be held and used. The initial application of the Statement to assets held for disposal is required to be
           reported  as  the  cumulative   effect  of  a  change  in  accounting
           principle.

           The Corporation plans to adopt the Statement on January 1, 1996. Based on a preliminary review, the Corporation does not anticipate that any material adjustments will be required.

2.     Accounts Receivable
       -------------------

       Included in accounts receivable are Lake Forest Country Club (the "Country Club") membership initiation fees receivable totalling $1,529,148 and $1,072,724 as of December 31, 1995 and 1994, respectively.
       The receivable is net of a discount recorded to allow for the present value of the receivables considering the estimated timing of collections.

3.     Notes Receivable
       ----------------

       Notes receivable are secured by a first mortgage on lots sold to individuals. The notes bear interest at the prevailing market rates at the time the lots were sold. The majority of the notes are due between five to seven years, monthly payments are based on a 30-year amortization and the balance is due at the maturity date. As of December 31, 1995, notes totalling $1,641,590 are pledged as security for notes payable to banks under certain Warehouse Line of Credit Agreements. There are also $35,475 of notes held by Lake Forest that are not pledged. Approximately $530,885, $496,053, $259,310, $74,440 and $278,946 of the notes receivable balance as of December 31, 1995 are due for the years ended December 1996 through 2000, respectively, with $37,431 due thereafter.

4.     Inventory
       ---------

       Inventory consists of the following as of December 31:

                                                  1995            1994
                                              -----------     -----------

       Land held for future development,
        under development and completed
        lots                                  $11,674,237     $12,636,945
       Country club (net of membership
        initiation fees)                        7,683,416       9,667,448
       Amenities                                6,426,336       4,141,362
                                               ----------      ----------

                                              $25,783,989     $26,445,755
                                               ==========      ==========

       Lake Forest capitalized in inventory approximately $1,123,366 and $1,039,000 of interest and real estate taxes in 1995 and 1994, respectively. Interest and real estate taxes incurred were approximately $1,514,674 and $2,015,000 for the years ended December 31, 1995 and 1994, respectively.

       Inventory as reflected above includes $11,586,739, net of $3,938,700 of Country Club membership initiation fees, of costs incurred to date for the development of the Country Club. Pursuant to an agreement between the Country Club and Lake Forest regarding the cost to develop the Country Club, Lake Forest is to receive all initiation fees from membership sales for a period not to exceed 12 years (ending 2003). The remaining development costs to be incurred for the completion of the clubhouse facilities are currently estimated to be approximately $5,730,000 which includes the effect of the current projected Country Club operating deficit for the period covered by the agreement.

5.     Supplemental Interest
       ---------------------

       Lake Forest has a mortgage loan with the NTS Mortgage Income Fund (the "Fund"). Per the terms of the mortgage loan, Lake Forest was required to pay Supplemental Interest in addition to its regular interest and Gross Receipts Interest. Supplemental Interest was capitalized when paid and was amortized into expense equal to the amount credited against Gross Receipts Interest thereby reflecting the full amount of Gross Receipts Interest as expense. Supplemental Interest was paid to the Fund through March 31, 1992 in order for the Fund to make distributions to its stockholders equal to a 12% per annum, noncompounded return on their capital contribution. Supplemental Interest was credited against 50% of the amounts later due as Gross Receipts Interest, thereby reducing the amount of Gross Receipts Interest paid in future periods. Supplemental Interest of $75,915, which has been recognized in income for the year ended December 31, 1993, represents the amount of Supplemental Interest paid in prior years that was credited against 50% of the amount due as Gross Receipts Interest for the current year.

       On February 18, 1993, the Fund's Board of Directors approved a change in the interest rate to be charged on the mortgage loan to Lake Forest. Effective January 1, 1993, for the first quarter of 1993, the loan was charged interest at the Federal Funds Rate plus 3.7% In consideration for the interest rate change, Lake Forest agreed to reduce the amount of future Gross Receipts Interest credit to be received by $121,875.

       ---------------------------------

       On October 14, 1993, the Fund's Board of Directors accepted a proposal whereby Lake Forest would begin paying Gross Receipts Interest in an amount equal to 5% of the net sales price of residential lot sales in consideration for a credit of the balance of Supplemental Interest due from the Fund. The amount of Supplemental Interest credit due from the Fund as of October 14, 1993 was $1,912,306.

       The adjustment of the Supplemental Interest credit was as follows:

           In  connection   with  the  Fund's   Supplemental   Interest   credit
           obligation, the Fund credited Lake Forest for $750,000 representing a reduction in the project's mortgage loan.

           In connection with the Fund's Supplemental Interest credit obligation, the Fund credited Lake Forest for the Supplemental Interest credit balance by assigning Lake Forest an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture. The interest assigned to Lake Forest was $1,162,306.

6.     Notes and Mortgage Loans Payable
       --------------------------------

       Notes and mortgage loans payable consist of the following as of December 31:


                                                    1995             1994
                                                -----------     ------------

       Mortgage loan payable to the Fund
       in the amount of $28,000,000 bearing
       interest equal to the greater of 17%
       of Gross Receipts or 4.42% of the
       outstanding loan balance, due July 1,
       1997, secured by inventory and a
       subordinated first mortgage on 180
       acres of land, advances are made as
       needed for project costs, generally
       principal payments consist of
       approximately 83% of the Gross
       Receipts of lot sales                     $25,935,987      $24,723,037

       Warehouse Line of Credit Agreements
       with three banks bearing interest at
       the Prime Rate + 1%, the Prime Rate +
       3/4% and the Prime Rate + 1/2%, due
       November 30, 1996 ($438,716),
       September 30, 1996 ($776,405) and
       April 30, 1996 ($893,128), secured by
       notes receivable, principal payments
       consist of payments received from
       notes receivable securing the
       obligation                                  2,108,249        2,272,738

       Mortgage loan payable in the amount
       of $4,465,000, bearing interest at
       the Prime Rate + 1%, due July 31,
       1999, secured by the Lake Forest
       Country Club golf course, 10 acres of
       land upon which the clubhouse will be
       constructed and inventory, advances
       are made as needed for project cost,
       principal payments consist 100% of
       the Club's net memberships prior to
       closing and 95% of the Club's net
       memberships after closing                     438,960            --

                                 (continued next page)

       --------------------------------------------

                                                    1995              1994
                                                -----------       -----------
       Mortgage loan payable in the amount
       of $875,000,  bearing  interest at the
       Prime Rate + 1%, due November 24,
       1996, secured by inventory, advances
       are made as needed for project costs,
       principal payments consist of 85% of
       gross proceeds of lot sales to
       builders and 75% of the gross
       proceeds of the lot sales to
       individuals                              $   123,913       $   771,160

       Equipment loan in the amount of
       $38,961, bearing interest of 10.5%,
       due October 1, 1997, secured by
       equipment purchased for use at the
       Country Club                                  21,878            32,697

       Mortgage loan payable in the amount
       of $2,055,000, bearing interest at
       the Prime Rate + 1%, due January 14,
       1996, secured by inventory, advances
       are made as needed for project costs,
       principal  payments  consist of 85% of
       gross proceeds of lot sales to
       builders and 75% of the gross
       proceeds of the lot sales to
       individuals                                    --             572,847

       Equipment loan in the amount of
       $261,498 bearing interest at the
       Prime Rate + 1 3/8%, due November 16,
       1995, secured by equipment purchased
       for use at the Country Club                    --             100,725

       Mortgage loan payable in the amount
       of $850,000, bearing interest at the
       Prime Rate + 1%, due February 5,
       1995, secured by inventory, advances
       are made as needed for project costs,
       principal payments consist of 85% of
       the gross proceeds of lot sales to
       builders and 75% of the gross
       proceeds of the lot sales to
       individuals                                    --              36,678

       Unsecured promissory note in the
       amount of $43,520, non-interest
       bearing, due January 1, 1996                   --              18,020

       Unsecured note payable in the amount
       of $10,000, bearing interest at the
       Prime Rate + 1%, due December 31,
       1994                                           --               10,000
                                                  ----------       ----------
                                                 $28,628,987      $28,537,902
                                                  ==========       ==========

       The Prime Rate was 8 1/2% at December 31, 1995 and 1994.

       There is currently no readily determinable market value for the $28,000,000 mortgage loan payable to the Fund given its unique and affiliated nature. Based on the borrowing rates currently available to Lake Forest for bank loans with similar terms and average

       --------------------------------------------

       maturities, the fair value of all other debt instruments approximates the carrying value for these debt instruments.

7.     Related Party Transactions
       --------------------------

       Development and marketing activities, which include accounting, are managed by NTS Residential Properties, Inc. - Kentucky (Residential), an affiliate of Lake Forest. Residential received 25% of the gross proceeds of lot sales to individuals and 15% of the gross proceeds of lot sales to builders as a fee for its service. The fee amounted to $382,789 and $1,110,004 for the years ended December 31, 1994 and 1993, respectively. Subsequent to June 30, 1994, the fee was no longer charged by Residential.

       Lake Forest incurred expenditures with various affiliates for loan, acquisition, preliminary planning, start-up, and construction overhead costs. The amounts charged were approximately $459,000, $112,500 and $142,500 for each of the three years ended December 31, 1995. In addition, for 1995, pursuant to an agreement effective July 1, 1994, reimbursements were made to Residential for actual personnel, marketing and administrative costs as it relates to Lake Forest of approximately $835,000. These reimbursements are reflected as Cost Reimbursements in the accompanying Statement of Income.

       In addition to the Supplemental Interest and the mortgage loan with the Fund, Lake Forest had the following transactions with the Fund:


                                           1995         1994         1993
                                        ----------   ----------   ----------

       Regular interest - capitalized   $  916,922   $  859,745   $1,433,311
       Regular interest - expensed      $  299,067   $  325,578   $  238,405
       Gross receipts interest          $    --      $   52,124   $  210,135
       Letters of credit fees           $    --      $    3,295   $    6,665

       Lake Forest has made advances in 1993 and 1992 to an affiliate in connection with the expansion of the sewage treatment plant servicing the project which is owned and operated by the affiliate. The advances are due December 27, 1996 and bear interest at 6.74%. The amount outstanding, including interest, at December 31, 1995 and 1994 was $1,734,518 and $1,675,076, respectively. Interest income earned on the advances was $116,371, $109,112 and $100,471 for the years ended December 31, 1995,
       1994 and 1993, respectively.

       Lake Forest has received advances from an affiliate totalling $1,669,346, and $1,613,650 as of December 31, 1995 and 1994, respectively. The advances bear interest at a rate approximating the Prime Rate. Interest paid to the affiliate for the years ended December 31, 1995, 1994 and 1993 totalled $146,976, $131,940 and $115,898, respectively. The advances will be repaid to the affiliate as cash flow permits.

       On October 14, 1993, Lake Forest entered into a participation agreement with the Fund whereby Lake Forest was assigned an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint

       --------------------------------------

       Venture (the "Joint Venture"). The consideration given the Fund for the acquisition of an interest in the note was a reduction in the amount of the Supplemental Interest credit due by the Fund to Lake Forest. The loan is secured by the partnership interests of both general partners in the Joint Venture and 390 shares of the Class A common stock of NTS/Virginia Development Company. The principal balance outstanding is guaranteed by NTS Guaranty Corporation. The loan is on a demand basis and is in default due to the failure of the Joint Venture to pay the interest due on the loan. A forbearance agreement was entered into by the Joint Venture and lenders, including Lake Forest, whereby effective April 1, 1995, no interest will be due on the loan through January 31, 1998. As of December 31, 1995, approximately $136,455 of interest was due Lake Forest on this note but is not accrued in Lake Forest's financial statements. Lake Forest's share of the loan balance was $395,275 at December 31, 1995, which is net of a loan loss reserve of $765,932. Reserves for loan losses are based on management's evaluation of the borrower's ability to meet its obligation as well as current and future economic conditions. Reserves are based on estimates and ultimate losses may vary. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

8.     Commitments and Contingencies
       -----------------------------

       It is estimated that development of the remaining Country Club and homeowners association amenities will be substantially completed by December 31, 1999. Based on engineering studies and projections, Lake Forest will incur additional costs, excluding interest, of approximately $4,446,000 to complete the Country Club and homeowners association amenities. These costs are estimated to be incurred as follows; $4,026,000 for 1996, $-0- for 1997, $280,000 for 1998 and $140,000 for
       1999.

       Lake Forest has various letters of credit outstanding to governmental agencies and utility companies totalling approximately $332,000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Stockholders of NTS/Virginia Development Company:

We have audited the accompanying balance sheets of NTS/Virginia Development Company (a Virginia corporation) as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS/Virginia Development Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.







                                     ARTHUR ANDERSEN LLP





Louisville, Kentucky
February 21, 1996




                        NTS/VIRGINIA DEVELOPMENT COMPANY
                        --------------------------------
                                 BALANCE SHEETS
                                 --------------
                        AS OF DECEMBER 31, 1995 AND 1994
                        --------------------------------


                                                    1995          1994
                                                ------------  ------------
ASSETS

Cash                                            $    48,466   $     7,625
Accounts receivable                                 670,861       552,653
Notes receivable                                  5,215,716     5,437,417
Non-earning note receivable - affiliate, net
 of loan loss reserve of $706,739 (1995) and
 $300,000 (1994)                                    364,974       771,713
Inventory                                        30,812,235    25,467,805
Property and equipment, net of accumulated
 depreciation of $78,664 (1995) and $19,833
                                        (1994)      231,227        79,334
Deferred marketing costs, net of amortization
 of $69,484 (1995) and $46,323 (1994)                46,323        69,484
Loan costs, net of amortization of
 $589,131 (1995) and $472,576 (1994)                115,289       155,026
Performance bonds and prepaid assets                 16,224        11,316
                                                 -----------   -----------

   Total assets                                 $37,521,314   $32,552,373
                                                 ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses,
 including retainage of $90,303 (1995)
 and $17,070 (1994)                             $ 1,384,131   $   606,059
Advances from an affiliate                          729,531     1,791,165
Notes and mortgage loans payable (Note 6)        34,369,132    28,450,059
Lot deposits                                         62,000        67,000
                                                 -----------   -----------

   Total liabilities                             36,544,794    30,914,283
                                                 -----------   -----------

Stockholders' equity:
 Class A common stock, no par value, 70,000
  shares authorized, 910 shares issued and
  outstanding                                           910           910
 Class B common stock, no par value, 30,000
  shares authorized, 90 shares issued and
  outstanding                                            90            90
Retained earnings                                   975,519     1,637,090
                                                 -----------   -----------

   Total stockholders' equity                       976,519     1,638,090
                                                 -----------   -----------

   Total liabilities and stockholders' equity   $37,521,314   $32,552,373
                                                 ===========   ===========

The accompanying notes to financial statements are an integral part of these statements.




                        NTS/VIRGINIA DEVELOPMENT COMPANY
                        --------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------



                                              1995           1994          1993
                                          ------------   ------------  ------------
Revenues:
 Lot sales, net of discounts              $ 3,073,548    $ 3,508,281   $ 4,325,632
 Interest and other income                    516,898        485,903       553,340
                                           -----------    -----------   -----------

                                            3,590,446      3,994,184     4,878,972

Cost of sales                               1,923,221      2,097,208     2,404,933
                                           -----------    -----------   -----------

Gross profit                                1,667,225      1,896,976     2,474,039

Expenses:
 Cost reimbursements (Note 7)                 984,435          --            --
 Marketing and development fee (Note 7)         --           505,950     1,025,204
 General and administrative                   132,359        100,469       292,304
 Interest                                     592,786        611,128       747,137
 Gross receipts interest (Note 7)              13,932         85,881       191,042
 Depreciation and amortization                198,546        187,949       207,516
 Provision for loan losses                    406,739          --          300,000
                                           -----------    -----------   -----------

                                            2,328,796      1,491,377     2,763,203
                                           -----------    -----------   -----------

Net income (loss)                         $  (661,571)   $   405,599   $  (289,164)
                                           ===========    ===========   ===========


The accompanying notes to financial statements are an integral part of these statements.




                        NTS/VIRGINIA DEVELOPMENT COMPANY
                        --------------------------------
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       ----------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------



                                  Common        Retained
                                   Stock        Earnings        Total
                                ------------  ------------   ------------

Balances at December 31, 1992   $     1,000   $ 1,520,655    $ 1,521,655

 Net loss                              --        (289,164)      (289,164)
                                 -----------   -----------    -----------

Balances at December 31, 1993         1,000     1,231,491      1,232,491

 Net income                            --         405,599        405,599
                                 -----------   -----------    -----------

Balances at December 31, 1994         1,000     1,637,090      1,638,090

 Net loss                              --        (661,571)      (661,571)
                                 -----------   -----------    -----------

Balances at December 31, 1995   $     1,000   $   975,519    $   976,519
                                 ===========   ===========    ===========


The accompanying notes to financial statements are an integral part of these statements.




                        NTS/VIRGINIA DEVELOPMENT COMPANY
                        --------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------
                                                       1995            1994            1993
                                                  -------------   -------------   -------------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
Net income (loss)                                 $   (661,571)   $    405,599    $   (289,164)
Adjustments to reconcile net income (loss) to
 net cash from (used for) operating
 activities:
  Depreciation and amortization                        198,546         187,949         207,516
  Provision for loan losses                            406,739           --            300,000
  Accrued interest on Performance Bonds                   (333)          --              --
  Changes in assets and liabilities:
   Accounts receivable                                (118,208)        (91,339)       (458,754)
   Notes receivable                                    221,701         269,523         594,308
   Inventory                                        (5,344,430)     (1,732,505)     (2,164,519)
   Supplemental interest                                 --              --            182,347
   Performance bonds                                     --             45,065          21,602
   Prepaid assets                                       (4,574)          --              --
   Accounts payable and accrued expenses               778,072        (375,434)        (50,259)
   Lot deposits                                         (5,000)        (13,000)         40,000
                                                   ------------    ------------    ------------

  Net cash from (used for) operating
   activities                                       (4,529,058)     (1,304,142)     (1,616,923)
                                                   ------------    ------------    ------------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
Additions to property and equipment                   (210,724)        (99,167)          --
                                                   ------------    ------------    ------------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
Proceeds from mortgage loans                        12,022,452       2,691,653       8,888,738
Repayments on mortgage loans                        (6,122,937)     (3,030,471)     (6,912,638)
Proceeds from notes payable                            320,280          79,545           --
Repayments on notes payable                           (179,947)         (5,935)          --
Net (repayments) borrowings under warehouse
 line of credit agreements                            (120,773)       (117,278)       (317,560)
Loan costs                                             (76,818)         (5,304)        (59,866)
Advances (to) from an affiliate                     (1,061,634)      1,791,165           --
                                                   ------------    ------------    ------------

  Net cash from (used for) financing
   activities                                        4,780,623       1,403,375       1,598,674
                                                   ------------    ------------    ------------

  Net increase (decrease) in cash                       40,841              66         (18,249)

CASH, beginning of period                                7,625           7,559          25,808
                                                   ------------    ------------    ------------

CASH, end of period                               $     48,466    $      7,625    $      7,559
                                                   ============    ============    ============

Cash paid during period for:
Interest, net of amounts capitalized              $    147,867    $    611,128    $    747,150

Noncash investing activities:
Investment in note receivable - affiliate by
 entering into a participation agreement          $      --       $      --       $  1,072,727

Noncash financing activities:
Principal reduction on mortgage loan by
 offsetting supplemental interest                 $      --       $      --       $    750,000

The accompanying notes to financial statements are an integral part of these statements.

                        NTS/VIRGINIA DEVELOPMENT COMPANY
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


1.     Significant Accounting Policies
       --------------------------------------

       A)  Organization
           ------------

           NTS/Virginia Development Company (Fawn Lake) was organized on December 8, 1987 as a Virginia corporation. Fawn Lake is in the process of developing approximately 2,825 acres of land located in the Chancellor district of Spotsylvania County, Virginia, approximately 60 miles south of Washington D.C., into a single-family residential community and a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. Included on the property is a 285 acre lake. Fawn Lake will have amenities consisting of a clubhouse, pool, tennis courts and boat docks.

       B)  Revenue Recognition
           -------------------

           Fawn Lake recognizes revenue and related costs from lot sales using the accrual method in accordance with generally accepted accounting principles, which is when payment has been received and title, possession and other attributes of ownership have been transferred to the buyer, and Fawn Lake is not obligated to perform significant activities after the sale. Fawn Lake generally requires a minimum down payment of at least 10% of the sales price of the lot.

       C)  Reserves for Loan Losses
           ------------------------

           Interest income from notes receivable is reported as earned on the accrual basis of accounting. If Fawn Lake has any reason to doubt the collectability of any principal and interest amounts due pursuant to the terms of the notes and accounts receivable, appropriate reserves would be established for any principal and accrued interest amounts deemed unrealizable. Notes and accounts receivable in the accompanying balance sheets are presented at the lower of net carrying value or net realizable value. The amounts Fawn Lake will ultimately realize could differ from the amounts assumed in arriving at the reserve for loan losses reported in the financial statements.

       D)  Inventory
           ---------

           Inventory is stated at the lower of cost or net realizable value. Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period, less amounts charged to cost of sales. Inventory costs are allocated to individual lots sold using the relative sales values. The use of the relative sales value method to record cost of sales requires the use of estimates of sales values, development costs and absorption periods over the life of the project. Given the long-term nature of the project and inherent economic volatility of residential real estate, it is reasonably possible that such estimates could change in the near term. Any changes in estimates would be accounted for prospectively over the life of the project.

       E)  Loan Costs
           ----------

           Certain costs associated with obtaining debt financing have been capitalized. Loan costs are being amortized over the life of the debt to which the loan costs relate.

       -------------------------------------------

       F)  Tax Status
           ----------

           Fawn Lake has elected, for income tax purposes, to include its income with that of its stockholders, an S-Corporation election. Accordingly, no provision for income taxes is included in the accompanying financial statements.

       G)  Use of Estimates in the Preparation of Financial Statements
           -----------------------------------------------------------

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       H)  New Accounting Pronouncement
           ----------------------------

           In March 1995, the Financial Accounting Standard Board issued Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Corporation is required to adopt the Statement no later than January 1, 1996, although earlier implementation is permitted. The Statement is required to be applied prospectively for assets to be held and used. The initial application of the Statement to assets held for disposal is required to be
           reported  as  the  cumulative   effect  of  a  change  in  accounting
           principle.

           The Corporation plans to adopt the Statement on January 1, 1996. Based on a preliminary review, the Corporation does not anticipate that any material adjustments will be required.

2.     Accounts Receivable
       -------------------

       Included in accounts receivable are Fawn Lake Country Club membership initiation fees receivable totalling $662,673 and $550,154 as of December 31, 1995 and 1994, respectively. The receivable is net of a discount recorded to allow for the present value of the receivables considering the estimated timing of collections.

3.     Notes Receivable
       ----------------

       Notes receivable are secured by a first mortgage on lots sold to individuals. The notes bear interest at the prevailing market rates at the time the lots were sold. The majority of the notes are due between five to seven years, monthly payments are based on a 30-year amortization and the balance is due at the maturity date. As of December 31, 1995, notes totalling $5,215,716 are pledged as security for notes payable to banks under certain Warehouse Line of Credit Agreements. Approximately $189,483, $1,213,482, $2,088,142, $1,050,944 and $466,438 of the notes receivable balance as of December 31, 1995 are due for the years ended December 1996 through 2000, respectively, with $207,227 due thereafter.

4.     Inventory
       ---------

       Inventory consists of the following as of December 31:


                                                1995           1994
                                            -----------    -----------

       Land held for future development,
        under development and completed
        lots                                $20,714,958    $18,467,827
       Country club (net of membership
        initiation fees)                      5,207,703      2,213,524
       Amenities                              4,889,574      4,786,454
                                             ----------     ----------

                                            $30,812,235    $25,467,805
                                             ==========     ==========

       Fawn Lake capitalized in inventory approximately $1,216,410 and $1,349,000 of interest and real estate taxes in 1995 and 1994, respectively. Interest and real estate taxes incurred was approximately $1,336,285 and $1,996,000 as of December 31, 1995 and 1994, respectively.

       Inventory as reflected above includes $6,242,722, net of $1,044,590 of country club membership initiation fees, of costs incurred to date for the development of Fawn Lake Country Club.

5.     Supplemental Interest
       ---------------------

       Fawn Lake has a  mortgage  loan with the NTS  Mortgage  Income  Fund (the
       Fund). Per the terms of the mortgage loan, Fawn Lake was required to pay Supplemental Interest in addition to its regular interest and Gross Receipts Interest. Supplemental Interest was capitalized when paid and was amortized into expense equal to the amount credited against Gross Receipts Interest thereby reflecting the full amount of Gross Receipts Interest as expense. Supplemental Interest was paid to the Fund through March 31, 1992 in order for the Fund to make distributions to its stockholders equal to a 12% per annum, noncompounded return on their capital contribution. Supplemental Interest was credited against 50% of the amounts later due as Gross Receipts Interest, thereby, reducing the amount of Gross Receipts Interest paid in future periods. Supplemental Interest paid to the Fund was $416,500 for the year ended December 31, 1992. Supplemental Interest of $81,342, which has been recognized in income for the year ended December 31, 1993, represents the amount of Supplemental Interest paid in prior years that was credited against 50% of the amount due as Gross Receipts Interest for the current year.

       On February 18, 1993, the Fund's Board of Directors approved a change in the interest rate to be charged on the mortgage loan to Fawn Lake. Effective January 1, 1993, for the first quarter of 1993, the loan was charged interest at the Federal Funds Rate plus 3.7%. In consideration for the interest rate change, Fawn Lake agreed to reduce the amount of future Gross Receipts Interest credit to be received by $97,500.

       On October 14, 1993, the Fund's Board of Directors accepted a proposal whereby Fawn Lake would begin paying Gross Receipts Interest in an amount equal to 5% of the net sales price of residential lots sales in

       ---------------------------------

       consideration for a credit of the balance of Supplemental Interest credit due from the Fund. The amount of Supplemental Interest credit due from the Fund as of October 14, 1993 was $1,822,727. The adjustment of the Supplemental Interest credit was as follows:

         In connection with the Fund's Supplemental Interest credit obligation, the Fund credited Fawn Lake for $750,000, representing a reduction in the project's mortgage loan.

         In connection with the Fund's Supplemental Interest credit obligation, the Fund credited Fawn Lake for the Supplemental Interest credit balance by assigning Fawn Lake an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture. The interest assigned to Fawn Lake was $1,072,727.

6.     Notes and Mortgage Loans Payable
       --------------------------------

       Notes and mortgage loans payable consist of the following as of December 31:

                                                     1995              1994
                                                 -----------       -----------
       Mortgage loan payable to the Fund in
       the amount of $28,000,000, bearing
       interest equal to the greater of 17% of
       Gross Receipts or 4.42% of the
       outstanding loan balance, due July 1,
       1997, secured by inventory and a
       subordinated first mortgage on 37 acres
       of land, generally principal payments
       consist of approximately 83% of the
       Gross Receipts of lot sales               $27,459,598       $19,900,369

       Mortgage payable to the Fund in the
       amount of $2,000,000, bearing interest
       at the rate of Prime + 3/4%, due
       November 30, 1996, secured by the Fawn
       Lake Golf Course                            1,073,953             --

       Warehouse Line of Credit Agreements
       with two banks bearing interest at the
       Prime Rate + 1/2% and Prime Rate +
       3/4%, due November 30, 1996
       ($1,033,758) and September 30, 1996
       ($4,084,944), secured by notes
       receivable, principal payments consist
       of payments received from notes
       receivable securing the obligation          5,118,702         5,239,476

       Mortgage loan payable in the amount of
       $540,000 with total disbursements not
       to exceed $675,000 bearing interest at
       the Prime Rate + 1% and gross receipts
       interest of 2% of the gross proceeds
       from lot sales, due September 15, 1996,
       secured by a first mortgage on 24 lots
       in Fawn Lake, principal payments
       consist of 85% of the gross proceeds of
       lot sales to builders and 75% of the
       gross proceeds of lot sales to
       individuals                                  502,936            336,607

                              (continued next page)

                                                    1995             1994
                                                ------------     ------------
       Bank note payable in the amount of
       $165,276, bearing interest at the rate
       of 8.75%, due January 14, 1999, secured
       by golf course maintenance equipment     $   165,276      $     --

       Bank note payable in the amount of
       $79,545 bearing interest at the rate of
       7.99%, due October 1, 1997, secured by
       golf course maintenance equipment             48,667            73,611

       Mortgage loan payable in the amount of
       $2,900,000, bearing interest at the
       Prime Rate + 21/2%, secured by 1,557
       acres of land with principal payments
       of $50,000 per month commencing on
       September 15, 1994.  The mortgage loan
       was paid in full January 1995.                 --            2,800,000

       Note payable to International Paper
       Realty Corporation in the amount of
       $300,000, bearing 0% interest and
       secured by a first mortgage on 3
       residential lots in Fawn Lake.  The
       loan is to be paid in 18 equal
       installments starting January 15, 1994
       with final payment due June 15, 1995           --               99,996
                                                 ----------        ----------
                                                $34,369,132       $28,450,059
                                                 ==========        ==========
       The Prime Rate was 8 1/2% at December 31, 1995 and 1994.

       There is currently no readily determinable market value for the $28,000,000 loan payable to the Fund given its unique and affiliated nature. Based on the borrowing rates currently available to Fawn Lake for bank loans with similar terms and average maturities, the fair value of all other debt instruments approximates the carrying value for these debt instruments.

7.     Related Party Transactions
       --------------------------

       Development and marketing activities, which include accounting, are managed by NTS Residential Properties, Inc. - Virginia (Residential), an affiliate of Fawn Lake. Residential received 25% of the gross proceeds of lot sales to individuals and 15% of the gross proceeds of lot sales to builders as a fee for its service. The fee amounted to $505,950 and $1,025,204 for the years ended December 31, 1994 and 1993, respectively. Subsequent to June 30, 1994, the fee is no longer being charged by Residential.

       Fawn Lake incurred expenditures with various affiliates for loan, acquisition, preliminary planning, start-up and construction overhead costs. The amounts charged were approximately $206,000, $811,900 and $116,400 and for each of the three years ended December 31, 1995. In addition, for 1995, pursuant to an agreement effective July 1, 1994, reimbursements were made to Residential for actual personnel, marketing and administrative costs as it relates to Fawn Lake of approximately $984,000. These reimbursements are reflected as Cost Reimbursements in the accompanying Statement of Income.

       --------------------------------------

       In addition to the Supplemental Interest and the mortgage loans with the Fund, Fawn Lake had the following additional transactions with the Fund:

                                             1995                 1994
                                         -----------          -----------

       Regular interest - capitalized    $ 1,074,591          $   961,161
       Regular interest - expensed       $    82,261          $   225,745
       Gross receipts interest           $     --             $    71,350
       Letters of credit fees            $     4,679          $     6,201

       Fawn Lake has received non-interest bearing advances from an affiliate totalling $729,531 as of December 31, 1995. The advances were used to fund development costs and will be repaid to the affiliate as cash flow permits.

       On October 14, 1993, Fawn Lake entered into a participation agreement with the Fund whereby Fawn Lake was assigned an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture (the "Joint Venture"). The consideration given the Fund for the acquisition of an interest in the note was a reduction in the amount of the Supplemental Interest credit due by the Fund to Fawn Lake. The loan is secured by the partnership interests of both general partners of the Joint Venture and 390 shares of the Class A common stock of Fawn Lake. The principal balance outstanding is guaranteed by NTS Guaranty Corporation. The loan is on a demand basis and is in default due to the failure of the Joint Venture to pay the interest due on the loan. A forbearance agreement was entered into by the Joint Venture and lenders, including Fawn Lake, whereby effective April 1, 1995, no interest will be due on this loan through January 31, 1998. As of December 31, 1995, approximately $125,938 of interest was due Fawn Lake on this note but is not accrued in Fawn Lake's financial statements. Fawn Lake's share of the loan balance was $364,974 at December 31, 1995, which is net of a loan loss reserve of $706,739. Reserves for loan losses are based on management's evaluation of the borrower's ability to meet its obligation as well as current and future economic conditions. Reserves are based on estimates and ultimate losses may vary. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

8.     Commitments and Contingencies
       -----------------------------

       It is estimated that the golf course and amenities will be substantially completed by December 31, 1999. Based on engineering studies and projections, Fawn Lake will incur additional costs, excluding interest, of approximately $6,130,000 to complete the golf course and amenities for the project. These costs are estimated to be incurred as follows:
       $2,130,000  for 1996,  $-0- for 1997,  $1,600,000 for 1998 and $2,400,000
       for 1999.

       Fawn Lake has letters of credit outstanding to governmental agencies totalling approximately $467,851 at December 31, 1995.

9.     Subsequent Event - Unaudited
       ----------------------------

       Subsequent to December 31, 1995, the Fund's Board of Directors approved an increase in the loan commitment amount to Fawn Lake from $28,000,000 to $30,000,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

There have been no changes in accountants or reported disagreements on any matter of accounting principles, practices or financial statement disclosure.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

The directors and principal officers of the Fund are as follows:

                 Name                       Office With the Fund
                 ----                       --------------------

          J. D. Nichols                Chairman of the Board of Directors
          Robert M. Day                Director*
          Gerald B. Thomas             Director*
          F. Everett Warren, J.D.      Director*
          Richard L. Good              President and Director
          John W. Hampton              Secretary and Treasurer


* Messrs. Day, Thomas and Warren are the Independent Directors of the Fund. Neither of them are employees, partners, officers or directors of the Sponsor or any of its Affiliates.

J. D. Nichols (age 54)is Chairman of the Board and Chief Executive Officer of NTS Corporation and its various Affiliates and is a member and Chairman of the Board of Directors of the NTS Mortgage Income Fund. He is a graduate of the University of Louisville School of Law. His undergraduate studies were at the University of Kentucky, where he concentrated in Accounting, Marketing and Business Administration. Mr. Nichols entered the real estate construction and development business in 1965 and has been involved in the development and construction of over 6,500 acres of land and over 6,500,000 square feet of office, residential, commercial and industrial space in numerous states throughout the eastern half of the United States. He is a member of both the Louisville and National Homebuilders Associations, and has served as Vice President and Director of the Louisville and National Apartment Associations. Mr. Nichols is also lifetime member of the President's Society of Bellarmine College, Louisville, Kentucky and a past member of the Board of Overseers and Board of Trustee of the University of Louisville, the Governors Council for Education Technology and the Board of Directors of the Louisville Chamber of Commerce. Mr. Nichols is currently is a member of the Board of Directors of the Regional Airport Authority of Louisville and Jefferson County and is a member of the Board of Directors of the Greater Louisville Economic Development Partnership.

Robert M. Day (age 43) has been Managing Director of Lambert, Smith & Hampton and its predecessor companies, Atlanta, Georgia, a commercial and industrial real estate brokerage firm since 1985. Mr. Day received a Bachelor of Business Administration degree from Georgia State University and holds an MAI designation from the Appraisal Institute. Mr. Day is a member of the Atlanta Board of Realtors, the Urban Land Institute and is on the operating committee of the Atlanta Chapter of Young Life.

Gerald B. Thomas (age 57) has 24 years experience in Commercial Real Estate lending. Formerly a Senior Vice President with Mid-American Bank of Louisville, Mr. Thomas joined Citizens Bank of Kentucky in February 1996 as Vice President, with responsibility of developing real estate portfolios for four Kentucky affiliate banks of CNB Bancshares, Inc., Evansville, Indiana. Mr. Thomas has attended Eastern Kentucky University, National School of Real Estate Finance (Ohio State University) and National Institute of Real Estate Appraisers (University of Louisville). He is a board member of Big Brothers/Big Sisters, Louisville and Co-chairman of the Programs, Planning and Evaluation Committee.

          --------------------------------------------------------------

F. Everett Warren, J.D. (age 72) retired in 1985 from Citizens Fidelity Mortgage Company, Louisville, Kentucky, a division of Citizens Fidelity Bank Corporation and Pittsburgh National Corporation. From 1972 to 1985, Mr. Warren served as Chairman, President and Chief Executive Officer of Citizens Fidelity Mortgage Company. Mr. Warren attended both the University of Kentucky and University of Louisville and received a Bachelor of Law degree and a Juris Doctorate degree. He serves on the Board of Directors of Louisville Mortgage Bankers Association, National Mortgage Bankers Association, United Cerebral Palsy and Louisville Deaf Oral School. Mr. Warren is a member of both the Kentucky and Louisville Bar Associations.

Richard L. Good (age 56) is President and Chief Operating Officer of NTS Corporation, and Chairman of the Board of NTS Securities, Inc. As such, Mr. Good oversees all operations of NTS Corporation and its various subsidiaries and is responsible for residential developments, commercial properties, property management, securities, finance and corporate administration. From 1981 to 1984, Mr. Good was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm, and was responsible for corporate systems, marketing and planning. Prior to 1981, Mr. Good held sales, marketing and management positions, including sixteen years with IBM Corporation, where he served as Branch Manager of the Data Processing Division in Nashville. Mr. Good attended Stanford University and Case Western Reserve University and holds a Bachelor of Science degree in Management Science from Case. He is a registered securities principal and member of the International Association for Financial Planning and the Real Estate Securities and Syndication Institute and is past President of the Hurstbourne Corridor Business Association in Louisville. In addition, he has served on the Board of Directors of Junior Achievement, the Boy Scouts and Christ Church United Methodist and is a member of the Leadership Louisville Class of 1990.

John W. Hampton (age 46) is Senior Vice President of NTS Corporation with responsibility for all accounting operations. Before joining NTS in March 1991, Mr. Hampton was Vice President - Finance and Chief Financial Officer of the Sturgeon-Thornton-Marrett Development Company in Louisville, Kentucky for nine years. Prior to that he was with Alexander Grant & Company CPA's. Mr. Hampton is a Certified Public Accountant and a graduate of the University of Louisville with a Bachelor of Science degree in Commerce. He is a member of the American Institute of CPA's and the Kentucky Society of CPA's.

The Directors are not required to devote all of their time to the Fund, they are only required to devote such of their time to the affairs of the Fund as their duties require, and will meet quarterly or more frequently if necessary. It is not expected that the Directors will be required to devote substantial portions of their time to discharge their duties as Directors. For a description of provisions concerning indemnification, see "Fiduciary Responsibility" on page 14 of the Fund's Prospectus, which description is filed herewith and incorporated herein by reference.

The Directors, although not precluded from engaging in activities similar to the Fund's, are required to disclose any interest held directly or indirectly by them, or an Affiliate in an investment presented to the Fund. Furthermore, Affiliated Directors must offer the Fund the right to engage in an investment opportunity, which is within the Fund's objectives and policies, prior to entering into such transaction themselves. The Fund will not pay a commission to an Affiliate of any Director for presenting or disposing of the Fund's investments.

          --------------------------------------------------------------

The Fund will initially pay to each Independent Director a fee of $1,000 per month (which amount may be increased or decreased in the discretion of the Directors) and will reimburse such persons and Affiliated Directors for travel expenses and other out-of-pocket disbursements incurred in connection with attending any meetings. Affiliated Directors will not receive any compensation from the Fund for their services as Directors or Officers of the Fund.

The Directors have retained NTS Advisory Corporation (the Advisor) to manage the Fund's day-to-day affairs, and recommend investments suitable for the Fund. The Advisor has delegated substantially all of its duties to NTS Corporation (NTS), an affiliate of the Advisor. NTS has substantial experience in all phases of real estate activities, including acquisition, financing, property management and disposition.

The following persons are the executive officers and key employees of NTS and/or an affiliate and will provide services to the Advisor and the Fund:

        Name                        Office
        ----                        ------

J. D. Nichols                Chairman and Chief Executive Officer
Richard L. Good              President and Chief Operating Officer
B. J. DeVries                President, NTS Residential Properties, Inc.
Coleman C. Kicklighter       President, NTS/Residential Properties, Inc. -
                               Virginia
Margaret O. Templeton        President, NTS/Residential Properties, Inc. -
                               Florida
David G. Williams            President, NTS Securities, Inc.
H. L. Heiner                 Executive Vice President, NTS Development Company
John W. Hampton, CPA         Senior Vice President, NTS Corporation
Gary D. Adams                Senior Vice President, NTS Development Company
Gregory A. Compton           Senior Vice President, NTS Corporation
Sally A. Judah               Senior Vice President, NTS Corporation

The following provides additional information regarding the above-mentioned persons. Information regarding Messrs. Nichols, Good and Hampton is provided in the section entitled "Directors and Officers of the Fund."

B. J. DeVries (age 35) is President of NTS Residential Properties, Inc. in Kentucky with responsibility for single-family residential development, marketing and operations. Mr. DeVries' experience with NTS includes the positions of Residential Sales Representative, Builder Sales Representative, Residential Sales Manager and Vice President - Sales and Marketing. Prior to joining NTS in June 1992, Mr. DeVries served eight years as a United States Marine Corps officer. Mr. DeVries was a pilot with additional management experience in operations, maintenance and logistics. Mr. DeVries received his Bachelor of Arts degree from Centre College.

          --------------------------------------------------------------

Coleman C. Kicklighter (age 49) is President of NTS/Residential Properties, Inc.
- - Virginia with responsibility for single-family residential development, marketing and operations in the state of Virginia. Prior to joining NTS in September 1995 Mr. Kicklighter had been Vice President and General Manager of Alaqua in Orlando, Florida from May 1994 to September 1995 where he was responsible for directing the development of a 1,300 acre golf course community. His background includes over 15 years of experience in up-scale master planned residential and resort club community projects including Project Director of Royal Westmoreland in Barbados and Managing Director - Business Services for Sno-Engineering. Mr. Kicklighter received his Bachelor of Arts degree from the University of South Florida.

Margaret O. Templeton (age 46) is President of NTS/Residential  Properties, Inc.
- - Florida with responsibility for single family residential development, marketing and operations in the state of Florida. Prior to joining NTS in November 1994, Ms. Templeton was President of Templeton Development Corporation, a real estate development firm in Tampa, Florida from 1992 to November 1994. She has extensive experience in marketing, construction and land development including seven years (1985 to 1992) as Vice President of Tampa Palms and Gulfstream Land and Development Company, whose holdings included 30,000 acres in Florida, Georgia and Virginia. Ms. Templeton received a Bachelor of Arts degree from the University of Florida. Ms. Templeton is a member and Director of the National Association of Homebuilders, Florida Homebuilders Association as well as Director and Vice President of the Builders Association of Greater Tampa and Orlando. Ms. Templeton is also a member of the Florida Board of Realtors and the Urban Land Institute.

David G. Williams (age 61) is President of NTS Securities, Inc. and serves as the General Securities Principal with responsibilities for managing NTS's securities operations. Mr. Williams is also Senior Vice President of NTS Corporation and is responsible for Management Information Systems and Corporate Administration of NTS Corporation and NTS Development Company. Prior to joining NTS in March 1989, Mr. Williams served as President of Systemedics, Inc., a physicians claim processing company in Princeton, New Jersey. Mr. Williams has a Bachelor of Science degree from Tufts University, Medford, Massachusetts and attended graduate school at Harvard University.

H. L. Heiner (age 44) is Executive Vice President of NTS Development Company with responsibility for development, leasing and property management activities for commercial and retail properties. Mr. Heiner attended Purdue University and received his Master's degree in Engineering, magna cum laude, from the University of Louisville. From 1974 until joining NTS in 1985, Mr. Heiner was a consultant responsible for the successful planning of development projects in South Carolina, Florida, Kentucky and Indiana, many of which were planned for NTS. During this period, Mr. Heiner held the position of Vice President and partner of Sabak, Wilson, Heiner & Lingo, Inc., a development planning and consulting firm in Louisville. Mr. Heiner is registered as a professional engineer in several states.

Gary D. Adams (age 50) is Senior Vice President of NTS Development Company with responsibility for single-family residential development, multi-family operations and commercial properties in the state of Florida. Since joining the NTS organization in May 1977, Mr. Adams has been involved in the development, construction and management of numerous apartment, office, industrial and commercial developments in the southeastern portion of the United States. Mr. Adams received his undergraduate degree in Engineering from the University of Cincinnati, and he holds a Master of Business Administration from Xavier University. He is a member of the Building Owners and Managers Association and is a licensed general contractor in the State of Florida.

          --------------------------------------------------------------

Gregory A. Compton (age 35) is Senior Vice President, Secretary and General Counsel of NTS Corporation. Prior to joining NTS in March 1992, Mr. Compton was a senior associate in the Real Estate and Finance Department of Greenebaum, Doll & McDonald for seven years, where he was responsible for many of NTS's corporate real estate transactions. He is a member of the Board of Directors of and is General Counsel for Goodwill Industries of Kentucky. He received a B.B.A. in
Finance from the University of Kentucky and a J. D. from the University of Cincinnati College of Law.

Sally A. Judah (age 37) is Senior Vice President of NTS Corporation with responsibility for multi-family property management of NTS's apartment communities in Kentucky and Indiana and the Human Resources area of Corporate Administration of NTS Development Company. From July 1991 to 1994, Ms. Judah was Vice President of NTS Corporation with responsibility for Corporate Marketing, Human Resources and the Graphics Division. From June of 1987 when she joined NTS until July 1991, Ms. Judah was responsible for leasing activities for commercial properties in Louisville, Kentucky. Ms. Judah is a member of the Louisville Board of Realtors and is a Certified Commercial Investment Member (CCIM) Candidate and is a member of the national and Kentucky CCIM chapters. Ms. Judah is also a member of the Louisville Apartment Association and is a member of the Leadership Louisville Class of 1993. Ms. Judah holds a Bachelor of Arts degree from the University of Kentucky.

Item 11.  Executive Compensation
          ----------------------

(a, b, c & d) The Fund will pay each Independent Director a fee of $12,000 per year and will reimburse such persons and Affiliated Directors for travel expenses and other out-of-pocket disbursements incurred in connection with attending any meetings of the Board of Directors. During the years ended December 31, 1995, 1994 and 1993, the Fund paid directors fees of $24,000, $24,000 and $24,000, respectively, representing annual compensation. The Affiliated Directors will not receive any compensation from the Fund for their services to the Fund. The present officers of the Fund receive compensation from the Advisor or its affiliates which indirectly relates to services to the Fund (see Item 13).

The Fund is entitled to engage in various transactions involving the Advisor and its affiliates, as described under captions "Compensation Table" at pages 9 and 10 of the Prospectus and "Conflicts of Interest" on pages 11 to 14 of the Prospectus, which descriptions are filed herewith and incorporated herein by reference. Reference is made to Note 3 to Notes to the Fund's Financial Statements filed with this report for various transactions with affiliates.

(e) There are no compensatory plans or arrangements resulting from resignation or retirement of the Directors and executive officers which require payments to be received from the Fund.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

(a) As of the date hereof, no person owns of record or is known by the Fund to own beneficially more than five percent (5%) of the outstanding shares of common stock of the Fund.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

(b) The following table sets forth the ownership of shares owned directly or indirectly by the Directors and principal officers of the Fund as of the date hereof:

                                             Amount of       Percent
                            Name of          Beneficial        of
   Title of Class       Beneficial Owner     Ownership       Interest
   --------------       ----------------     ----------      --------

   Shares of Common       J. D. Nichols       85,792 *         2.7%
   Stock, $0.001                               Shares
   Par Shares

* These shares are owned of record by NTS Corporation or an Affiliate of which Mr. Nichols directly or beneficially holds voting and investment authority.

(c) There are no known arrangements which may at a subsequent date result in change in control of the Fund.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Pursuant to the Advisory Agreement, the Fund will pay the Advisor a Management Expense Allowance relating to services performed for the Fund in an amount equal to 1% of the Fund's Net Assets, per annum, which amount may be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. For the years ended December 31, 1995, 1994 and 1993, $528,973, $614,100 and $593,500, respectively, has been incurred as a Management Expense Allowance.

Neither the Certificate of Incorporation, By-Laws nor the Advisory Agreement restricts the Affiliated Directors, the Advisor or its affiliates from engaging in other business activities which may give rise to conflicts of interest with the Fund. One of the three Directors is an Affiliated Director. This individual holds a position with the Advisor and is affiliated with other related entities, including partnerships that borrow money from the Fund. In such cases, this individual will have fiduciary obligations to such other entities which may conflict with his fiduciary obligations to the Fund. Transactions between the Fund and any affiliates will be subject to potential conflicts of interest. With respect to the conflicts of interest described herein, the Advisor and its affiliates will endeavor to balance the interests of the Fund with the interests of the Advisor and its affiliates in making any determinations.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

1.     Financial statements

       The financial statements for the NTS Mortgage Income Fund, NTS Guaranty Corporation, NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company together with the reports of Arthur Andersen LLP dated February 21, 1996.

2.     Financial statement schedules

       All schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3.     Exhibits

       The following exhibits are incorporated by reference from the Fund's Registration Statement on Form S-11, referencing the exhibit number used in such Registration Statement.

                Exhibit Number             Description
                --------------             -----------

                   3 (a)(2)         Restated Certificate of Incorporation
                   3 (b)            By-Laws
                  10 (c)            Form of Advisory Agreement
                  10 (b)            Form of Guaranty Agreement

    The following are additional exhibits filed with the Form 10-K Report.

                Exhibit Number             Description
                --------------             -----------

                    99 Additional Exhibits - Pages from the Fund's prospectus which have been specifically incorporated by reference and copies of which are attached hereto which include pages 9 to 14 and pages 75 to 81.

4.    Reports on Form 8-K.

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities exchange Act of 1934, NTS Mortgage Income Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NTS MORTGAGE INCOME FUND


/s/ Richard L. Good                          Date:  March 12, 1996
- -----------------------------------------
Richard L. Good
President of the NTS Mortgage Income Fund

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated.

/s/ J. D. Nichols                            Date:  March 12, 1996
- -----------------------------------------
J. D. Nichols
Chairman of the Board of Directors
of the NTS Mortgage Income Fund

/s/ F. Everett Warren J.D.                   Date:  March 12, 1996
- -----------------------------------------
F. Everett Warren J.D.
Director of the NTS Mortgage Income Fund

/s/ Robert M. Day                            Date:  March 12, 1996
- -----------------------------------------
Robert M. Day
Director of the NTS Mortgage Income Fund


/s/ Gerald B. Thomas                         Date:  March 12, 1996
- -----------------------------------------
Gerald B. Thomas
Director of the NTS Mortgage Income Fund


/s/ Richard L. Good                          Date:  March 12, 1996
- -----------------------------------------
Richard L. Good
President and Director of the
NTS Mortgage Income Fund

/s/ John W. Hampton                          Date:  March 12, 1996
- -----------------------------------------
John W. Hampton
Secretary and Treasurer (principal
financial and chief accounting officer)