Form 10-Q
period 1996-03-31
NTS MORTGAGE INCOME FUND
filed 1996-05-15
CIK 841942

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark one)

[x]         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1996
                               ------------------------------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to ___________________

Commission File Number                         0-18550

                            NTS MORTGAGE INCOME FUND
             (Exact name of registrant as specified in its charter)


             Delaware                               61-1146077
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)

     10172 Linn Station Road
     Louisville, Kentucky                              40223
(Address of principal executive                      (Zip Code)
offices)

Registrant's telephone number,
including area code:                               (502) 426-4800


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

                                                      YES  X         NO

As of May 1, 1996, there were approximately 3,187,000 shares of common stock outstanding.

                                TABLE OF CONTENTS


                                                                   Pages

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of March 31, 1996
              and December 31, 1995                                    3

            Statements of Income
              For the three months ended March 31, 1996 and 1995       4

            Statement of Stockholders' Equity
              For the three months ended March 31, 1996                5

            Statements of Cash Flows
              For the three months ended March 31, 1996 and 1995       6


            Notes To Financial Statements                           7-16


Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   17-27


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                         28
Item 2.     Changes in Securities                                     28
Item 3.     Defaults upon Senior Securities                           28
Item 4.     Submission of Matters to a Vote of Security Holders       28
Item 5.     Other Information                                         28
Item 6.     Exhibits and Reports on Form 8-K                          28


Signatures                                                            29




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            NTS MORTGAGE INCOME FUND

                                 BALANCE SHEETS


                                               As of                As of
                                           March 31, 1996     December 31, 1995*
                                           --------------     ------------------
ASSETS

Mortgage loans receivable:

 Earning loans                              $ 61,962,711        $ 60,083,323
 Non-earning loans                             5,085,670           5,125,780
                                             ------------        ------------

                                              67,048,381          65,209,103
 Less reserves for loan losses                 1,553,397           1,553,397
                                             ------------        ------------

  Net mortgage loans receivable               65,494,984          63,655,706

Cash and equivalents                             309,339             535,687
Interest receivable                              521,843           1,142,021
Other assets                                     179,206             178,219
                                             ------------        ------------

  Total assets                              $ 66,505,372        $ 65,511,633
                                             ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses       $    223,939        $    179,307
Dividends payable                                143,432              38,248
Notes payable - affiliates (Note 5)            2,840,000           1,885,000
Notes payable                                 13,974,435          14,149,873
Deferred revenues                                    895               3,127
                                             ------------        ------------

  Total liabilities                           17,182,701          16,255,555
                                             ------------        ------------

Commitments and contingencies

Stockholders' equity:
 Common stock, $0.001 par value,
 6,000,000 shares authorized;
 3,187,333 shares issued and
 outstanding                                $      3,187        $      3,187
 Additional paid-in-capital                   54,163,397          54,163,397
 Distributions in excess of net income        (4,843,913)         (4,910,506)
                                             ------------        ------------

Total stockholders' equity                    49,322,671          49,256,078
                                             ------------        ------------

Total liabilities and stockholders'
 equity                                     $ 66,505,372        $ 65,511,633
                                             ============        ============

The accompanying notes are an integral part of these financial statements.

*Reference is made to the Fund's audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on April 1, 1996.

                            NTS MORTGAGE INCOME FUND

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                    1996              1995
                                                -----------       -----------
Revenues:
 Interest income on mortgage loans

  receivable                                    $   756,213       $   633,531
 Fee income on mortgage loans and other
  financial services                                  7,485             2,407
 Interest income on cash equivalents
  and miscellaneous income                            5,150             4,767
                                                 -----------       -----------

                                                    768,848           640,705
                                                 -----------       -----------

Expenses:
 Advisory fee (Note 5)                          $   135,905       $   131,875
 Interest expense                                   351,155           229,460
 Professional and administrative                     45,200            37,509
 Other taxes and licenses                             6,700             6,250
 Amortization expense                                18,013            13,000
                                                 -----------       -----------

                                                    556,973           418,094
                                                -----------       -----------

Income before income tax expense                    211,875           222,611

 Income tax expense                                  (1,850)           (2,500)
                                                 -----------       -----------

Net income                                      $   210,025       $   220,111
                                                 ===========       ===========

Net income per share of common stock            $       .07       $       .07
                                                 ===========       ===========

Weighted average number of shares                 3,187,333         3,187,333
                                                 ===========       ===========


The accompanying notes are an integral part of these financial statements.


                            NTS MORTGAGE INCOME FUND

                        STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 1996


                               Common       Common       Additional     Distributions
                               Stock        Stock        Paid-in-       in Excess of
                               Shares       Amount       Capital         Net Income         Total
                               ------       ------       -------         ----------         -----
Stockholders' equity
 December 31, 1995            3,187,333   $     3,187   $ 54,163,397    $ (4,910,506)   $ 49,256,078

Net income                                       --             --           210,025         210,025

Dividends declared                               --             --          (143,432)       (143,432)
                              ---------   -----------   ------------     ------------    ------------

Stockholders' equity
 March 31, 1996               3,187,333   $     3,187   $ 54,163,397    $ (4,843,913)   $ 49,322,671
                              =========   ===========   ============     ============    ============



The accompanying notes are an integral part of these financial statements.


                            NTS MORTGAGE INCOME FUND

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                             1996            1995
                                                        ------------    -------------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
 Net income                                             $    210,025    $    220,111
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Accretion of discount on mortgage loans receivable        (36,551)           --
   Amortization expense                                       18,013          13,000
   Changes in assets and liabilities:
    Interest receivable                                      620,178          41,665
    Other assets                                             (19,000)        (19,866)
    Accounts payable and accrued expenses                     44,632        (148,647)
    Deferred commitment fees                                  (5,000)           --
    Deferred revenues                                         (2,232)           (371)
                                                         ------------    ------------

    Net cash provided by operating activities                830,065         105,892
                                                         ------------    ------------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
 Principal collections on mortgage loans receivable     $  1,008,945    $  1,796,626
 Investment in mortgage loans receivable                  (2,806,672)    (11,240,455)
                                                         ------------    ------------

    Net cash used for investing activities                (1,797,727)     (9,443,829)
                                                         ------------    ------------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
 Proceeds from notes payable                            $    120,062    $ 12,983,452
 Payments on notes payable                                  (295,500)     (2,051,528)
 Proceeds from notes payable - affiliates                    955,000            --
 Dividends paid                                              (38,248)       (318,733)
 Other assets                                                   --          (210,905)
                                                         ------------    ------------

    Net cash provided by financing activities                741,314      10,402,286
                                                         ------------    ------------

    Net increase (decrease) in cash and equivalents     $   (226,348)   $  1,064,349

CASH AND EQUIVALENTS, beginning of period                    535,687         308,155
                                                         ------------    ------------

CASH AND EQUIVALENTS, end of period                     $    309,339    $  1,372,504
                                                         ============    ============

Cash paid during the period for:
 Interest                                               $    342,890    $    245,555
 Income taxes                                           $        350    $       --


The accompanying notes are an integral part of these financial statements.

                            NTS MORTGAGE INCOME FUND
                          NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Fund's 1995 Annual Report on Form 10-K. In the opinion of the Fund's management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1996 and 1995.

1.     Income Taxes
       ------------

       The Fund has elected and is qualified to be treated as a REIT under Internal Revenue Code Sections 856-860. In order to qualify, the Fund is required to distribute at least 95% of its taxable income to Stockholders and meet certain other requirements. The Fund intends to continue to qualify as a REIT for Federal income tax purposes.

       A reconciliation of net income for financial statement purposes versus that for income tax reporting for the three months ended March 31, 1996 is as follows:


          Net income (GAAP)                            $ 210,025
          Accretion of note discount                     (36,551)
          Federal income tax expense                       1,200
          Letters of credit income                        (2,232)
          Loan commitment fee income                      (5,000)
                                                        ---------

          Taxable income before dividends paid
           deduction                                   $ 167,442
                                                        =========

          Dividends declared                           $ 143,432
                                                        =========

          Distribution percentage                             86%
                                                        =========

2.     Reserves for Loan Losses
       ------------------------

       Reserves for loan losses are based on management's evaluation of the borrower's ability to meet its obligation as well as current and future economic conditions. Reserves are based on estimates and ultimate losses could differ materially from the amounts assumed in arriving at the reserve for possible loan losses reported in the financial statements. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known. On a regular basis, management reviews each mortgage loan in the Fund's portfolio including an assessment of the recoverability of the individual mortgage loans. As of March 31, 1996, the Fund has a loan loss reserve regarding the $3,000,000 Phase-In Mortgage Loan to the Orlando Lake Forest Joint Venture (with an outstanding balance of $147,555 as of March 31, 1996) amounting to $53,397 and a loan loss reserve regarding the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture (with an outstanding balance of $4,938,115 as of March 31, 1996) amounting to $1,500,000.




3.     Mortgage Loans Receivable, net
       ------------------------------

       The following  tables outline the Fund's mortgage loan portfolio at March
       31, 1996. There is currently no readily determinable market value for the portfolio given its unique and affiliated nature.


                                   Property Pledged                  Interest          Maturity
     Borrower                       as Collateral                      Rate              Date
     --------                       -------------                      ----              ----
1) Earning Loans:

Temporary Mortgage
Loan:


NTS/Virginia                First mortgage on approximately           Prime           11/30/96
Development Company         187 acres of residential land             + 3/4%
                            and improvements thereon located
                            in Fredericksburg,  Virginia,
                            known as the Fawn Lake Golf
                            Course; NTS Guaranty Corporation
                            guarantees the loan
Mortgage Loans:
NTS/Virginia                First mortgage on approximately           17% of          07/01/97
Development Company         2,233 acres of residential land           Gross
                            and improvements thereon                  Receipts
                            located in Fredericksburg,                (a)
                            Virginia, known as Fawn Lake

NTS/Lake Forest             First mortgage on approximately           17% of          07/01/97
II Residential              550 acres of residential land             Gross
Corporation                 in Louisville, Kentucky, known            Receipts
                            as Lake Forest                            (a)

Orlando Lake                First mortgage on approximately           17% of          01/31/98
Forest Joint                423 acres of residential land             Gross
Venture                     in Orlando, Florida known as              Receipts
                            Orlando Lake Forest                       (b)


(a)    These Mortgage  Loans are paying  interest at the greater of 17% of Gross
       Receipts or 4.42% of the average outstanding loan balance.
(b) This Mortgage Loan pays interest at the greater of 17% of Gross Receipts or 6.46% of the average outstanding loan balance.



3.  Mortgage Loans Receivable, net - Continued
    ------------------------------------------


                       Total                           Balance                       Interest
                       Senior                        Outstanding     Commitment     Receivable
                      Liens At      Face Amount          At            Fees             At
    Borrower          03/31/96      At 03/31/96      03/31/96(c)     Received        03/31/96
    --------          --------      -----------      -----------     --------        --------
1) Earning
Loans:

Temporary
Mortgage Loan:


NTS/Virginia         $1,183,935     $ 2,000,000      $ 1,168,935     $  20,000      $  17,046
Development
Company

Mortgage Loans:

NTS/Virginia            252,345      30,000,000       28,430,946       200,000        241,650
Development              (d)             (f)
Company

NTS/Lake Forest       1,245,727      28,000,000       26,020,961       250,000        176,026
II Residential           (e)             (g)
Corporation

Orlando Lake              --         13,000,000        6,341,869         --            87,121
Forest Joint                             (h)              (i)
Venture                              __________       __________      ________       ________

Total Earning
Loans                               $73,000,000      $61,962,711     $ 470,000      $ 521,843
                                     ==========       ==========      ========       ========

     (c) The carrying amount of the mortgage loans receivable at March 31, 1996 is net of any unamortized commitment fees.
     (d) Senior lien applies to approximately 35 acres securing the first mortgage which are subordinated to an unaffiliated lender.
     (e) Senior liens apply to approximately 180 acres securing the first mortgage which are subordinated to unaffiliated lenders.
     (f) NTS Guaranty Corporation guarantees up to $2 million of outstanding debt exceeding $18 million.
     (g) NTS Guaranty Corporation guarantees up to $2,416,500 of outstanding debt exceeding $22 million.
     (h) An Affiliate of the Fund's Sponsor participates with the Fund regarding this Mortgage Loan. As of March 31, 1996, the Fund's ownership percentage was approximately 61%.
     (i) The carrying amount of this Mortgage Loan is net of an unaccreted discount of approximately $1,239,328.


3.   Mortgage Loans Receivable, net - Continued
     ------------------------------------------


                                    Property Pledged               Interest          Maturity
     Borrower                        as Collateral                   Rate              Date
     --------                        -------------                   ----              ----
2) Non-Earning Loans:
Temporary Mortgage
Loan:


Orlando Lake               Pledge by both general partners             Prime          Demand
Forest Joint               of their partnership interests              + 2%
Venture                    in Orlando Lake Forest Joint                 (j)
                           Venture  located  in  Orlando,
                           Florida; a pledge of 390 shares
                           of the Class A common stock in
                           NTS/Virginia  Development Company;
                           NTS Guaranty Corporation guarantees
                           the loan
Mortgage Loan:
Orlando Lake               First mortgage on approximately             Prime          Demand
Forest Joint               2 acres of residential land                 + 2%
Venture                    located in Orlando, Florida                  (j)
                           known as Orlando Lake Forest
                           Joint Venture

  (j)The Orlando Lake Forest Joint Venture has entered into a forbearance agreement with the Fund whereby, effective April 1, 1995, no interest will be due on these loans through January 31, 1998.

3.   Mortgage Loans Receivable, net - Continued
     ------------------------------------------


                         Total                        Balance                   Interest
                         Senior                     Outstanding   Commitment   Receivable
                        Liens At     Face Amount        At           Fees          At
    Borrower            03/31/96     At 03/31/96     03/31/96      Received     03/31/96
    --------            --------     -----------     --------      --------     --------
2) Non-Earning
Loans:

Temporary
Mortgage Loan:


Orlando Lake           $12,560,985   $ 7,818,000   $ 4,938,115   $ 150,000    $   --
Forest Joint                (k)           (l)           (m)           (o)
Venture

Mortgage Loan:

Orlando Lake                 --        3,000,000       147,555      30,000        --
Forest Joint                (n)           (o)
Venture                               __________    __________    ________     _______

Total Non-
Earning Loans                        $10,818,000   $ 5,085,670   $ 180,000    $   --
                                      ==========    ==========    ========     =======


   (k)     Total senior liens include a $147,555 mortgage loan with the Fund and a 61% interest in a senior lien totalling $12,413,430 with the Fund.
   (l)     NTS/Virginia  Development  Company (Fawn Lake) and NTS/Lake Forest II
           Residential  Corporation  (Lake  Forest)  participate  with  the Fund regarding this Temporary Mortgage Loan. Their percentage ownership as of March 31, 1996 is 14.945% and 16.193%, respectively.
   (m)     The  Fund's  financial  statements  reflect  a  $1,500,000  loan loss reserve  regarding this loan as of March 31, 1996. No change was made to the reserve during the three months ended March 31, 1996.
   (n)     The Fund's financial  statements  reflect a $53,397 loan loss reserve regarding  this loan as of March 31, 1996.  No change was made to the reserve during the three months ended March 31, 1996.
   (o)     The Fund  has  discontinued  accruing  interest  from  the  Temporary
           Mortgage  Loan and the  Phase-In  Mortgage  Loan to the Orlando  Lake
           Forest  Joint  Venture  until  the  interest   payment  is  received.
           Approximately $1,827,000 of interest remains due to the Fund on these loans but is not accrued in the Fund's financial statements.


4.    Notes Payable
      -------------------

      Notes payable consist of the following:

                                                    March 31,     December 31,
                                                      1996            1995
                                                   -----------    ------------
      Note payable to a bank in the amount
      of $13,800,000 bearing interest at the
      Prime Rate plus 1%, payable monthly, due
      December 27, 1997, secured by a
      collateral assignment of the Fund's
      mortgages on Lake Forest and Fawn Lake,
      guaranteed by Mr. J. D. Nichols,
      Chairman of the Board of the Fund's
      Sponsor                                      $12,790,500     $13,086,000

      Note payable to a bank in the amount of
      $2,000,000, bearing interest at the
      Prime Rate plus 3/4%, payable quarterly,
      due November 30, 1996, secured by
      approximately 187 acres of residential
      land and improvements thereon                  1,183,935       1,063,873
                                                    ----------      ----------
                                                   $13,974,435     $14,149,873
                                                    ==========      ==========

      The Prime Rate was 8 1/4% and 8 1/2% at March 31, 1996 and December 31, 1995, respectively.

      Based on the borrowing rates currently available to the Fund for bank loans with similar terms and average maturities, the fair value of the above debt instruments approximates the carrying value.

5.    Related Party Transactions
      --------------------------

      As of March 31, 1996, the Sponsor (NTS Corporation) or an Affiliate owned approximately 95,996 Shares of the Fund.

      Pursuant to the  Advisory  Agreement,  the Fund will pay the Advisor  (NTS
      Advisory Corporation) a Management Expense Allowance (Advisory Fee) relating to services performed for the Fund in an amount equal to 1% of the Fund's Net Assets, per annum, which may be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee has been reduced $25,000 for each of the three months ended March 31, 1996 and 1995. The net Advisory Fee for the three months ended March 31, 1996 and 1995 was $135,905 and $121,875, respectively.

      The Fund has received advances from Affiliates of the Fund's Sponsor totalling $2,840,000 as of March 31, 1996. The advances bear interest at various rates averaging 5.75% and mature April 15, 1996. Interest paid to the Affiliates was $21,298 for the three months ended March 31, 1996.

      On February 17, 1995, the Fund purchased from an unaffiliated bank an interest in a $13 million first mortgage (with an outstanding balance of $9,664,465 as of February 17, 1995) to the Orlando Lake Forest Joint

      --------------------------------------

      Venture. An Affiliate of the Sponsor owns the remaining interest via a participation agreement. The initial ownership percentages were 50% to the Fund and 50% to the Affiliate, however, the percentage ownership will fluctuate as additional principal is advanced to the Joint Venture by the Fund. Ownership percentages will be determined in accordance with the ratio of each participant's share of the outstanding loan balance to the total outstanding loan balance. As of March 31, 1996, the outstanding balance on the first mortgage was $12,413,430, and the Fund's ownership percentage was approximately 61%.

      In 1993, Fawn Lake and Lake Forest entered into a participation agreement with the Fund whereby they were each assigned an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture. The percentage ownership as of March 31, 1996 was 14.945% to Fawn Lake and 16.193% to Lake Forest.

6.    Guaranties to the Fund
      ----------------------

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

      The liability of the Guarantor under the above guaranties is expressly limited to its assets and its ability to draw upon a $10 million demand note receivable from Mr. J.D. Nichols, Chairman of the Board of Directors of the Sponsor. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor. In addition, Mr. Nichols' ability to make any payments to the Guarantor pursuant to the $10 million demand note may be affected by additional liabilities and obligations that he has or may incur. There are no

      ----------------------------------

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

7.    Commitments and Contingencies
      -----------------------------

      The Fund has commitments to extend credit made in the normal course of business that are not reflected in the financial statements. At March 31, 1996, the Fund had outstanding funding commitments under standby letters of credit or surety bonds aggregating $571,597: Orlando Lake Forest Joint Venture $91,921; NTS/Virginia Development Co. $479,676. These outstanding funding commitments are part of the maximum funding amount of the mortgage loans. Committed undisbursed loans were approximately $6.2 million at March 31, 1996.

      In August 1992, Jeno Paulucci & Silver Lakes I, Inc., individually and d/b/a PR Partners (PR Partners) filed a complaint ("Original Complaint") against J. D. Nichols, NTS Corporation, NTS/Florida Residential Properties, Inc., Orlando Lake Forest, Inc. and Banc One Mortgage Corporation. The Original Complaint alleges, inter alia, mismanagement of the Orlando Lake Forest project by Orlando Lake Forest, Inc. as well as conspiracy among the defendants against PR Partners and its principals. The Original Complaint requested unspecified damages and declaratory and injunctive relief against the defendants. The Fund was not named as a defendant in the Original Complaint. In July 1994, the plaintiffs filed an amended complaint ("Amended Complaint") adding NTS/Residential Properties, Inc. - Florida, Lake Forest Realty, Inc. and the Fund as defendants, and have amended the Complaint twice more in response to rulings by the trial judge requiring clarification of certain claims asserted by the plaintiffs. The case is in the early discovery phase, and certain of the defendants have answered the Complaint and asserted counterclaims against the plaintiffs, including a claim that PR Partners has breached its fiduciary duty. An amended complaint is now due from the plaintiffs in response to the trial court's ruling on the latest Motions to Dismiss filed by Lake Forest Realty, Inc., the Fund and Banc One Mortgage Corporation. Given the procedural posture of the case, and that discovery is continuing, an outcome to this litigation cannot be predicted at present. Mr. J. D. Nichols and the principals of the defendants have indicated that the suit will be vigorously defended, and that counterclaims will be vigorously prosecuted against the plaintiffs. Management believes that this lawsuit will have no material effect on the Fund's operations or financial condition.

8.    Supplemental Financial Information
      ----------------------------------

      NTS Guaranty Corporation has provided material guaranties to the Fund. The following presents condensed financial information for NTS Guaranty Corporation.

                                            March 31,          December 31,
                                              1996                 1995
                                          -------------        -------------

      Cash                                $        100         $        100
                                           ============         ============

      Common stock and paid-in-capital    $ 10,000,100         $ 10,000,010
      Note receivable from stockholder     (10,000,000)         (10,000,000)
                                           ------------         ------------
      Equity                              $        100         $        100
                                           ============         ============

      ----------------------------------------------

      The Fund has invested in various temporary investments and mortgage loans (see Note 3). The following presents condensed financial information with respect to borrowers whose loan balance as of March 31, 1996 represents a substantial concentration of the Fund's assets.


      NTS/Lake Forest II Residential
      Corporation
                                            March 31,          December 31,
                                              1996                 1995
                                          -------------        -------------

      Balance Sheets
        Notes receivable                  $  1,006,534         $  1,677,064
        Inventory                           26,169,523           25,783,989
        Other, net                           4,727,707            4,508,888
                                           ------------         ------------
        Total assets                      $ 31,903,764         $ 31,969,941
                                           ============         ============

        Notes payable                     $ 28,818,870         $ 28,628,987
        Other liabilities, net               2,408,165            2,589,235
        Equity                                 676,729              751,719
                                           ------------         ------------
        Total liabilities and equity      $ 31,903,764         $ 31,969,941
                                           ============         ============

                                                  Three Months Ended
                                             March 31,            March 31,
                                              1996                  1995
                                          -------------        -------------
     Statements of Operations
       Lot sales                          $    694,030         $  1,006,504
       Cost of sales                          (508,355)            (732,143)
       Other income (expense), net            (260,665)            (303,868)
                                           ------------         ------------
       Net income (loss)                  $    (74,990)        $    (29,507)
                                           ============         ============

     NTS/Virginia Development Company
                                             March 31,         December 31,
                                              1996                 1995
                                          -------------        -------------
     Balance Sheets
       Notes receivable                   $  4,719,356         $  5,215,716
       Inventory                            31,011,723           30,812,235
       Other, net                            1,917,240            1,493,363
                                           ------------         ------------
       Total assets                       $ 37,648,319         $ 37,521,314
                                           ============         ============

       Notes payable                      $ 34,674,031         $ 34,369,132
       Other liabilities, net                2,120,140            2,175,663
       Equity                                  854,148              976,519
                                           ------------         ------------
       Total liabilities and equity       $ 37,648,319         $ 37,521,314
                                           ============         ============

                                                   Three Months Ended
                                             March 31,            March 31,
                                               1996                 1995
                                           -------------       -------------
     Statements of Operations
       Lot sales                          $    545,535         $    271,968
       Cost of sales                          (342,905)            (169,028)
       Other income (expense), net            (325,001)            (118,072)
                                           ------------         ------------
       Net income (loss)                  $   (122,371)        $    (15,132)
                                           ============         ============

9.    Subsequent Event
      ----------------

      On April 15, 1996, the interest rate on all borrowings from Affiliates of the Fund's Sponsor was increased to the Prime Rate. The maturity date on all but $250,000 of borrowings from Affiliates was extended to March 31, 1999. The maturity date on $250,000 of borrowings from Affiliates was extended to December 31, 1996.

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

Liquidity and Capital Resources
- -------------------------------

The Fund's objectives are to make investments which will: (i) preserve and protect the Fund's capital, (ii) provide for distributions to Stockholders, and
(iii) increase the value of the Fund's net assets and its shares of common stock through receipt of Incentive Interest or Gross Receipts Interest.

The Fund's primary investment strategy is to make investments in Mortgage Loans. As of March 31, 1996, the Fund had commitments outstanding for Mortgage Loans aggregating $66,300,000 of which approximately $60,900,000 had been funded. The balance of these commitments will be drawn over a period of years in a series of advances as the borrowers develop the projects. Also, the Fund has invested in Temporary Investments totalling approximately $6,100,000 as of March 31, 1996. Reference is made to Note 3 of the Notes to Financial Statements for further information regarding the Fund's investments as of March 31, 1996.

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

     The Orlando Project is encumbered by a loan in the amount of $13,000,000 (with an outstanding balance of $12,413,430 as of March 31, 1996) from the Fund and an Affiliate of the Fund's Sponsor. The loan is secured by a second mortgage on Section II of the Project and a first mortgage on the balance of the Project, approximately 423 acres of residential land and improvements thereon located in Orlando, Florida. On February 17, 1995, an agreement was reached with the bank which had previously held a partial interest in the first mortgage on the majority of the Orlando Project. As a result of negotiations between the Fund and the unaffiliated bank, the bank sold its interest in the loan to the Fund at a substantial discount. The Fund and the Affiliate of the Fund's Sponsor, which holds the remaining interest in the first mortgage, entered into a participation agreement (the Master Loan Participation Agreement) whereby the Fund and the Affiliate will own a proportionate share of the $13 million first mortgage. The initial ownership percentages were 50% to the Fund and 50% to the Affiliate, however, the percentage ownership will fluctuate as additional principal is advanced to the Orlando Project by the Fund and as principal payments are received. Ownership percentage will be determined in accordance with

- -------------------------------------------

     the ratio of each participant's share of the outstanding loan balance to the total outstanding loan balance. As of March 31, 1996, the Fund's ownership percentage was approximately 61%. Upon the Fund's purchase of an interest in the loan, it was converted to a cash flow mortgage loan which bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 6.46% of the average outstanding loan balance and matures January 31, 1998. The Fund's share of the loan balance was $6,341,869, as of March 31, 1996, which is net of an unaccreted discount of $1,239,328.

     The Orlando Project is encumbered by the Phase-In Mortgage Loan from the Fund in the amount of $3,000,000 (with an outstanding balance of $147,555 as of March 31, 1996) to the Orlando Lake Forest Joint Venture for the development of Section II of the Project (the "Phase-In Mortgage Loan"). The loan is secured by a first mortgage on approximately 2 acres of residential land located in Orlando, Florida. The Phase-In Mortgage Loan is classified as non-earning and is on a demand basis.

     The Orlando Project is encumbered by a Temporary Mortgage Loan in the amount of $7,818,000 (with an overall outstanding balance by the Orlando Project of $7,171,035 as of March 31, 1996) to partially fund the Orlando Lake Forest Project. The loan is secured by the partnership interests of both general partners in the Orlando Lake Forest Joint Venture and 390 shares of the Class A common stock of NTS/Virginia Development Company (Fawn Lake). The Temporary Mortgage Loan is classified as non-earning and is on a demand basis. The Principal balance outstanding of the Temporary Mortgage Loan is guaranteed by NTS Guaranty Corporation pursuant to the Fund's Junior Mortgage Loan Guaranty. In October 1993, Fawn Lake and NTS/Lake Forest II Residential Corporation (Lake Forest) entered into a participation agreement with the Fund (the Temporary Mortgage Loan Participation Agreement) whereby they were each assigned an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture in consideration for reducing the amount of Supplemental Interest credit then due to them by the Fund. As of March 31, 1996, the interest assigned to Fawn Lake and Lake Forest was 14.945% and 16.193%, respectively. The Fund's ownership percentage was 68.862% and the Fund's share of the loan balance was $4,938,115 at March 31, 1996.

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

- -------------------------------------------

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

     The Fund discontinued the recognition of interest income from the $3,000,000 Phase-In Mortgage Loan and the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture beginning July 1, 1992, until the principal and interest have been received. The Fund intends to pursue collection of all amounts due. The Fund has entered into a forbearance agreement with the Orlando Lake Forest Joint Venture whereby, effective April 1, 1995, no interest will be due on these loans through January 31, 1998. The Fund will reevaluate the status of the Orlando Project at that time to determine what, if any, additional courses of action to pursue and whether to extend the forbearance of interest. As of March 31, 1996, approximately $1,827,000 of interest remains due the Fund on these loans.

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

     In June of 1995, the Fund's Board of Directors approved a change to the terms of the Master Loan Participation Agreement and the Temporary Mortgage Loan Participation Agreement. Effective April 1, 1995, the Affiliate of the Fund's Sponsor agreed that the Fund may retain all payments of principal which the Affiliate would be entitled to receive on the $13 million Mortgage Loan. The Fund is applying such sums as payment by the Orlando Lake Forest Joint Venture of the Fund's share of the principal balance outstanding on the Temporary Mortgage Loan. This will continue until such time as the Fund's share of the outstanding principal of the Temporary Mortgage Loan has been repaid in full. As of March 31, 1996, the Fund has received $582,000 which was applied to the principal balance outstanding on the Temporary Mortgage Loan via this agreement.

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

     In August 1992, Jeno Paulucci & Silver Lakes I, Inc., individually and d/b/a PR Partners (PR Partners) filed a complaint ("Original Complaint") against J. D. Nichols, NTS Corporation, NTS/Florida Residential Properties, Inc., Orlando Lake Forest, Inc. and Banc One Mortgage Corporation. The Original Complaint alleges, inter alia, mismanagement of the Orlando Lake Forest project by Orlando Lake Forest, Inc. as well as conspiracy among the defendants against PR Partners and its principals. The Original Complaint requested unspecified damages and declaratory and injunctive relief against the defendants. The Fund was not named as a defendant in the Original Complaint. In July 1994, the plaintiffs filed an amended complaint ("Amended Complaint") adding NTS/Residential Properties, Inc. - Florida, Lake Forest Realty, Inc. and the Fund as defendants, and have amended the Complaint twice more in response to rulings by the trial judge requiring clarification of certain claims asserted by the plaintiffs. The case is in the early discovery phase, and certain of the defendants have answered the Complaint and asserted counterclaims against the plaintiffs, including a claim that PR Partners has breached its fiduciary duty. An amended complaint is now due from the plaintiffs in response to the trial court's ruling on the latest Motions to Dismiss filed by Lake Forest Realty, Inc., the Fund and Banc One Mortgage Corporation. Given the procedural posture of the case, and that discovery is continuing, an outcome to this litigation cannot be predicted at present. Mr. J. D. Nichols and the principals of the defendants have indicated that the suit will be vigorously defended, and that counterclaims will be vigorously prosecuted against the plaintiffs. Management believes that this lawsuit will have no material effect on the Fund's operations or financial condition.

The  Fawn  Lake  project  is a  single-family  residential  community  owned  by
NTS/Virginia   Development  Company,  an  Affiliated  Borrower.   Fawn  Lake  is
encumbered by the following notes:

     A note payable in the amount of $540,000 (with an outstanding balance of $252,345 as of March 31, 1996) from an unaffiliated lender which is secured by a first mortgage on 23 residential lots (approximately 35 acres of residential land and improvements thereon). The purpose of the loan is to provide construction financing to develop approximately 44 lots of the Fawn Lake project (21 of which have been sold and released from the mortgage). The Fund's Board of Directors agreed to subordinate the Fund's Mortgage Loan regarding the 44 lots until the unaffiliated lender note is paid in full. The note bears interest at the Prime Rate plus 1%, payable monthly, and matures September 15, 1996.

- -------------------------------------------

     A Mortgage Loan from the Fund in the amount of $ 30,000,000 (with an outstanding balance of $28,430,946 as of March 31, 1996) to fund the development of the Fawn Lake project, a specified investment. The loan is secured by a first mortgage on approximately 2,233 acres of residential land and improvements thereon located in Fredericksburg, Virginia. The Fund has subordinated its first mortgage on approximately 35 acres regarding the loan discussed above. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 4.42% of the average outstanding loan balance and matures July 1, 1997.

     A Temporary Mortgage Loan from the Fund in the amount of $2,000,000 (with an outstanding balance of $1,183,935 as of March 31, 1996) to fund the construction of the Fawn Lake Golf Course. The loan bears interest at the Prime Rate plus 3/4%, payable quarterly and matures November 30, 1996. The loan is secured by a first mortgage on approximately 187 acres of residential land and improvements thereon. The Principal balance outstanding of the Temporary Mortgage Loan is guaranteed by NTS Guaranty Corporation pursuant to the Fund's Junior Mortgage Loan Guaranty. The Fund's Board of Directors has not taken a position or made plans concerning this loan maturity date.

The Lake Forest project is a single-family residential community owned by NTS/Lake Forest II Residential Corporation, an Affiliated Borrower. Lake Forest is encumbered by the following notes:

     A note payable with an unaffiliated lender in the amount of $875,000 (with an outstanding balance of $124,273 as of March 31, 1996) which is secured by a first mortgage on 11 residential lots (approximately 4 acres of residential land and improvements thereon). The purpose of the loan is to provide construction financing to develop 25 lots in the Lake Forest project (14 of which have been sold and released from the mortgage). The Fund has subordinated its Mortgage Loan regarding the 25 lots until the unaffiliated lender note is paid in full. The note bears interest at the Prime Rate plus 1%, payable monthly, and matures November 24, 1996.

     A note payable with an unaffiliated bank in the amount of $4,465,000 (with an outstanding balance of $1,121,454 as of March 31, 1996) which is secured by a first mortgage on the Lake Forest Country Club golf course (approximately 176 acres of residential land and improvements thereon). The purpose of the loan is to provide construction financing to construct a clubhouse building for the Country Club. The Fund has subordinated its Mortgage Loan regarding the 176 acres until the unaffiliated bank note is paid in full. The note bears interest at the Prime Rate plus 1%, payable monthly, and matures July 31, 1999.

     A Mortgage Loan from the Fund in the amount of $28,000,000 (with an outstanding balance of $26,020,961 as of March 31, 1996) to fund the development of the Lake Forest project, a specified investment. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 4.42% of the average outstanding loan balance and matures July 1, 1997. The loan is secured by a first mortgage on approximately 550 acres of residential land and improvements thereon located in Louisville, Kentucky of which approximately 180 acres have been subordinated regarding the loans discussed above.

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

- -------------------------------------------

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

On March 12, 1996, the Fund's Board of Directors approved an increase in the loan commitment amount to Fawn Lake from $28,000,000 to $30,000,000. The purpose of the increase is to pay ongoing development costs.

On January 24, 1992, the Fund entered into a loan agreement with an unaffiliated bank providing for a credit facility of up to $2.8 million secured by a collateral assignment of the Fund's mortgage to Lake Forest. On August 3, 1993, the credit limit was raised to $4 million. The loan was paid in full on January 10, 1995.

On January 10, 1995, the Fund entered into a loan agreement with an unaffiliated bank proving for a credit facility of up to $13.8 million secured by a collateral assignment of the Fund's mortgages to Lake Forest and Fawn Lake. The purpose of the loan was to refinance the Fund's then existing credit facility, increase the Fund's investment portfolio and provide additional operating capital for the Fund. The loan bears interest at the Prime Rate plus 1%, payable monthly and matures December 27, 1997. The Fund made principal payments on the loan equal to $12,000 per lot from lot sales at Lake Forest and $1,000 per lot from lot sales at Fawn Lake during 1995. The Fund is making principal payments on the loan equal to $13,500 per lot from lot sales at Lake Forest and $1,000 per lot from lot sales at Fawn Lake during 1996. The loan is guaranteed by Mr.
J. D. Nichols, Chairman of the Board of the Fund's Sponsor. The loan balance was $12,790,500 at March 31, 1996.

In the fourth quarter of 1995, the Fund entered into a loan agreement with an unaffiliated bank for $2,000,000 secured by a collateral assignment of the Fund's mortgage to Fawn Lake regarding approximately 187 acres of residential land and improvements known as the Fawn Lake Golf Course. The purpose of the loan is to fund the remaining construction of the Fawn Lake Golf Course. The loan bears interest at the Prime Rate plus 3/4%, payable quarterly and matures November 30, 1996. The loan balance was $1,183,935 at March 31, 1996.

- -------------------------------------------

The Fund has received advances from Affiliates of the Fund's Sponsor totalling $2,840,000 as of March 31, 1996. The advances bear interest at various rates averaging approximately 5.75% and matured April 15, 1996. On April 15, 1996, the interest rate on all borrowings from Affiliates of the Fund's Sponsor increased to the Prime Rate. The maturity date on all but $250,000 of borrowings from Affiliates was extended to March 31, 1999. The maturity date on $250,000 of borrowings from Affiliates was extended to December 31, 1996. In addition, the Fund will begin making principal payments on the advances equal to $3,000 per lot from lot sales at Fawn Lake, Lake Forest and the Orlando Project from April 15, 1996 through March 31, 1997; $5,000 per lot from April 1, 1997 through March 1, 1998; and $7,500 per lot from April 1, 1998 through March 31, 1999. Interest paid to the Affiliates was $21,298 for the three months ended March 31, 1996. The advances were made to meet the development plans of the projects to which the Fund has outstanding loans.

The Fund intends to maintain a working capital reserve equal to 1% of the gross proceeds received. The Fund may alter the percentage of such reserves if deemed necessary. As of March 31, 1996, the Fund had cash and equivalents of approximately $300,000.

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

Results of Operations
- ---------------------

Net income using generally accepted accounting principles (GAAP) was $210,025 and $220,111 and using tax-reporting accounting (TRA) was $167,442 and $219,773 for the three months ended March 31, 1996 and 1995, respectively. The difference between GAAP income and TRA income was due primarily to the treatment of loan discount accretion, loan commitment fee income, letters of credit income and provision for loan losses. GAAP requires that discounts on mortgage loan receivables be recognized as an adjustment to yield over the estimated life of the loan; for tax purposes the discount is recognized as income when received. GAAP requires that loan commitment fee income be recognized as income over the term of the related loans; for tax purposes the fees are recognized as income when received. GAAP requires that income received from letters of credit be recognized on a straight-line basis over the term of the letter of credit (typically one year); for tax purposes, this income is recognized as income when received. For GAAP purposes, a provision for loan losses is recognized when the net realizable value of the asset is less than the carrying value of the asset; for tax purposes, a provision for loan losses is allowed when the debt becomes worthless within the taxable year. TRA income is used in applying the REIT-qualifying test that requires 95% of taxable income to be paid out in dividends. (See Note 1 to Notes to Financial Statements).

- ---------------------------------

Cash provided by operations was $830,065 and $105,892 and dividends declared were $143,432 and $286,860 for the three months ended March 31, 1996 and 1995, respectively. Total dividends declared provided Stockholders with an annualized return of 0.90% and 1.80% for the three months ended March 31, 1996 and 1995, respectively.

During 1994, the Fund's Board of Directors approved a change in the structure of the Fund's Mortgage Loans to NTS/Virginia Development Company and NTS/Lake Forest II Residential Corporation (the "Affiliated Borrowers") from fixed rate mortgage loans bearing interest at 7.64% and 6.74%, respectively, to cash flow mortgage loans. Effective July 1, 1994, these Affiliated Borrowers began paying interest at an annualized rate equal to the greater of 17% of Gross Receipts from the sale of the underlying real estate (residential lots) which secures the mortgage or 4.42% of the average outstanding loan balance. Interest will be due and payable monthly as lots are sold. Any shortfall to meet the minimum rate of 4.42% will be due and payable December 31 of the calendar year. The Fund will no longer receive Regular Interest, Gross Receipts Interest or other fees previously charged. In February 1995, the Fund purchased a 50% interest in a $13 million first mortgage loan to the Orlando Lake Forest Joint Venture. The loan bears interest at the greater of 17% of Gross Receipts or 6.46% of the average outstanding loan balance. The average rate earned by the Fund for the three months ended March 31, 1996 and 1995 was approximately 4.74% and 4.46% of the average outstanding balances of the earning loans, respectively. The increase in interest income on mortgage loans receivable for the three months ended March 31, 1996 over the comparable period in 1995 is to an increase in the average outstanding balances of the earning loans.

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

Commitment fees paid at loan closings were amortized over the life of the loan using the interest method. Letter of credit fees are amortized over the term of the letter of credit. Fee income on mortgage loans and other financial services is the amount of commitment fees and letter of credit fees being amortized for the period. Fee income is comparable between periods.

In addition to Regular  Interest,  the Fund may  receive  Incentive  Interest in connection with Mortgage Loans made to Affiliated Borrowers secured by properties not held for sale in the ordinary course of the Affiliated Borrower's business; except that in certain cases the Fund may forego Incentive Interest in order to maintain compliance with REIT qualification requirements and may instead either seek additional Points or Regular Interest or will seek to obtain Gross Receipts Interest. The Fund does not anticipate receiving Incentive Interest and Gross Receipts Interest on the same Mortgage Loan. The amount of Incentive Interest which the Fund will receive from Affiliated Borrowers will be equal to a specified percentage of the "Increase in Value" of the underlying property securing the Mortgage Loan, which Increase in Value occurred during the period beginning from the date that the Mortgage Loan was funded and ending upon the repayment of the Mortgage Loan at maturity or upon the Sale or Refinancing of the underlying property excluding a sale or transfer to an Affiliate, so long as the Fund retains an interest in the property subsequent to the sale or transfer. No Incentive Interest has been included in revenues for either the three months ended March 31, 1996 or 1995.

- ---------------------------------

In the case of Residential or Commercial Land Development Loans and other loans secured by properties not held for investment, the Fund will ordinarily receive Gross Receipts Interest in lieu of receiving Incentive Interest. Gross Receipts Interest will generally be payable in connection with Mortgage Loans secured by properties which the Affiliated Borrower intends to develop for sale to customers in the ordinary course of business as compared with properties purchased or constructed and held for investment or for use in a trade or business. Gross Receipts Interest is intended to enable the Fund to share in the Gross Receipts which the Affiliated Borrower realizes from the sale of property which it has acquired, developed, marketed and sold with the assistance of a Mortgage Loan from the Fund. No Gross Receipts Interest has been included in revenues for either the three months ended March 31, 1996 or 1995 as none of the Fund's Mortgage Loans currently provide for Gross Receipts Interest.

The Fund's by-laws provide that annual operating expenses of the Fund may not exceed in any year the greater of (i) 2% of the Funds average invested assets during such year or (ii) 25% of the Fund's taxable income during such year. The Advisor must reimburse the Fund within 60 days after the end of the year the amount by which the aggregate annual Operating Expenses paid or incurred by the Fund exceed the foregoing limitations, unless the Board of Directors approves expenses in excess of such limitations. No reimbursement was required for either the three months ended March 31, 1996 or 1995 as operating expenses did not exceed the limit.

Operating expenses of the Fund include a Management Expense Allowance  (Advisory
Fee) of 1% of the Fund's Net Assets, per annum, which may be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. The Advisory Fee is paid to the Advisor (NTS Advisory Corporation) or its affiliate. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee has been reduced $25,000 for each of the three months ended March 31, 1996 and 1995. The net Advisory Fee for the three months ended March 31, 1996 and 1995 was $135,905 and $131,875, respectively. Increases and decreases in the Advisory Fee generally correspond directly to increases and decreases in the Fund's Net Assets.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings. The average interest rate paid by the Fund for the three months ended March 31, 1996 and 1995 was 9.08% and 9.89%, respectively.

Professional and administrative expenses include primarily directors' fees, legal, outside accounting and investor processing fees, and printing costs for financial reports. Expenses are comparable between years.

Income tax expense is the Fund's estimated liability for Federal, state, and local income taxes due on the amount of earnings which are in excess of dividends for the period.

The Fund has invested in Mortgage Loans totalling approximately $60,900,000 and $55,596,000 as of March 31, 1996 and 1995, respectively. Also, the Fund has invested in Temporary Investments totalling approximately $6,100,000 and $6,070,000 as of March 31, 1996 and 1995, respectively. The balance of funds were invested in short-term cash equivalents.

The Fund's investments at March 31, 1996 were as follows:

     A  Mortgage  Loan  to  NTS/Lake  Forest  II  Residential  Corporation,   an
     Affiliated Borrower, to fund the development of Lake Forest, a specified investment. The loan balance was $26,020,961 at March 31, 1996.

- ---------------------------------

     A  Mortgage  Loan  to  NTS/Virginia   Development  Company,  an  Affiliated
     Borrower, to fund the development of Fawn Lake, a specified investment. The loan balance was $28,430,946 at March 31, 1996.

     A Temporary Mortgage Loan to NTS/Virginia Development Company, an Affiliated Borrower, to fund the construction of the Fawn Lake Golf Course. The loan balance was $1,168,935 at March 31, 1996, which is net of unamortized deferred commitment fees of $15,000.

     A Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to fund the Orlando Lake Forest Loan, a specified investment. The loan balance was $6,341,869 at March 31, 1996, net of an unaccreted discount of $1,239,328.

     A Temporary Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to partially fund the Orlando Lake Forest Loan, a specified investment. Effective July 1, 1992, the Fund discontinued accruing interest income on the Temporary Mortgage Loan and classified the loan as non-earning. In addition, the Fund has established a loan loss reserve of $1,500,000 as of March 31, 1996 regarding this loan. The loan balance was $4,938,115 at March 31, 1996.

     A Phase-In Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to develop Orlando Lake Forest Section II, a specified investment. Effective July 1, 1992, the Fund discontinued accruing interest income on the Phase-In Mortgage Loan and classified the loan as non-earning. In addition, the Fund has established a loan loss reserve of $53,397 as of March 31, 1996 regarding this loan. The loan balance was $147,555 at March 31, 1996.

The Fund's investment of $26,020,961 in NTS/Lake Forest II Residential Corporation represents approximately 40% of the Fund's portfolio and the Fund's commitment of $28,000,000 represents approximately 42% of the Fund's portfolio. The Fund's investment of $28,430,946 in NTS/Virginia Development Company represents approximately 43% of the Fund's portfolio and the Fund's commitment of $30,000,000 represents approximately 45% of the Fund's portfolio. Both loans are current in their interest payments to the Fund. In addition, the Fund's Mortgage Loan to the Orlando Lake Forest Joint Venture and the Temporary Mortgage Loan to NTS/Virginia Development Company are current in their interest payments to the Fund.

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

- ---------------------------------

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

During the three months ended March 31, 1996, the Fund received repayment on three mortgage loans and one temporary investment in the aggregate principal amount of $1,008,945. Repayments on mortgage loans are generally equal to approximately 83% of the Gross Receipts received on lot sales less closing costs. The Fund made investments in three mortgage loans and one temporary investment in the aggregate principal amount of $2,806,672.

During the three months ended March 31, 1995, the Fund received repayment on four mortgage loans and one temporary investment in the aggregate principal amount of $1,796,626. The Fund made investments in three mortgage loans in the aggregate principal amount of $11,240,455.

During the three months ended March 31, 1996, the Fund borrowed $120,062 on a credit facility. The Fund repaid $295,000 of its borrowings using proceeds from loan repayments made by NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company.

During the three months ended March 31, 1995, the Fund borrowed $12,983,452 on its credit facilities. The Fund repaid $1,991,528 of its borrowings using proceeds from the new $13.8 million credit facility. The remaining $60,000 reduction in debt came primarily from loan repayments made by NTS/Lake Forest II Residential Corporation.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          In August 1992, Jeno Paulucci & Silver Lakes I, Inc., individually and d/b/a PR Partners (PR Partners) filed a complaint ("Original Complaint") against J. D. Nichols, NTS Corporation, NTS/Florida Residential Properties, Inc., Orlando Lake Forest, Inc. and Banc One Mortgage Corporation. The Original Complaint alleges, inter alia, mismanagement of the Orlando Lake Forest project by Orlando Lake Forest, Inc. as well as conspiracy among the defendants against PR Partners and its principals. The Original Complaint requested unspecified damages and declaratory and injunctive relief against the defendants. The Fund was not named as a defendant in the Original Complaint. In July 1994, the plaintiffs filed an amended complaint ("Amended Complaint") adding NTS/Residential Properties, Inc. - Florida, Lake Forest Realty, Inc. and the Fund as defendants, and have amended the Complaint twice more in response to rulings by the trial judge requiring clarification  of certain claims asserted by the  plaintiffs.  The case is in the early discovery phase, and certain of the defendants have answered the Complaint and asserted counterclaims against the plaintiffs, including a claim that PR Partners has breached its fiduciary duty. An amended complaint is now due from the plaintiffs in response to the trial court's ruling on the latest Motions to Dismiss filed by Lake Forest Realty, Inc., the Fund and Banc One Mortgage Corporation. Given the procedural posture of the case, and that discovery is continuing, an outcome to this litigation cannot be predicted at present. Mr. J. D. Nichols and the principals of the defendants have indicated that the suit will be vigorously defended, and that counterclaims will be vigorously prosecuted against the plaintiffs. Management believes that this lawsuit will have no material effect on the Fund's operations or financial condition.

Item 2.   Changes in Securities
          ---------------------

          None

Item 3.   Defaults upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits:

          Exhibit Number       Description
          --------------       -----------

               99 Additional Exhibits - Pages from the Fund's Prospectus which have been specifically incorporated by reference and copies of which are attached hereto which includes pages 75 to 81.

          (b)    Reports on Form 8-K

                 The Fund's report on Form 8-K, Item 5, dated March 19, 1996 disclosing the appointment of Richard L. Good and Gerald B. Thomas as members of the Fund's Board of Directors.

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



Date:      May 14, 1996