Form 10-Q
period 1996-09-30
NTS MORTGAGE INCOME FUND
filed 1996-11-14
CIK 841942

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1996
                               -----------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________  to _________________________

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

                                                     YES  X         NO

As of November 1, 1996 there were approximately 3,187,000 shares of common stock outstanding.

                                TABLE OF CONTENTS


                                                                      Pages

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1996 and
              December 31, 1995                                         3

            Statements of Income
              For the three and nine months ended                       4
              September 30, 1996 and 1995

            Statement of Stockholders' Equity
              For the nine months ended September 30, 1996              5

            Statements of Cash Flows
              For the nine months ended                                 6
              September 30, 1996 and 1995

            Notes To Financial Statements                            7-15


Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    16-26


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                          27
Item 2.     Changes in Securities                                      27
Item 3.     Defaults upon Senior Securities                            27
Item 4.     Submission of Matters to a Vote of Security Holders        27
Item 5.     Other Information                                          27
Item 6.     Exhibits and Reports on Form 8-K                           27


Signatures                                                             28

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                             NTS MORTGAGE INCOME FUND

                                                  BALANCE SHEETS

                                                              As of                    As of
                                                       September 30, 1996       December 31, 1995*
                                                      -------------------       -------------------

ASSETS

Affiliated mortgage loans receivable:
 Earning loans                                       $        63,387,783       $        60,083,323
 Non-earning loans                                             4,293,727                 5,125,780
                                                     -------------------       -------------------

                                                              67,681,510                65,209,103
 Less reserves for loan losses                                 1,553,397                 1,553,397
                                                     -------------------       -------------------

  Net affiliated mortgage loans
  receivable                                                  66,128,113                63,655,706

Cash and equivalents                                             516,129                   535,687
Interest receivable - affiliates                               1,207,797                 1,142,021
Other assets                                                     227,301                   178,219
                                                     -------------------       -------------------

  Total assets                                       $        68,079,340       $        65,511,633
                                                     ===================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                $           248,183       $           179,307
Dividends payable                                                143,432                    38,248
Notes payable - affiliates (Note 5)                            3,763,617                 1,885,000
Notes payable                                                 14,457,232                14,149,873
Deferred revenues                                                    413                     3,127
                                                     -------------------       -------------------

  Total liabilities                                           18,612,877                16,255,555
                                                     -------------------       -------------------

Commitments and contingencies

Stockholders' equity:
 Common stock, $0.001 par value,
 6,000,000 shares authorized;
 3,187,333 shares issued and
 outstanding                                         $             3,187       $             3,187
 Additional paid-in-capital                                   54,163,397                54,163,397
 Distributions in excess of net income                        (4,700,121)               (4,910,506)
                                                     -------------------       -------------------

Total stockholders' equity                                    49,466,463                49,256,078
                                                     -------------------       -------------------

Total liabilities and stockholders'
 equity                                              $        68,079,340       $        65,511,633
                                                     ===================       ===================

The accompanying notes are an integral part of these financial statements.

* Reference is made to the Fund's audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on April 1, 1996.



                            NTS MORTGAGE INCOME FUND

                              STATEMENTS OF INCOME

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                                                         Three Months Ended                       Nine Months Ended
                                                            September 30,                           September 30,
                                               --------------------------------------- --------------------------------------

                                                      1996                 1995                1996               1995
                                               -------------------  ------------------ -------------------- -----------------

REVENUES:
    Interest income on affiliated
      mortgage loans receivable                $           830,918  $          731,037 $          2,422,573 $       2,105,742
    Fee income on affiliated mortgage
      loans and other financial services                     5,389               5,166               19,623            10,044
    Interest income on cash equivalents
      and miscellaneous income                               7,476               5,238               17,722            17,701
                                               -------------------  ------------------ -------------------- -----------------

                                                           843,783             741,441            2,459,918         2,133,487
                                               -------------------  ------------------ -------------------- -----------------

EXPENSES:
 Advisory fee (Note 5)                                     136,351             132,670              408,426           396,472
 Interest expense                                          337,155             332,719            1,005,004           893,772
 Interest expense - affiliates                              91,293                  --              176,141                --
 Professional and administrative                            55,488              37,426              149,414           112,619
 Other taxes and licenses                                    6,975               6,515               20,665            18,990
 Amortization expense                                       18,012              13,000               54,038            39,000
                                               -------------------  ------------------ -------------------- -----------------

                                                           645,274             522,330            1,813,688         1,460,853
                                               -------------------  ------------------ -------------------- -----------------

Income before income tax expense                           198,509             219,111              646,230           672,634

 Income tax expense                                         (1,850)             (2,500)              (5,550)           (7,500)
                                               -------------------  ------------------ -------------------- -----------------

Net income                                     $           196,659  $          216,611 $            640,680 $         665,134
                                               ===================  ================== ==================== =================

Net income per share of common stock           $              0.06  $             0.07 $               0.20 $            0.21
                                               ===================  ================== ==================== =================

Weighted average number of shares                        3,187,333           3,187,333            3,187,333         3,187,333
                                               ===================  ================== ==================== =================


The accompanying notes are an integral part of these financial statements.



                            NTS MORTGAGE INCOME FUND

                        STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996



                                      Common            Common            Additional           Distributions
                                       Stock            Stock              Paid-in-             in Excess of
                                      Shares            Amount              Capital              Net Income                Total
                                 ----------------- ----------------  -----------------     -------------------     -----------------
Stockholders' equity
 December 31, 1995                       3,187,333 $          3,187  $     54,163,397      $     (4,910,506)       $     49,256,078

Net income                              --                --                  --                     640,680                640,680

Dividends declared                      --                --                  --                    (430,295)              (430,295)
                                 ----------------- ----------------  -----------------      ------------------      ----------------

Stockholders' equity
 September 30, 1996                      3,187,333 $          3,187  $      54,163,397     $      (4,700,121)      $     49,466,463
                                 ================= ================  =================     ==================      =================

The accompanying notes are an integral part of these financial statements.




                            NTS MORTGAGE INCOME FUND

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                                                                                           1996                     1995
                                                                                  ----------------------   ----------------------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
   Net income                                                                     $              640,680   $              665,134
   Adjustments to reconcile net income to net cash
    provided by operating activities:
   Accretion of discount on affiliated mortgage loans                                           (110,783)                 (88,850)
     receivable
   Amortization expense                                                                           54,038                   39,000
   Changes in assets and liabilities:
      Interest receivable - affiliates                                                           (65,776)                (557,807)
      Other assets                                                                               (32,295)                  (7,000)
      Accounts payable and accrued expenses                                                       68,876                  (18,266)
      Deferred commitment fees                                                                   (15,000)                      --
      Deferred revenues                                                                           (2,714)                   1,709
                                                                                  ----------------------   ----------------------

      Net cash provided by operating activities                                                  537,026                   33,920

                                                                                  ----------------------   ----------------------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
   Principal collections on affiliated mortgage loans                             $            5,954,633   $            5,972,911
    receivable
   Investment in affiliated mortgage loans receivable                                         (8,301,257)             (17,164,627)
                                                                                  ----------------------   ----------------------

   Net cash used for investing activities                                                     (2,346,624)             (11,191,716)
                                                                                  ----------------------   ----------------------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
   Proceeds from notes payable - affiliates                                       $            2,333,073   $             750,000
   Payments on notes payable - affiliates                                                       (454,456)                     --
   Proceeds from notes payable                                                                 1,335,618               14,068,000
   Payments on notes payable                                                                  (1,028,259)              (2,528,528)
   Dividends paid                                                                               (325,111)                (637,467)
   Other assets                                                                                  (70,825)                (210,219)
                                                                                  ----------------------   ----------------------

   Net cash provided by financing activities                                                   1,790,040               11,441,786
                                                                                  ----------------------   ----------------------

   Net increase (decrease) in cash and equivalents                                $              (19,558)  $              283,990

CASH AND EQUIVALENTS, beginning of period                                                        535,687                  308,155
                                                                                  ----------------------   ----------------------

CASH AND EQUIVALENTS, end of period                                               $              516,129   $              592,145
                                                                                  ======================   ======================


The accompanying notes are an integral part of these financial statements.

                            NTS MORTGAGE INCOME FUND
                          NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Fund's 1995 Annual Report on Form 10-K. In the opinion of the Fund's management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the nine months ended September 30, 1996 and 1995.

1.       Income Taxes

         The Fund has elected and is qualified to be treated as a REIT under Internal Revenue Code Sections 856-860. In order to qualify, the Fund is required to distribute at least 95% of its taxable income to Stockholders and meet certain other requirements. The Fund intends to continue to qualify as a REIT for Federal income tax purposes.

         A reconciliation of net income for financial statement purposes versus that for income tax reporting for the nine months ended September 30, 1996 is as follows:


Net income (GAAP)                               $          640,680
Accretion of note discount                                (110,783)
Federal income tax expense                                   3,750
Letters of credit income                                    (2,715)
Loan commitment fee income                                 (15,000)
                                                ------------------
Taxable income before dividends paid
 deduction                                      $          515,932
                                                ==================

Dividends declared                              $          430,295
                                                ==================

Distribution percentage                                83%
                                                ==================

2.       Reserves for Loan Losses

         Reserves for loan losses are based on management's evaluation of the borrower's ability to meet its obligation as well as current and future economic conditions. Reserves are based on estimates and ultimate losses could differ materially from the amounts assumed in arriving at the reserve for possible loan losses reported in the financial statements. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known. On a regular basis, management reviews each mortgage loan in the Fund's portfolio including an assessment of the recoverability of the individual mortgage loans. As of September 30, 1996, the Fund has a loan loss reserve regarding the $3,000,000 Phase-In Mortgage Loan to the Orlando Lake Forest Joint Venture (with an outstanding balance of $100,712 as of September 30,
         1996) amounting to $53,397 and a loan loss reserve regarding the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture (with an outstanding balance of $4,193,015 as of September 30, 1996) amounting to $1,500,000.



3.       Affiliated Mortgage Loans Receivable, net

         The following tables outline the Fund's mortgage loan portfolio at September 30, 1996. There is currently no readily determinable market value for the portfolio given its unique and affiliated nature.


                                                   Property Pledged                     Interest          Maturity
     Borrower                                       as Collateral                         Rate              Date

1) Earning Loans:

Temporary Mortgage
Loan:

NTS/Virginia                       First mortgage on approximately                   Prime           11/30/96
Development Company                187 acres of residential land                     + 3/4%
                                   and    improvements    thereon   located   in
                                   Fredericksburg,  Virginia,  known as the Fawn
                                   Lake Golf Course;  NTS  Guaranty  Corporation
                                   guarantees the loan
Mortgage Loans:
NTS/Virginia                       First mortgage on approximately                   17% of          07/01/97
Development Company                2,215 acres of residential land                   Gross
                                   and improvements thereon                          Receipts
                                   located in Fredericksburg,                        (a)
                                   Virginia, known as Fawn Lake

NTS/Lake Forest                    First mortgage on approximately                   17% of          07/01/97
II Residential                     540 acres of residential land                     Gross
Corporation                        in Louisville, Kentucky, known                    Receipts
                                   as Lake Forest                                    (a)

Orlando Lake                       First mortgage on approximately                   17% of          01/31/98
Forest Joint                       408 acres of residential land                     Gross
Venture                            in Orlando, Florida known as                      Receipts
                                   Orlando Lake Forest                               (b)


(a) These Mortgage Loans are paying interest at the greater of 17% of Gross Receipts or 4.42% of the average outstanding loan balance.
(b) This Mortgage Loan pays interest at the greater of 17% of Gross Receipts or 6.46% of the average outstanding loan balance.




3.  Affiliated Mortgage Loans Receivable, net - Continued


                                         Total                                   Balance                              Interest
                                        Senior                               Outstanding         Commitment         Receivable
                                      Liens At          Face Amount                   At               Fees                 At
               Borrower               09/30/96          At 09/30/96          09/30/96(c)          Received           09/30/96

1) Earning
Loans:

Temporary
Mortgage Loan:

NTS/Virginia                        $1,994,232         $  2,000,000         $  1,989,231         $   20,000         $   30,412
Development
Company

Mortgage Loans:

NTS/Virginia                           162,195           30,000,000           28,673,138            200,000            556,719
Development                                (d)                  (f)
Company

NTS/Lake Forest                      3,590,424           28,000,000           25,647,343            250,000            498,699
II Residential                             (e)                  (g)
Corporation

Orlando Lake                                --           14,000,000            7,078,071                 --            121,967
Forest Joint                                                    (h)                  (i)
Venture
                                                        -----------          -----------          ---------         ----------
Total Earning
Loans                                                   $74,000,000          $63,387,783          $ 470,000         $1,207,797
                                                        ===========          ===========          =========         ==========


     (c) The carrying amount of the mortgage loans receivable at September 30, 1996 is net of any unamortized commitment fees.
     (d) Senior lien applies to approximately 31 acres securing the first mortgage which are subordinated to an unaffiliated lender.
     (e) Senior liens apply to approximately 180 acres securing the first mortgage which are subordinated to unaffiliated lenders.
     (f) NTS Guaranty Corporation guarantees up to $2 million of outstanding debt exceeding $18 million.
     (g) NTS Guaranty Corporation guarantees up to $2,416,500 of outstanding debt exceeding $22 million.
     (h) An Affiliate of the Fund's Sponsor participates with the Fund regarding this Mortgage Loan. As of September 30, 1996, the Fund's ownership percentage was approximately 63%.
     (i) The carrying amount of this Affiliated Mortgage Loan is net of an unaccreted discount of approximately $1,165,096.




3.   Affiliated Mortgage Loans Receivable, net - Continued


                                                     Property Pledged                     Interest          Maturity
     Borrower                                         as Collateral                         Rate              Date

2) Non-Earning Loans:
Temporary Mortgage
Loan:

Orlando Lake                         Pledge by both general partners                   Prime            Demand
Forest Joint                         of their partnership interests                    + 2%
Venture                              in Orlando Lake Forest Joint                       (j)
                                     Venture  located  in  Orlando,  Florida;  a
                                     pledge of 390  shares of the Class A common
                                     stock in NTS/Virginia  Development Company;
                                     NTS  Guaranty  Corporation  guarantees  the
                                     loan
Mortgage Loan:
Orlando Lake                         First mortgage on approximately                   Prime            Demand
Forest Joint                         1 acre of residential land                        + 2%
Venture                              located in Orlando, Florida                        (j)
                                     known as Orlando Lake Forest
                                     Joint Venture

  (j)The Orlando Lake Forest Joint Venture has entered into a forbearance agreement with the Fund whereby, effective April 1, 1995, no interest will be due on these loans through January 31, 1998.



3.   Affiliated Mortgage Loans Receivable, net - Continued


                                          Total                                   Balance                              Interest
                                         Senior                               Outstanding         Commitment         Receivable
                                       Liens At          Face Amount                   At               Fees                 At
               Borrower                09/30/96          At 09/30/96           09/30/96            Received           09/30/96
2) Non-Earning
Loans:

Temporary
Mortgage Loan:


Orlando Lake                        $13,176,111          $ 7,818,000          $ 4,193,015          $ 150,000        $   --
Forest Joint                                (k)                  (l)                  (m)                               (o)
Venture

Mortgage Loan:

Orlando Lake                                 --            3,000,000              100,712             30,000            --
Forest Joint                                                                          (n)                               (o)
Venture
                                                         -----------          -----------          ---------         -----
Total Non-
Earning Loans                                            $10,818,000          $ 4,293,727          $ 180,000         $  --
                                                         ===========          ===========          =========         ===



   (k) Total senior liens include a $100,712 mortgage loan with the Fund and a senior lien totalling $13,075,399 in which the Fund owns a 63% interest.
   (l) NTS/Virginia Development Company (Fawn Lake) and NTS/Lake Forest II Residential Corporation (Lake Forest) participate with the Fund regarding this Temporary Mortgage Loan. Their percentage ownership as of September 30, 1996 is 16.678 and 18.071%, respectively.
   (m) The Fund's financial statements reflect a $1,500,000 loan loss reserve regarding this loan as of September 30, 1996. No change was made to the reserve during the nine months ended September 30, 1996.
   (n) The Fund's financial statements reflect a $53,397 loan loss reserve regarding this loan as of September 30, 1996. No change was made to the reserve during the nine months ended September 30, 1996.
   (o) The Fund has discontinued accruing interest from the Temporary Mortgage Loan and the Phase-In Mortgage Loan to the Orlando Lake Forest Joint Venture until the interest payment is received. Approximately $1,827,000 of interest remains due to the Fund on these loans but is not accrued in the Fund's financial statements.

4.    Notes Payable

      Notes payable consist of the following:

                                                  September 30,     December 31,
                                                     1996             1995
                                                ---------------  ---------------
      Note payable to a bank in the amount
      of $13,800,000 bearing interest at the
      Prime Rate plus 1%, payable monthly, due
      December 27, 1997, secured by a
      collateral assignment of the Fund's
      mortgages on Lake Forest and Fawn Lake,
      guaranteed by Mr. J. D. Nichols,
      Chairman of the Board of the Fund's
      Sponsor                                     $12,463,000       $13,086,000

      Note payable to a bank in the amount of
      $2,000,000, bearing interest at the
      Prime Rate plus 3/4%,  payable
      quarterly, due November 30, 1996,
      secured by approximately 187 acres
      of residential land and improvements
      thereon,  known as the Fawn Lake
      Golf Course                                   1,994,232         1,063,873
                                                   ----------        ----------

                                                  $14,457,232       $14,149,873
                                                   ==========        ==========

      The Prime Rate was 8 1/4% and 8 1/2% at September 30, 1996 and December 31, 1995, respectively.

      Based on the borrowing rates currently available to the Fund for bank loans with similar terms and average maturities, the fair value of the above debt instruments approximates the carrying value.

5.    Related Party Transactions

      As of September 30, 1996, the Sponsor (NTS Corporation) or an Affiliate owned approximately 96,468 Shares of the Fund.

      Pursuant to the  Advisory  Agreement,  the Fund will pay the Advisor  (NTS
      Advisory Corporation) a Management Expense Allowance (Advisory Fee) relating to services performed for the Fund in an amount equal to 1% of the Fund's Net Assets, per annum, which may be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee has been reduced $75,000 for each of the nine months ended September 30, 1996 and 1995. The net Advisory Fee for the nine months ended September 30, 1996 and 1995 was $408,426 and $396,472, respectively.

      The Fund has received advances from Affiliates of the Fund's Sponsor net of repayments totalling $3,763,617 as of September 30, 1996. The advances bear interest at the Prime Rate and mature as follows: $2,446,000 on March 31, 1999 and $1,317,617 is due on demand. Interest expense to the Affiliates was $176,141 for the nine months ended September 30, 1996. No interest was charged by the Affiliates for the nine months ended September 30, 1995.

      On February 17, 1995, the Fund purchased from an unaffiliated bank an interest in a $13 million first mortgage (with an outstanding balance of $9,664,465 as of February 17, 1995) to the Orlando Lake Forest Joint

      Venture. An Affiliate of the Sponsor owns the remaining interest via a participation agreement. The initial ownership percentages were 50% to the Fund and 50% to the Affiliate, however, the percentage ownership will fluctuate as additional principal is advanced to the Joint Venture by the Fund. Ownership percentages will be determined in accordance with the ratio of each participant's share of the outstanding loan balance to the total outstanding loan balance. As of September 30, 1996, the outstanding balance on the first mortgage was $13,075,399, and the Fund's ownership percentage was approximately 63%.

      In 1993, Fawn Lake and Lake Forest entered into a participation agreement with the Fund whereby they were each assigned an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture. The percentage ownership as of September 30, 1996 was 16.678% to Fawn Lake and 18.071% to Lake Forest.

6.    Guaranties to the Fund

      NTS Guaranty Corporation (the Guarantor), an Affiliate of the Fund's Sponsor, has agreed to provide the following guaranties to the Fund:

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

7.    Commitments and Contingencies

      The Fund has commitments to extend credit made in the normal course of business that are not reflected in the financial statements. At September 30, 1996, the Fund had outstanding funding commitments under standby letters of credit or surety bonds aggregating $571,597: Orlando Lake Forest Joint Venture $91,921; NTS/Virginia Development Co. $479,676. These outstanding funding commitments are part of the maximum funding amount of the mortgage loans. Committed undisbursed loans were approximately $4.6 million at September 30, 1996.

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


                                       September 30,          December 31,
                                           1996                   1995
                                   --------------------  --------------------

Cash                               $                100  $                100
                                   ====================  ====================

Common stock and paid-in-capital   $         10,000,100  $         10,000,100
Note receivable from stockholder            (10,000,000)          (10,000,000)
                                   --------------------  --------------------

Equity                             $                100  $                100
                                   ====================  ====================

      The Fund has invested in various temporary investments and mortgage loans (see Note 3). The following presents condensed financial information with respect to Affiliated Borrowers whose loan balance as of September 30, 1996 represents a substantial concentration of the Fund's assets.


NTS/Lake Forest II Residential Corporation
                                     September 30,            December 31,
                                          1996                   1995
                                   ----------------        --------------
Balance Sheets
 Notes receivable                  $        827,675        $    1,677,064
 Inventory                               28,886,275            25,783,989
 Other, net                               2,971,367             4,508,888
                                   ----------------        --------------
 Total assets                      $     32,685,317        $   31,969,941
                                   ================        ==============

 Notes payable                     $     30,608,031        $   28,628,987
 Other liabilities,net                    1,561,283             2,589,235
 Equity                                     516,003               751,719
                                   ----------------        --------------
 Total liabilities and
  equity                           $     32,685,317        $   31,969,941
                                   ================        ==============



                              Three Months Ended            Nine Months Ended
                                September 30,                 September 30,
                               1996            1995          1996        1995
                             ---------    ------------  -----------  ----------
Statements of Operations
      Lot sales             $ 866,811      $  966,039   $2,259,257  $ 3,201,208
      Cost of sales          (654,006)       (702,632)  (1,677,647)  (2,338,150)
      Provision of loan
        losses                     --              --           --     (465,932)
      Other income
        (expense), net       (305,623)       (170,919)    (817,326)    (779,743)
                            -----------    -----------  ------------  ----------
      Net income (loss)     $ (92,818)     $   92,488  $  (235,716)  $ (382,617)
                            ===========   ===========  ============   =========

NTS/Virginia Development
Company
                                   September 30,              December 31,
                                        1996                       1995
                                 ----------------           ---------------
Balance Sheets
      Notes receivable           $      4,189,494           $     5,215,716
      Inventory                        32,188,770                30,812,235
      Other, net                        1,417,979                 1,493,363
                                 ----------------           ---------------
      Total assets               $     37,796,243           $    37,521,314
                                 ================           ===============

      Notes payable              $     34,975,579           $    34,369,132
      Other liabilities, net            2,045,010                 2,175,663
      Equity                              775,654                   976,519
                                 ----------------           ---------------
      Total liabilities
        and equity               $     37,796,243           $    37,521,314
                                 ================          ================


                               Three Months Ended          Nine Months Ended
                                  September 30,              September 30,
                                1996         1995         1996           1995
                            ------------ ------------ ------------   ----------
Statements of Operations
      Lot sales             $ 1,207,039  $ 1,205,841  $  2,461,754   $2,344,899
      Cost of sales            (760,853)    (741,805)   (1,547,967)  (1,462,680)
      Provision for loan
        losses                       --          --             --     (406,739)
      Other income
        (expense), net         (400,325)    (269,843)   (1,114,652)    (595,042)
                            ------------ ------------ -------------- -----------
$     Net income (loss)     $    45,861  $   194,193  $  (200,865)   $ (119,562)
                            ============ ============ ============== ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
         of Operations
         -------------

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

Liquidity and Capital Resources
-------------------------------

The Fund's objectives are to make investments which will: (i) preserve and protect the Fund's capital, (ii) provide for distributions to Stockholders, and
(iii) increase the value of the Fund's net assets and its shares of common stock through receipt of Incentive Interest or Gross Receipts Interest.

The Fund's primary investment strategy is to make investments in Mortgage Loans. As of September 30, 1996, the Fund had commitments outstanding for Mortgage Loans aggregating $67,300,000 of which approximately $61,500,000 had been funded. The balance of these commitments will be drawn over a period of years in a series of advances as the borrowers develop the projects. Also, the Fund has invested in Temporary Investments totalling approximately $6,200,000 as of September 30, 1996. Reference is made to Note 3 of the Notes to Financial Statements for further information regarding the Fund's investments as of September 30, 1996.

The Orlando Lake Forest Project (the "Orlando Project") is a single-family residential community owned by the Orlando Lake Forest Joint Venture, an Affiliated Borrower. Until August 30, 1995, the partners of the Joint Venture were Orlando Lake Forest, Inc., an affiliate of the Fund's Advisor, and PR Partners, an unaffiliated third party. On August 30, 1995, the interests of PR Partners in the Joint Venture were acquired by NTS/Orlando Development Company, an affiliate of the Fund's Advisor, due to the failure of PR Partners to make required capital contributions to the Joint Venture. PR Partners continues to dispute the efficacy of this transfer. The Orlando Project is encumbered by the following loans.

     The Orlando Project is encumbered by a loan in the amount of $14,000,000 (with an outstanding balance of $13,075,399 as of September 30, 1996) from the Fund and an Affiliate of the Fund's Sponsor. The loan is secured by a second mortgage on Section II of the Project and a first mortgage on the balance of the Project, approximately 408 acres of residential land and improvements thereon located in Orlando, Florida. On February 17, 1995, an agreement was reached with the bank which had previously held a partial interest in the first mortgage on the majority of the Orlando Project. As a result of negotiations between the Fund and the unaffiliated bank, the bank sold its interest in the loan to the Fund at a substantial discount. The Fund and the Affiliate of the Fund's Sponsor, which holds the remaining interest in the first mortgage, entered into a participation agreement (the Master Loan Participation Agreement) whereby the Fund and the Affiliate will own a proportionate share of the $13 million first mortgage. The initial ownership percentages were 50% to the Fund and 50% to the Affiliate, however, the percentage ownership will fluctuate as additional principal is advanced to the Orlando Project by the Fund and as principal payments are received. Ownership percentage will be determined in accordance withthe ratio of each participant's share of the outstanding loan balance to the total outstanding

-------------------------------------------

     loan balance. As of September 30, 1996, the Fund's ownership percentage was approximately 63%. Upon the Fund's purchase of an interest in the loan, it was converted to a cash flow mortgage loan which bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 6.46% of the average outstanding loan balance and matures January 31, 1998. The Fund's share of the loan balance was $7,078,071, as of September 30, 1996, which is net of an unaccreted discount of $1,165,096.

     The Orlando Project is encumbered by the Phase-In Mortgage Loan from the Fund in the amount of $3,000,000 (with an outstanding balance of $100,712 as of September 30, 1996) to the Orlando Lake Forest Joint Venture for the development of Section II of the Project (the "Phase-In Mortgage Loan"). The loan is secured by a first mortgage on approximately 1 acre of residential land located in Orlando, Florida. The Phase-In Mortgage Loan is classified as non-earning and is on a demand basis.

     The Orlando Project is encumbered by a Temporary Mortgage Loan in the amount of $7,818,000 (with an overall outstanding balance by the Orlando Project of $6,425,935 as of September 30, 1996) to partially fund the Orlando Lake Forest Project. The loan is secured by the partnership interests of both general partners in the Orlando Lake Forest Joint Venture and 390 shares of the Class A common stock of NTS/Virginia Development
     Company (Fawn Lake). The Temporary Mortgage Loan is classified as non-earning and is on a demand basis. The Principal balance outstanding of the Temporary Mortgage Loan is guaranteed by NTS Guaranty Corporation pursuant to the Fund's Junior Mortgage Loan Guaranty. In October 1993, Fawn Lake and NTS/Lake Forest II Residential Corporation (Lake Forest) entered into a participation agreement with the Fund (the Temporary Mortgage Loan Participation Agreement) whereby they were each assigned an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture in consideration for reducing the amount of Supplemental Interest credit then due to them by the Fund. As of September 30, 1996, the interest assigned to Fawn Lake and Lake Forest was 16.678% and 18.071%, respectively. The Fund's ownership percentage was 65.251% and the Fund's share of the loan balance was $4,193,015 at September 30, 1996.

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

-------------------------------------------

     support the collectability of the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture.

     The Fund discontinued the recognition of interest income from the $3,000,000 Phase-In Mortgage Loan and the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture beginning July 1, 1992, until the principal and interest have been received. The Fund intends to pursue collection of all amounts due. The Fund has entered into a forbearance agreement with the Orlando Lake Forest Joint Venture whereby, effective April 1, 1995, no interest will be due on these loans through January 31, 1998. The Fund will reevaluate the status of the Orlando Project at that time to determine what, if any, additional courses of action to pursue and whether to extend the forbearance of interest. As of September 30, 1996, approximately $1,827,000 of interest remains due the Fund on these loans.

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

     In September of 1995, the Fund's Board of Directors approved a change to the terms of the Master Loan Participation Agreement and the Temporary Mortgage Loan Participation Agreement. Effective April 1, 1995, the Affiliate of the Fund's Sponsor agreed that the Fund may retain all payments of principal which the Affiliate would be entitled to receive on the $13 million Mortgage Loan. The Fund is applying such sums as payment by the Orlando Lake Forest Joint Venture of the Fund's share of the principal balance outstanding on the Temporary Mortgage Loan. This will continue until such time as the Fund's share of the outstanding principal of the Temporary Mortgage Loan has been repaid in full. As of September 30, 1996, the Fund has received $1,327,109 which was applied to the principal balance outstanding on the Temporary Mortgage Loan via this agreement.

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

-------------------------------------------

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

The  Fawn  Lake  project  is a  single-family  residential  community  owned  by
NTS/Virginia   Development  Company,  an  Affiliated  Borrower.   Fawn  Lake  is
encumbered by the following notes:

     A note payable in the amount of $540,000 (with an outstanding balance of $162,195 as of September 30, 1996) from an unaffiliated lender which is secured by a first mortgage on 20 residential lots (approximately 31 acres of residential land and improvements thereon). The purpose of the loan is to provide construction financing to develop approximately 44 lots of the Fawn Lake project (24 of which have been sold and released from the mortgage). The Fund's Board of Directors agreed to subordinate the Fund's Mortgage Loan regarding the 44 lots until the unaffiliated lender note is paid in full. The note bears interest at the Prime Rate plus 1%, payable monthly, and matures September 15, 1996. An extension is being negotiated.

     A Mortgage Loan from the Fund in the amount of $30,000,000 (with an outstanding balance of $28,673,138 as of September 30, 1996) to fund the development of the Fawn Lake project, a specified investment. The loan is secured by a first mortgage on approximately 2,215 acres of residential land and improvements thereon located in Fredericksburg, Virginia. The Fund has subordinated its first mortgage on approximately 31 acres regarding the loan discussed above. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 4.42% of the average outstanding loan balance and matures July 1, 1997.

     A Temporary Mortgage Loan from the Fund in the amount of $2,000,000 (with an outstanding balance of $1,989,231 as of September 30, 1996) to fund the construction of the Fawn Lake Golf Course. The loan bears interest at the Prime Rate plus 3/4%, payable quarterly and matures November 30, 1996. The loan is secured by a first mortgage on approximately 187 acres of residential land and improvements thereon. The Principal balance outstanding of the Temporary Mortgage Loan is guaranteed by NTS Guaranty Corporation pursuant to the Fund's Junior Mortgage Loan Guaranty. The Fund's Board of Directors has not taken a position or made plans concerning this loan maturity date.

-------------------------------------------

The Lake Forest project is a single-family residential community owned by NTS/Lake Forest II Residential Corporation, an Affiliated Borrower. Lake Forest is encumbered by the following notes:

     A note payable with an unaffiliated lender in the amount of $875,000 (with an outstanding balance of $58,058 as of September 30, 1996) which is secured by a first mortgage on 10 residential lots (approximately 4 acres of residential land and improvements thereon). The purpose of the loan is to provide construction financing to develop 25 lots in the Lake Forest project (15 of which have been sold and released from the mortgage). The Fund has subordinated its Mortgage Loan regarding the 25 lots until the unaffiliated lender note is paid in full. The note bears interest at the Prime Rate plus 1%, payable monthly, and matures November 24, 1996.

     A note payable with an unaffiliated bank in the amount of $4,965,000 (with an outstanding balance of $3,532,366 as of September 30, 1996) which is secured by a first mortgage on the Lake Forest Country Club golf course (approximately 176 acres of residential land and improvements thereon). The purpose of the loan is to provide construction financing to construct a clubhouse building for the Country Club. The Fund has subordinated its Mortgage Loan regarding the 176 acres until the unaffiliated bank note is paid in full. The note bears interest at the Prime Rate plus 1%, payable monthly, and matures January 1, 2000.

     A Mortgage Loan from the Fund in the amount of $28,000,000 (with an outstanding balance of $25,647,343 as of September 30, 1996) to fund the development of the Lake Forest project, a specified investment. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 4.42% of the average outstanding loan balance and matures July 1, 1997. The loan is secured by a first mortgage on approximately 547 acres of residential land and improvements thereon located in Louisville, Kentucky of which approximately 180 acres have been subordinated regarding the loans discussed above.

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

-------------------------------------------

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

On September 27, 1996, the Fund's Board of Directors approved an increase in the loan commitment amount to Orlando Lake Forest from $13,000,000 to $14,000,000. The purpose of the increase is to pay ongoing development costs.

On January 24, 1992, the Fund entered into a loan agreement with an unaffiliated bank providing for a credit facility of up to $2.8 million secured by a collateral assignment of the Fund's mortgage to Lake Forest. On August 3, 1993, the credit limit was raised to $4 million. The loan was paid in full on January 10, 1995.

On January 10, 1995, the Fund entered into a loan agreement with an unaffiliated bank proving for a credit facility of up to $13.8 million secured by a collateral assignment of the Fund's mortgages to Lake Forest and Fawn Lake. The purpose of the loan was to refinance the Fund's then existing credit facility, increase the Fund's investment portfolio and provide additional operating capital for the Fund. The loan bears interest at the Prime Rate plus 1%, payable monthly and matures December 27, 1997. The Fund made principal payments on the loan equal to $12,000 per lot from lot sales at Lake Forest and $1,000 per lot from lot sales at Fawn Lake during 1995. The Fund is making principal payments on the loan equal to $13,500 per lot from lot sales at Lake Forest and $1,000 per lot from lot sales at Fawn Lake during 1996. The loan is guaranteed by Mr.
J. D. Nichols, Chairman of the Board of the Fund's Sponsor. The loan balance was $12,463,000 at September 30, 1996.

In the fourth quarter of 1995, the Fund entered into a loan agreement with an unaffiliated bank for $2,000,000 secured by a collateral assignment of the Fund's mortgage to Fawn Lake regarding approximately 187 acres of residential land and improvements known as the Fawn Lake Golf Course. The purpose of the loan is to fund the remaining construction of the Fawn Lake Golf Course. The loan bears interest at the Prime Rate plus 3/4%, payable quarterly and matures November 30, 1996. The Fund is currently negotiating with the bank regarding a two year extension of this loan. The loan balance was $1,994,232 at September 30, 1996.

The Fund has received advances from Affiliates of the Fund's Sponsor net of repayments totalling $3,763,617 as of September 30, 1996. The advances had been at various rates averaging approximately 5.75% and matured April 15, 1996. On April 15, 1996, the interest rate on all borrowings from Affiliates of the Fund's Sponsor increased to the Prime Rate. The maturity date on $2,536,000 of borrowings from Affiliates was extended to March 31, 1999. The maturity date on $250,000 of borrowings from Affiliates was extended to December 31, 1996 and the note was paid in full on September 25, 1996. All other advances are due on demand. In addition, the Fund is making principal payments on the advances equal to $3,000 per lot from lot sales at Fawn Lake, Lake Forest and the Orlando Project from April 15, 1996 through March 31, 1997; $5,000 per lot from April 1, 1997 through March 1, 1998; and $7,500 per lot from April 1, 1998 through March 31, 1999. Interest paid to the Affiliates was $176,141 for the nine months ended September 30, 1996. No interest was paid to the Affiliates for the nine months ended September 30, 1995. The advances were made to meet the development plans of the projects to which the Fund has outstanding loans.

During the nine months ended September 30, 1996, the Fund received repayment on four mortgage loans and two temporary investments in the aggregate principal amount of $5,954,633. Repayments on mortgage loans are generally equal to approximately 83% of the Gross Receipts received on lot sales less closing costs. The Fund made investments in three mortgage loans and one temporary investment in the aggregate principal amount of $8,301,257.

-------------------------------------------

During the nine months ended September 30, 1995, the Fund received repayment on four mortgage loans and two temporary investments in the aggregate principal amount of $5,972,911. The Fund made investments in three mortgage loans in the aggregate principal amount of $17,164,627.

During the nine months ended September 30, 1996, the Fund borrowed $1,335,618 on its credit facilities. The Fund repaid $1,028,259 of its borrowings using proceeds from loan repayments made by NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company.

During the nine months ended September 30, 1996, the Fund borrowed $2,333,073 from an Affiliate of the Fund's Sponsor. The Fund repaid $454,4546 of its borrowings from Affiliates using proceeds from loan repayments made by NTS/Lake Forest II Residential Corporation, Orlando Lake Forest Joint Venture and NTS/Virginia Development Company.

During the nine months ended September 30, 1995, the Fund borrowed $14,068,000 on its credit facilities. The Fund repaid $1,991,528 of its borrowings using proceeds from the new $13.8 million credit facility. The remaining $537,000 reduction in debt came primarily from loan repayments made by NTS/Lake Forest II Residential Corporation. The Fund also borrowed $750,000 from an Affiliate of the Fund's Sponsor.

The Fund intends to maintain a working capital reserve equal to 1% of the gross proceeds received. The Fund may alter the percentage of such reserves if deemed necessary. As of September 30, 1996, the Fund had cash and equivalents of approximately $500,000.

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

Results of Operations
---------------------

Net income using generally accepted accounting principles (GAAP) was $196,659 and $216,611 and using tax-reporting accounting (TRA) was $155,314 and $185,313 for the three months ended September 30, 1996 and 1995, respectively. Net income for the nine months ended September 30, 1996 and 1995 using GAAP was $640,680 and $665,134 and using TRA was $515,932 and $581,527, respectively. The difference between GAAP income and TRA income was due primarily to the treatment of loan discount accretion, loan commitment fee income, letters of credit income and provision for loan losses. GAAP requires that discounts on mortgage loan receivables be recognized as an adjustment to yield over the estimated life of the loan; for tax purposes the discount is recognized as income when received. GAAP requires that loan commitment fee income be recognized as income over the term of the related loans; for tax purposes the fees are recognized as income when received. GAAP requires that income received from letters of credit be recognized on a straight-line basis over the term of the letter of credit (typically one year); for tax purposes, this income is recognized as income when received. For GAAP purposes, a provision for loan losses is recognized when the

---------------------------------

net realizable value of the asset is less than the carrying value of the asset; for tax purposes, a provision for loan losses is allowed when the debt becomes worthless within the taxable year. TRA income is used in applying the REIT-qualifying test that requires 95% of taxable income to be paid out in dividends. (See Note 1 to Notes to Financial Statements).

Cash provided by operations was $537,026 and $33,920 and dividends declared were $430,295 and $446,227 for the nine months ended September 30, 1996 and 1995, respectively. Total dividends declared provided Stockholders with an annualized return of 0.90% and 1.13% for the nine months ended September 30, 1996 and 1995, respectively.

During 1994, the Fund's Board of Directors approved a change in the structure of the Fund's Mortgage Loans to NTS/Virginia Development Company and NTS/Lake Forest II Residential Corporation (the "Affiliated Borrowers") from fixed rate mortgage loans bearing interest at 7.64% and 6.74%, respectively, to cash flow mortgage loans. Effective July 1, 1994, these Affiliated Borrowers began paying interest at an annualized rate equal to the greater of 17% of Gross Receipts from the sale of the underlying real estate (residential lots) which secures the mortgage or 4.42% of the average outstanding loan balance. Interest will be due and payable monthly as lots are sold. Any shortfall to meet the minimum rate of 4.42% will be due and payable December 31 of the calendar year. The Fund will no longer receive Regular Interest, Gross Receipts Interest or other fees previously charged. In February 1995, the Fund purchased a 50% interest in a $13 million first mortgage loan to the Orlando Lake Forest Joint Venture. The loan bears interest at the greater of 17% of Gross Receipts or 6.46% of the average outstanding loan balance. The increase in interest income on mortgage loans receivable for the three and nine months ended September 30, 1996 over the comparable period in 1995 is due primarily to an increase in the average outstanding balances of the earning loans. The average outstanding balances of the earning loans increased from approximately $57,362,000 to $63,613,000 for the three months ended and from $56,500,000 to $62,040,000 for the nine months ended September 30, 1995 and 1996, respectively. The average rate of interest earned by the Fund remained at approximately 5% between periods.

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

In addition to Regular  Interest,  the Fund may  receive  Incentive  Interest in connection with Mortgage Loans made to Affiliated Borrowers secured by properties not held for sale in the ordinary course of the Affiliated Borrower's business; except that in certain cases the Fund may forego Incentive Interest in order to maintain compliance with REIT qualification requirements and may instead either seek additional Points or Regular Interest or will seek to obtain Gross Receipts Interest. The Fund does not anticipate receiving Incentive Interest and Gross Receipts Interest on the same Mortgage Loan. The amount of Incentive Interest which the Fund will receive from Affiliated Borrowers will be equal to a specified percentage of the "Increase in Value" of the underlying property securing the Mortgage Loan, which Increase in Value occurred during the period

---------------------------------

beginning from the date that the Mortgage Loan was funded and ending upon the repayment of the Mortgage Loan at maturity or upon the Sale or Refinancing of the underlying property excluding a sale or transfer to an Affiliate, so long as the Fund retains an interest in the property subsequent to the sale or transfer. No Incentive Interest has been included in revenues for either the three or nine months ended September 30, 1996 or 1995.

In the case of Residential or Commercial Land Development Loans and other loans secured by properties not held for investment, the Fund will ordinarily receive Gross Receipts Interest in lieu of receiving Incentive Interest. Gross Receipts

Interest will generally be payable in connection with Mortgage Loans secured by properties which the Affiliated Borrower intends to develop for sale to customers in the ordinary course of business as compared with properties purchased or constructed and held for investment or for use in a trade or business. Gross Receipts Interest is intended to enable the Fund to share in the Gross Receipts which the Affiliated Borrower realizes from the sale of property which it has acquired, developed, marketed and sold with the assistance of a Mortgage Loan from the Fund. No Gross Receipts Interest has been included in revenues for either the three or nine months ended September 30, 1996 or 1995 as none of the Fund's Mortgage Loans currently provide for Gross Receipts Interest.

The Fund's by-laws provide that annual operating expenses of the Fund may not exceed in any year the greater of (i) 2% of the Funds average invested assets during such year or (ii) 25% of the Fund's taxable income during such year. The Advisor must reimburse the Fund within 60 days after the end of the year the amount by which the aggregate annual Operating Expenses paid or incurred by the Fund exceed the foregoing limitations, unless the Board of Directors approves expenses in excess of such limitations. No reimbursement was required for either the three or nine months ended September 30, 1996 or 1995 as operating expenses did not exceed the limit.

Operating expenses of the Fund include a Management Expense Allowance  (Advisory
Fee) of 1% of the Fund's Net Assets, per annum, which may be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. The Advisory Fee is paid to the Advisor (NTS Advisory Corporation) or its affiliate. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee has been reduced $75,000 for each of the nine months ended September 30, 1996 and 1995. The net Advisory Fee for the nine months ended September 30, 1996 and 1995 was $408,426 and $396,472, respectively. Increases and decreases in the Advisory Fee generally correspond directly to increases and decreases in the Fund's Net Assets.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings. The average interest rate paid by the Fund for the nine months ended September 30, 1996 and 1995 was 8.9% and 9.9%, respectively.

Professional and administrative expenses include primarily directors' fees, legal, outside accounting and investor processing fees, and printing costs for financial reports. The increases in expenses for the three and nine month periods are due to the fees associated with the addition of an Independent Director and increased professional fees related to the on-going lawsuit discussed in Part II, Item 1 of this Form 10-Q.

Income tax expense is the Fund's estimated liability for Federal, state, and local income taxes due on the amount of earnings which are in excess of dividends for the period.

---------------------------------

While the Fund's revenues for the nine month period have increased approximately 15% from 1995 to 1996, net income has decreased approximately 4%. The decrease in net income is due primarily to the fact that the sales volumes at the residential projects and the corresponding interest income have not been sufficient to offset the increase in the Fund's cost of debt service.

The Fund has invested in Mortgage Loans totalling approximately $61,500,000 and $58,300,000 as of September 30, 1996 and 1995, respectively. Also, the Fund has invested in Temporary Investments totalling approximately $6,182,000 and $6,000,000 as of September 30, 1996 and 1995, respectively. The balance of funds were invested in short-term cash equivalents.

The Fund's investments at September 30, 1996 were as follows:

     A  Mortgage  Loan  to  NTS/Lake  Forest  II  Residential  Corporation,   an
     Affiliated Borrower, to fund the development of Lake Forest, a specified investment. The loan balance was $25,647,343 at September 30, 1996.

     A  Mortgage  Loan  to  NTS/Virginia   Development  Company,  an  Affiliated
     Borrower, to fund the development of Fawn Lake, a specified investment. The loan balance was $28,673,138 at September 30, 1996.

     A Temporary Mortgage Loan to NTS/Virginia Development Company, an Affiliated Borrower, to fund the construction of the Fawn Lake Golf Course. The loan balance was $1,989,231 at September 30, 1996, which is net of unamortized deferred commitment fees of $5,000.

     A Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to fund the Orlando Lake Forest Loan, a specified investment. The loan balance was $7,078,071 at September 30, 1996, net of an unaccreted discount of $1,165,096.

     A Temporary Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to partially fund the Orlando Lake Forest Loan, a specified investment. Effective July 1, 1992, the Fund discontinued accruing interest income on the Temporary Mortgage Loan and classified the loan as non-earning. In addition, the Fund has established a loan loss reserve of $1,500,000 as of September 30, 1996 regarding this loan. The loan balance was $4,193,015 at September 30, 1996.

     A Phase-In Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to develop Orlando Lake Forest Section II, a specified investment. Effective July 1, 1992, the Fund discontinued accruing interest income on the Phase-In Mortgage Loan and classified the loan as non-earning. In addition, the Fund has established a loan loss reserve of $53,397 as of September 30, 1996 regarding this loan. The loan balance was $100,712 at September 30, 1996.

The Fund's investment of $25,647,343 in NTS/Lake Forest II Residential Corporation represents approximately 38% of the Fund's portfolio and the Fund's commitment of $28,000,000 represents approximately 41% of the Fund's portfolio. The Fund's investment of $28,673,138 in NTS/Virginia Development Company represents approximately 42% of the Fund's portfolio and the Fund's commitment of $30,000,000 represents approximately 44% of the Fund's portfolio. Both loans are current in their interest payments to the Fund. In addition, the Fund's Mortgage Loan to the Orlando Lake Forest Joint Venture and the Temporary Mortgage Loan to NTS/Virginia Development Company are current in their interest payments to the Fund.

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

---------------------------------

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



Date:      November 13, 1996