Form 10-K/A
period 1995-12-31
NTS MORTGAGE INCOME FUND
filed 1996-12-05
CIK 841942

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A-1

(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended    December 31, 1995
                                                     OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from          to
                                    Commission file number    0-18550

                          NTS MORTGAGE INCOME FUND
           (Exact name of registrant as specified in its charter)

             Delaware                              61-1146077
  (State or other jurisdiction of        (I.R.S. Employer
  incorporation or organization)          Identification No.)

  10172 Linn Station Road, Louisville, Kentucky          40223
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (502) 426-4800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                             Shares of Common Stock
                                (Title of Class)
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

 .

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

Liquidity and Capital Resources
-------------------------------

The Fund's objectives are to make investments which will: (i)preserve and protect the Fund's capital, (ii)provide for monthly distributions to Stockholders, and (iii)increase the value of the Fund's net assets and its shares of common stock through receipt of Incentive Interest or Gross Receipts Interest.

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

     In August 1992, Jeno Paulucci & Silver Lakes I, Inc., individually and d/b/a PR Partners (PR Partners) filed a complaint ("Original Complaint") against J. D. Nichols, NTS Corporation, NTS/Florida Residential Properties, Inc., Orlando Lake Forest, Inc. and Banc One Mortgage Corporation. The Original Complaint alleges, inter alia, mismanagement of the Orlando Lake Forest project by Orlando Lake Forest, Inc. as well as conspiracy among the defendants against PR Partners and its principals. The Original Complaint requested unspecified damages and declaratory and injunctive relief against the defendants. The Fund was not named as a defendant in the Original Complaint. In July 1994, the plaintiffs filed an amended complaint ("Amended Complaint") adding NTS/Residential Properties, Inc. - Florida, Lake Forest Realty, Inc. and the Fund as defendants, and have amended the Complaint twice more in response to rulings by the trial judge requiring clarification of certain claims asserted by the plaintiffs. The case is in the early discovery phase, and certain of the defendants have answered the Complaint and asserted counterclaims against the plaintiffs, including a claim that PR Partners has breached its fiduciary duty. Lake Forest Realty, Inc., the Fund and Banc One Mortgage Corporation have again moved to dismiss the Complaint, as amended. Therefore, an outcome to this litigation cannot be predicted at present. Mr.J. D. Nichols and the principals of the defendants have indicated that the suit will be vigorously defended, and that counterclaims will be vigorously prosecuted against the plaintiffs. Management believes that this lawsuit will have no material effect on the Fund's operations or financial condition.

The Fawn Lake project is a single-family residential community owned by NTS/Virginia Development Company, an Affiliated Borrower. Fawn Lake is encumbered by the following notes:

     A note payable in the amount of $540,000 (with an outstanding balance of $ 502,937 as of December 31, 1995) from an unaffiliated lender which is secured by a first mortgage on 24 residential lots (approximately 37 acres of residential land and improvements thereon). The purpose of the loan is to provide construction financing to develop approximately 44 lots of the Fawn Lake project (20 of which have been sold and released from the mortgage). The Fund's Board of Directors agreed to subordinate the Fund's Mortgage Loan regarding the 44 lots until the unaffiliated lender note is paid in full. The note bears interest at the Prime Rate plus 1%, payable monthly, and matures September 15, 1996.

-------------------------------------------

     A Mortgage Loan from the Fund in the amount of $ 28,000,000 (with an outstanding balance of $27,459,598 as of December 31, 1995) to fund the development of the Fawn Lake project, a specified investment. The loan is secured by a first mortgage on approximately 2,237 acres of residential land and improvements thereon located in Fredericksburg, Virginia. The Fund has subordinated its first mortgage on approximately 35 acres regarding the loan discussed above. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 4.42% of the average outstanding loan balance and matures July 1, 1997.

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

-------------------------------------------

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

---------------------------------

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

---------------------------------

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

The Fund's revenues have decreased approximately 28% from 1993 to 1995 and 3% from 1994 to 1995. These declines are due to the conversion of the Fund's Mortgage Loans to NTS/Virginia Development Company and NTS/Lake Forest II Residential Corporation from fixed rate mortgage loans to cash flow mortgage loans effective July 1, 1994. The decline from 1994 to 1995 was offset by the addition to the Fund's portfolio of a first mortgage loan to the Orlando Lake Forest Joint Venture and the additional interest income earned thereon.

The Fund's net income declined 44% from 1993 to 1995 and 52% from 1994 to 1995. The disproportionate declines in net income compared to the declines in revenues is due to the fact that the sales volumes at the residential projects and the corresponding interest income earned by the Fund have not been sufficient to offset the increase in the Fund's cost of debt service.

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

---------------------------------

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

Any forward-looking statements included in Managemen's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgement based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Fund pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

---------------------------------

   - The Fund's principal activity is the investment in Mortgage Loans to Affiliated Borrowers. Mortgage Loans are inherently subject to the risk of default. If the Borrower defaults on a Mortgage Loan which is not guaranteed, the Board of Directors may foreclose which could result in considerable delays and expenses. A Borrower's ability to make payments due under the Mortgage Loan and the amount the fund may realize upon foreclosure are subject to risks generally associated with real estate investments, many of which are beyond the control to the Fund, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses, the supply of and demand for properties, zoning laws, other governmental rules and fiscal policies, and acts of God.

  - The Affiliated Borrowers are engaged in the development and sale of resi-dential subdivision building lots, the pricing and sale of which are subject to risks generally associated with real estate development and applicable market forces beyond the control of the Affiliated Borrowers and/or the Fund, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses, the supply of and demand for properties, zoning laws, other governmental rules and fiscal policies, and acts of God.

   - There is the potential for occurrences which could affect the Fund's ability to reduce, or limit the increase in, its professional and administrative expenses. Furthermore, the debt service regarding the Fund's borrowings is variable based on current interest rates, any flucuations in which are beyond the control of the Fund. These variances could, for example, impact the Fund's projected cash and cash requirements as well as projected returns.

Item 8.      Financial Statements and Supplementary Data


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


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






                                          ARTHUR ANDERSEN LLP











Louisville, Kentucky
February 21, 1996


                            NTS MORTGAGE INCOME FUND
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1994





                                                     1995               1994
                                                 ------------      ------------
ASSETS

 Mortgage loans receivable:
  Earning loans                                  $ 60,083,323      $ 46,123,406
  Non-earning                                       5,125,780         6,098,846
                                                 ------------      ------------
                                                   65,209,103        52,222,252
  Less reserves for loan losses                     1,553,397         1,638,855
                                                 ------------      ------------
  Net mortgage loans receivable                    63,655,706        50,583,397

Cash and equivalents                                  535,687           308,155
Interest receivable                                 1,142,021           372,828
Other assets                                          178,219                --
                                                 ------------      ------------
  Total assets                                   $ 65,511,633      $ 51,264,380
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses            $    179,307      $    154,615
Dividends payable                                      38,248           127,493
Notes payable - affiliates (Note 3)                 1,885,000                --
Notes payable                                      14,149,873         1,936,528
Deferred revenues                                       3,127             4,159
                                                 ------------      ------------
  Total liabilities                                16,255,555         2,222,795
                                                 ------------      ------------
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


                            NTS MORTGAGE INCOME FUND
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993



                                                       1995                    1994                   1993
                                                    -----------             -----------            -----------
Expenses:
Revenues:
 Interest income on mortgage loans
  receivable                                        $ 2,849,807             $ 2,716,804            $ 3,248,160
 Fee income on mortgage loans and other
  financial services                                     12,924                 130,791                118,955
 Gross receipts and supplemental interest
  income                                                     --                 129,338                627,784
 Interest income on cash equivalents
  and miscellaneous income                               21,921                   8,071                 30,402
                                                    -----------             -----------            -----------
                                                      2,884,652               2,985,004              4,025,301
                                                    -----------             -----------            -----------
Expenses:
 Advisory fee (Note 3)                              $   528,973             $   614,100            $   593,500
 Professional and administrative                        162,427                 174,900                208,501
 Interest expense                                     1,247,128                 182,486                 91,733
 Other taxes and licenses                                25,790                  20,705                 22,013
 Amortization expense                                    52,000                  35,642                 34,958
 Provision for loan losses                               --                     150,000              1,500,000
                                                    -----------             -----------            -----------
                                                      2,016,318               1,177,833              2,450,705
                                                    -----------             -----------            -----------

Income before income tax expense                        868,334               1,807,171              1,574,596

 Income tax expense                                      10,000                  25,000                 44,000
                                                    -----------             -----------            -----------

Net income                                          $   858,334             $ 1,782,171            $ 1,530,596
                                                    ===========             ===========            ===========
Net income per share of common stock                $       .27             $       .56            $       .48
                                                    ===========             ===========            ===========
Weighted average number of shares                     3,187,333               3,187,333              3,187,333
                                                    ===========             ===========            ===========

The accompanying notes are an integral part of these financial statements.


                            NTS MORTGAGE INCOME FUND
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                             Common           Common             Additional       Distributions
                              Stock            Stock               Paid-in-       in Excess of
                             Shares            Amount               Capital        Net Income             Total
Stockholders' equity
 December 31, 1992         3,187,333       $      3,187       $ 54,163,397        $ (4,532,265)       $ 49,634,319

Net income                        --                 --          1,530,596           1,530,596

Dividends declared                --                 --         (2,439,335)         (2,439,335)
                           ---------       ------------       ------------        ------------        ------------
Stockholders' equity
 December 31, 1993         3,187,333       $      3,187       $ 54,163,397        $ (5,441,004)       $ 48,725,580

Net income                        --                 --          1,782,171           1,782,171

Dividends declared                --                 --         (1,466,166)         (1,466,166)
                           ---------       ------------       ------------        ------------        ------------
Stockholders' equity
 December 31, 1994         3,187,333       $      3,187       $ 54,163,397        $ (5,124,999)       $ 49,041,585

Net income                        --                 --            858,334             858,334

Dividends declared                --                 --           (643,841)           (643,841)
                           ---------       ------------       ------------        ------------        ------------
Stockholders' equity
 December 31, 1995         3,187,333       $      3,187       $ 54,163,397        $ (4,910,506)       $ 49,256,078
                           =========       ============       ============        =============        ===========


The accompanying notes are an integral part of these financial statements.



                            NTS MORTGAGE INCOME FUND
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                1995                1994                  1993
                                                         ------------          ------------          ------------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
 Net income                                              $    858,334          $  1,782,171          $  1,530,596
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Accretion of discount on mortgage loans
    receivable                                               (125,029)                   --                    --
   Amortization expense                                        52,000                35,642                34,958
   Provision for loan losses                                       --               150,000             1,500,000
   Changes in assets and liabilities:
    Interest receivable                                      (769,193)             (372,828)              502,723
    Accounts payable and accrued expenses                      24,692                14,443                (5,001)
    Deferred commitment fees                                   20,000              (102,930)              (91,210)
    Deferred revenues                                          (1,032)               (3,105)             (386,119)
                                                         ------------          ------------          ------------
   Net cash provided by operating activities                   59,772             1,503,393             3,085,947
                                                         ------------          ------------          ------------
CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
 Principal collections on mortgage loans
  receivable                                             $  8,219,874          $  4,310,554          $  7,145,622
 Investment in mortgage loans receivable                  (21,187,154)           (4,056,326)           (8,729,692)
                                                         ------------          ------------          ------------
   Net cash from (used for) investing
    activities                                            (12,967,280)              254,228            (1,584,070)
                                                         ------------          ------------          ------------
CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
 Proceeds from notes payable                             $ 15,186,873          $    554,691          $  2,653,977
 Proceeds from notes payable - affiliates                   1,885,000                    --                    --
 Payments on notes payable                                 (2,973,528)           (1,006,151)           (1,358,052)
 Other assets                                                (230,219)                   --               (22,178)
 Dividends paid                                              (733,086)           (1,713,192)           (2,342,117)
                                                         ------------          ------------          ------------
   Net cash used for financing activities                  13,135,040            (2,164,652)           (1,068,370)
                                                         ------------          ------------          ------------
   Net increase (decrease) in cash and
    equivalents                                          $    227,532          $   (407,031)         $    433,507

CASH AND EQUIVALENTS, beginning of period                     308,155               715,186               281,679
                                                         ------------          ------------          ------------
CASH AND EQUIVALENTS, end of period                      $    535,687          $    308,155          $    715,186
                                                         ============          ============          ============
Cash paid during the period for:
 Interest, net of amounts capitalized                    $  1,130,832          $    180,235          $     85,271
 Income taxes                                            $        700          $     36,082          $     49,492

Noncash investing activities:
 Principal reductions on mortgage loan
  receivable by offsetting deferred revenues             $         --          $         --          $  1,542,604
 Principal reductions on mortgage loan
  receivables by entering into a participation
  agreement                                              $         --          $         --          $  2,235,033


The accompanying notes are an integral part of these financial statements.


                            NTS MORTGAGE INCOME FUND

                          NOTES TO FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

       A)  Organization

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


                                  1995            1994              1993
                               -----------      ----------      ----------
Net income (GAAP)               $  858,334      $1,782,171      $1,530,596
Accretion of note discount        (125,029)             --              --
Loan commitment fee income          20,000        (102,930)        (91,210)
Letters of credit income            (1,032)         (3,105)          6,438
Supplemental interest
income                              (1,717)        (64,668)       (424,819)
Federal income tax expense           7,000          20,000          32,124
Provision for loan losses          (85,458)        (91,145)      1,500,000
                               -----------      ----------      ----------
Taxable income before
 dividends paid deduction      $   672,098      $1,540,323      $2,553,129
                               ===========      ==========      ==========

Dividends declared             $   643,841      $1,466,166      $2,439,335
                               ===========      ==========      ==========

Distribution percentage                96%             95%             96%
                               ===========      ==========      ==========

       D)  Organizational and Start-up Costs

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

       I)  Operating Expense Limitations

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

2.     Affiliations

       The Fund operates under the direction of its Board of Directors who have retained the Advisor to manage the Fund's operations and to make recommendations concerning investments. The Advisory Agreement automatically renews for successive one year periods unless terminated by the Fund's Independent Directors upon sixty days notice. The Advisor has delegated substantially all of its duties to the Sponsor (see Note 3). The Chairman of the Board of Directors of the Fund is also the majority owner of NTS Corporation (the Fund's Sponsor), NTS/Virginia Development Company an Affiliated Borrower, NTS/Lake Forest II Residential Corporation, an Affiliated Borrower, and is a majority owner of a partner in the Orlando Lake Forest Joint Venture, an Affiliated Borrower.

3.     Related Party Transactions

       As of December 31, 1995, the Sponsor or an Affiliate owned 58,918 shares of the Fund.

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

                                                Property Pledged                     Interest          Maturity
     Borrower                                   as Collateral                         Rate              Date
     ---------                                --------------------                  ---------         ---------

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




4.   Mortgage Loans Receivable, net - Continued


                                          Total                                   Balance                              Interest
                                         Senior                               Outstanding         Commitment         Receivable
                                       Liens At          Face Amount                   At               Fees                 At
                                       12/31/95          At 12/31/95          12/31/95(j)          Received           12/31/95
                                      -----------        -----------          -----------          ---------         ---------
1) Earning
Loans:

Temporary
Mortgage Loan:

NTS/Virginia                         $1,063,873          $ 2,000,000          $ 1,053,953          $  20,000          $  10,443
Development
Company

Mortgage Loans:

NTS/Virginia                            502,937           28,000,000           27,459,598            200,000            618,591
Development                                 (d)                  (f)
Company

NTS/Lake Forest                         562,873           28,000,000           25,935,985            250,000            313,171
II Residential                              (e)                  (g)
Corporation

Orlando Lake                                 --           13,000,000            5,633,787                 --            199,816
Forest Joint                                                     (h)                  (i)
Venture
                                                         -----------          -----------          ---------         ----------
Total Earning
Loans                                                    $71,000,000          $60,083,323          $ 470,000         $1,142,021
                                                         ===========          ===========          =========         ==========

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


4.   Mortgage Loans Receivable, net - Continued


                                          Total                                 Balance                              Interest
                                         Senior                               Outstanding          Commitment         Receivable
                                       Liens At          Face Amount              At                 Fees                 At
                                       12/31/95          At 12/31/95           12/31/95            Received           12/31/95
                                       --------          -----------           --------            --------           --------
1) Earning
2) Non-Earning
Loans:

Temporary
Mortgage Loan:

Orlando Lake                        $11,889,454          $ 7,818,000          $ 4,978,225          $ 150,000          $     --
Forest Joint                                (l)                  (m)                  (n)                                  (P)
Venture

Mortgage Loans:

Orlando Lake                                 --            3,000,000              147,555             30,000                --
Forest Joint                                                                          (o)                                  (P)
Venture
                                                         -----------          -----------          ---------            ---------

Total Earning
Loans                                                    $10,818,000          $ 5,125,780          $ 180,000           $    --
                                                         ===========          ===========          =========            =========

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


     Reconciliation of Mortgage Loans Receivable for the year ended:


Balance at December 31, 1992                                    $ 54,717,053

Additions:
   Mortgage Loans                              $     90,084
   Temporary Mortgage Loans                              --
   Amortization of loan fees                        106,210
                                               ------------
                                                                     196,294
Reductions:
   Mortgage Loans                                        --
   Temporary Mortgage Loans                      (2,283,652)
   Mortgage Loan written-off                             --
   Loan fees received                               (15,000)      (2,298,652)
                                               ------------      ------------

Balance at December 31, 1993                                    $ 52,614,695

Additions:
   Mortgage Loans                                  $     --
   Temporary Mortgage Loans                              --
   Amortization of loan fees                        117,930
                                               ------------
                                                                     117,930
Reductions:
   Mortgage Loans                                  (249,004)
   Temporary Mortgage Loans                          (5,224)
   Mortgage Loan written-off                       (241,145)
   Loan fees received                               (15,000)        (510,373)
                                               ------------      ------------
Balance at December 31, 1994                                    $ 52,222,252

Additions:
   Mortgage Loans                              $ 14,060,254
   Temporary Mortgage Loans                              --
   Amortization of loan fees                             --
                                               ------------
                                                                  14,060,254
Reductions:
   Mortgage Loans                                        --
   Temporary Mortgage Loans                        (967,945)
   Mortgage Loan written-off                        (85,458)
   Loan fees received                               (20,000)      (1,073,403)
                                               ------------     ------------
Balance at December 31, 1995                                    $ 65,209,103
                                                                ============

Reserves for Loan Losses:
Balance at December 31, 1992                                    $    230,000
   Additions charged to Expenses               $  1,500,000
   Deduction for Mortgage Loan written-off               --        1,500,000
                                                ------------     ------------

Balance at December 31, 1993                                    $  1,730,000
   Additions charged to Expenses               $    150,000
   Deduction for Mortgage Loan written-off         (241,145)         (91,145)
                                                ------------     ------------

Balance at December 31, 1994                                    $  1,638,855
   Additions charged to Expenses                   $     --
   Deduction for Mortgage Loan written-off          (85,458)         (85,458)
                                                ------------     ------------
Balance at December 31, 1995                                    $  1,553,397
                                                                 ============

5.     Reserves for Loan Losses

       Reserves for loan losses are based on management's evaluation of the borrower's ability to meet its obligation by comparing the mortgage note receivable balance with the discounted value of estimated future cash flows as well as considering current and future economic conditions. Reserves are based on estimates and ultimate losses could differ materially from the amounts assumed in arriving at the reserve for possible loan losses reported in the financial statements. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known. On a regular basis, management reviews each mortgage loan in the Fund's portfolio including an assessment of the recoverability of the individual mortgage loans. As of December 31, 1995, the Fund has a loan loss reserve regarding the $3,000,000 Phase-In Mortgage Loan to the Orlando Lake Forest Joint Venture (with an outstanding balance of $147,555 as of December 31, 1995) amounting to $53,397 and a loan loss reserve regarding the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture (with an outstanding balance of $4,978,225 as of December 31, 1995) amounting to $1,500,000.
       Certain of the Fund's mortgage loans are guaranteed by NTS Guaranty Corporation, an Affiliate of the Fund's Sponsor (see Note 6). The Fund has not considered this guarantee when determining future cash flows and the loan loss reserve.

6.     Notes Payable

       Notes payable consist of the following:


                                                  1995                 1994
                                             -----------           ---------
   Note payable to a bank in the amount
   of $13,800,000 bearing interest at
   the Prime Rate plus 1%, payable
   monthly, due December 27, 1997,
   secured by a collateral assignment
   of the Fund's mortgages on Lake
   Forest and Fawn Lake, guaranteed
   by Mr. J. D. Nichols, Chairman of
   the Board of the Fund's Sponsor            $13,086,000         $     --

   Note payable to a bank in the amount
   of $2,000,000, bearing interest at the
   Prime Rate plus 3/4%, payable quarterly
   due November 30, 1996, secured by
   approximately 187 acres of residential
   land and improvements thereon                1,063,873               --
   Note payable to a bank in the amount
   of $2,800,000, bearing interest at
   the Prime Rate plus 1%, payable
   monthly, secured by a collateral
   assignment of the Fund's mortgage
   on Lake Forest, paid in full on
   January 10, 1995                                --                1,936,522
                                             -----------           -----------
                                             $14,149,873           $ 1,936,528
                                             ===========           ===========

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

10.    Dividends Paid and Payable

       Dividends declared for the periods ended December 31, 1993, 1994 and 1995 were as follows:

                                               Average
         Date      Date of      Date        Outstanding   Amount
        Declared  Record (1)     Paid          Shares    Per Share      Amount
        --------  ----------   ---------  ------------- -----------  ----------

        02/18/93   01/31/93    02/26/93       3,187,333   $  .05     $  161,974
        02/18/93   02/28/93    03/29/93       3,187,333      .05        146,618
        02/18/93   03/31/93    04/27/93       3,187,333      .05        162,556
        02/18/93   04/30/93    05/28/93       3,187,333      .05        159,366
        02/18/93   05/31/93    06/28/93       3,187,333      .05        159,336
        02/18/93   06/30/93    07/28/93       3,187,333      .05        159,366
        02/18/93   07/31/93    08/26/93       3,187,333      .07        223,144
        02/18/93   08/31/93    09/30/93       3,187,333      .07        223,114
        02/18/93   09/30/93    10/28/93       3,187,333      .07        223,114
        02/18/93   10/31/93    11/29/93       3,187,333      .07        223,114
        02/18/93   11/30/93    12/27/93       3,187,333      .07        223,114
        02/18/93   12/31/93    01/26/94       3,187,333      .12        374,519
                                                        ---------    ----------
       Total dividends declared in 1993                   $  .77     $2,439,335
                                                        =========    ==========

        01/28/94   01/31/94    02/28/94       3,187,333   $  .06     $  191,240
        01/28/94   02/28/94    03/28/94       3,187,333      .06        191,239
        01/28/94   03/31/94    04/28/94       3,187,333      .06        191,240
        01/28/94   04/20/94    05/28/94       3,187,333      .03         95,618
        01/28/94   05/31/94    06/28/94       3,187,333      .03         95,619
        01/28/94   06/30/94    07/28/94       3,187,333      .03         95,619
        01/28/94   07/31/94    08/29/94       3,187,333      .03         95,619
        01/28/94   08/31/94    09/29/94       3,187,333      .03         95,619
        01/28/94   09/30/94    10/28/94       3,187,333      .03         95,620
        01/28/94   10/31/94    11/29/94       3,187,333      .03         95,620
        01/28/94   11/30/94    12/29/94       3,187,333      .03         95,620
        01/28/94   12/31/94    01/27/95       3,187,333      .04        127,493
                                                        ---------    ----------
       Total dividends declared in 1994                   $  .46     $1,466,166
                                                        =========    ==========

        03/09/95   01/31/95    02/27/95       3,187,333   $  .03     $   95.620
        03/09/95   02/28/95    03/28/95       3,187,333      .03         95,620
        03/09/95   03/31/95    04/27/95       3,187,333      .03         95.620
        03/09/95   04/30/95    05/26/95       3,187,333      .03         95,620
        03/09/95   05/31/95    06/27/95       3,187,333      .01         31,873
        03/09/95   06/30/95    07/27/95       3,187,333      .01         31,873
        03/09/95   07/31/95    08/25/95       3,187,333      .01         31,873
        03/09/95   08/31/95    09/26/95       3,187,333      .01         31,873
        03/09/95   09/30/95    10/26/95       3,187,333      .01         31,873
        03/09/95   10/31/95    11/29/95       3,187,333      .01         31,873
        03/09/95   11/30/95    12/26/95       3,187,333      .01         31,873
        03/09/95   12/31/95    01/26/96       3,187,333      .01         38,250
                                                        ---------    ----------
       Total dividends declared in 1995                   $  .20     $  643,841
                                                        =========    ==========

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

12.     Unaudited Quarterly Financial Data

                                 Quarters Ended

    1995            March 31    June 30   September 30  December 31     Total
 ---------         ---------   ---------  ------------  -----------  ---------


Total revenues      $ 640,705  $ 751,340    $ 741,441    $ 751,166   $2,884,652

Total expenses        418,094    520,429      522,330      555,465    2,016,318
                    ---------  ---------    ---------    ---------    ---------

Income before
 income taxes         222,611    230,911      219,111      195,701      868,334
                    ---------  ---------    ---------    ---------    ---------

Income tax expense      2,500      2,500        2,500        2,500       10,000

Net income          $ 220,111  $ 228,411    $ 216,611    $ 193,201    $ 858,334
                    =========  =========    =========    =========    =========

Net income per
 share of common
 stock             $      .07 $      .07   $      .07   $      .06   $      .27
                    =========  =========    =========    =========    =========



    1994            March 31    June 30   September 30  December 31     Total
 ---------         ---------   ---------  ------------  -----------   ---------


Total revenues     $  916,883 $  902,970   $  615,566   $  549,585   $2,985,004

Total expenses        256,355    412,773      256,658      252,047    1,177,833
                    ---------  ---------    ---------    ---------    ---------

Income before
 income taxes         660,528    490,197      358,908      297,538    1,807,171

Income tax expense     10,000     10,000        5,000        --          25,000
                    ---------  ---------    ---------    ---------    ---------

Net income         $  650,528 $  480,197   $  353,908   $  297,538   $1,782,171
                   ========== ==========   ==========   ==========   ==========

Net income per
 share of common
 stock             $      .20 $      .15   $      .11   $      .09   $      .56
                    =========  =========    =========    =========    =========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



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






                                             ARTHUR ANDERSEN LLP









Louisville, Kentucky
February 21, 1996

                            NTS GUARANTY CORPORATION
                            (A KENTUCKY CORPORATION)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                1995              1994
                                           ------------      ------------
Cash                                       $        100      $        100
                                           ------------      ------------
                                           $        100      $        100
                                           ============      ============


                              STOCKHOLDER'S EQUITY

Common stock, no par value;
  100 shares issued and outstanding        $         10      $         10
Additional paid-in capital                   10,000,090        10,000,090
                                            -----------      ------------
                                             10,000,100        10,000,100

Less non-interest bearing demand
  note receivable from a majority
  stockholder of NTS Corporation            (10,000,000)      (10,000,000)
                                           ------------      ------------
                                           $        100      $        100
                                           ============      ============


                             NOTES TO BALANCE SHEETS

1.     Significant Accounting Policies

       A.  Organization

           NTS Guaranty Corporation (the "Guarantor"), a Kentucky corporation, was formed in February 1987 and is an affiliate of NTS Corporation. NTS Corporation is the Sponsor of the NTS Mortgage Income Fund (the "Fund"). The balance sheets include only those assets and liabilities which relate to the Guarantor. The Guarantor is authorized to issue up to 2,000 shares of common stock with no par value. There are 100 shares issued and outstanding which were purchased by Mr J. D. Nichols, Chairman of the Board of Directors of the Sponsor and the Fund. In addition, Mr. Nichols has given the Guarantor a non-interest bearing demand note receivable for $10,000,000, the receipt of which is included in additional paid-in capital. Expenses (consisting mostly of state taxes and professional fees) of the Guarantor totalling approximately $45 for each of the years ended December 31, 1995 and 1994 were paid by an affiliate of the Sponsor and therefore no income statement is presented. These expenses will not be reimbursed to the affiliate.

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







                                            ARTHUR ANDERSEN LLP





Louisville, Kentucky
February 21, 1996


                   NTS/LAKE FOREST II RESIDENTIAL CORPORATION
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1994



                                                   1995             1994
                                               ------------     ------------


ASSETS
Cash                                           $    201,928     $     79,006
Accounts receivable                               1,724,974        1,220,703
Notes receivable                                  1,677,064        2,054,725
Notes receivable - affiliate
 Earning loan                                     1,734,518        1,675,076
 Non-earning loan, net of a loan loss
  reserve of $765,932 (1995) and $300,000
  (1994)                                            395,275          861,207
Inventory                                        25,783,989       26,445,755
Property & equipment, net of accumulated
 depreciation of $265,384 (1995) and
 $196,172 (1994)                                    176,453          241,888
Deferred marketing costs, net of
 amortization of $154,558 (1994)                         --           38,640
Loan costs, net of amortization of $456,983
 (1995) and $433,069 (1994)                          66,896           14,862
Performance bonds                                   208,844          156,500
                                               ------------     ------------
  Total assets                                 $ 31,969,941     $ 32,788,362
                                               ============     ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses
 including retainage of $39,939 (1995)
 and $34,877 (1994)                            $    832,165     $  1,163,658
Advances from an affiliate                        1,669,346        1,613,650
Notes and mortgage loans payable (Note 6)        28,628,987       28,537,902
Lot deposits                                         10,500           57,524
Deferred revenue                                     77,224           64,856
                                               ------------     ------------
  Total liabilities                              31,218,222       31,437,590
                                               ------------     ------------

Stockholders' equity:
 Common stock, no par value, 2,000 shares
  authorized, 100 shares issued and
  outstanding                                         1,000            1,000
 Retained earnings                                  750,719        1,349,772
                                               ------------     ------------
  Total stockholders' equity                        751,719        1,350,772
                                               ------------     ------------
  Total liabilities and stockholders'
   equity                                      $ 31,969,941     $ 32,788,362
                                               ============     ============


The accompanying notes to financial statements are an integral part of these statements.


                   NTS/LAKE FOREST II RESIDENTIAL CORPORATION
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                 1995              1994              1993
Revenues:
 Lot sales, net of discounts                 $ 4,329,717      $ 4,110,735         $ 5,380,689
 Interest and other income                       460,944          397,950             241,560
 Interest income - affiliate                     116,371          109,112             100,471
                                             -----------      -----------         -----------

                                               4,907,032        4,617,797           5,722,720

Cost of sales                                  3,161,765        2,735,786           2,886,001
                                             -----------      -----------         -----------

Gross profit                                   1,745,267        1,882,011           2,836,719

Expenses:
 Cost Reimbursement (Note 7)                     835,033               --                  --
 Marketing and development fee (Note 7)               --          382,789           1,110,004
 General and administrative                      283,690          278,753             269,311
 Interest                                        691,813          681,046             599,908
 Gross receipts interest (Note 7)                  5,355           61,555             210,135
 Depreciation and amortization                    62,497          129,034             106,735
 Provision for loan losses                       465,932               --             300,000
                                             -----------      -----------         -----------

                                               2,344,320        1,533,177           2,596,093
                                             -----------      -----------         -----------

Net income (loss)                            $  (599,053)     $   348,834         $   240,626
                                             ===========      ===========         ===========

The accompanying notes to financial statements are an integral part of these statements.

                                     - 40 -


                   NTS/LAKE FOREST II RESIDENTIAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                    Common         Retained
                                    Stock           Earnings           Total
                                  -----------      -----------      -----------

Balances at December 31, 1992     $     1,000      $   760,312      $   761,312
 Net income                             --             240,626          240,626
                                  -----------      -----------      -----------
Balances at December 31, 1993           1,000        1,000,938        1,001,938
 Net income                             --             348,834          348,834
                                  -----------      -----------      -----------
Balances at December 31, 1994           1,000        1,349,772        1,350,772
 Net loss                               --            (599,053)        (599,053)
                                  -----------      -----------      -----------
Balances at December 31, 1995     $     1,000      $   750,719      $   751,719
                                  ===========      ===========      ===========

The accompanying notes to financial statements are an integral part of these statements.

                                     - 41 -




                   NTS/LAKE FOREST II RESIDENTIAL CORPORATION
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                            1995                  1994                  1993

CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
Net income (loss)                                    $  (599,053)          $   348,834           $   240,626
Adjustments to reconcile net income to net
 cash from (used for) operating activities:
  Depreciation and amortization                           62,497               129,034               106,735
  Provision for loan losses                              465,932                    --               300,000
  Accrued interest on performance bonds                   (1,343)                   --                    --
  Changes in assets and liabilities:
   Accounts receivable                                  (504,271)             (405,101)             (314,313)
   Notes receivable                                      377,661               672,917            (1,836,033)
   Inventory                                             731,035            (1,205,288)             (873,110)
   Supplemental interest                                      --                    --               241,170
   Performance bonds                                     (51,000)             (105,500)                   --
   Accounts payable and accrued expenses                (331,493)              231,112                67,323
   Lot deposits                                          (47,024)              (26,740)               42,424
   Deferred revenue                                       12,367                43,440                21,416
                                                     -----------           -----------           -----------

  Net cash from (used for) operating activities          115,308              (317,292)           (2,003,762)
                                                     -----------           -----------           -----------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
Property and equipment                                    (3,777)              (76,450)             (102,963)
Notes receivable - affiliate                             (59,442)             (108,013)             (107,504)
                                                     -----------           -----------           -----------

  Net cash used for investing activities                 (63,219)             (184,463)             (210,467)
                                                     -----------           -----------           -----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
Proceeds from mortgage loans                           5,055,933             4,474,634             4,480,464
Repayments on mortgage loans                          (4,670,797)           (3,099,776)           (3,982,958)
Proceeds from notes payable                                   --                39,124               150,802
Repayments on notes payable                             (129,563)             (137,553)              (82,445)
Net borrowings (repayments) under warehouse
 line of credit agreements                              (164,488)             (594,288)            1,040,433
Loan costs                                               (75,948)              (33,288)              (16,893)
Advances (to) from an affiliate                           55,696              (157,646)              641,617
                                                     -----------           -----------           -----------

  Net cash from financing activities                      70,833               491,207             2,231,020
                                                     -----------           -----------           -----------

  Net increase (decrease) in cash                        122,922               (10,548)               16,791

CASH, beginning of period                                 79,006                89,554                72,763
                                                     -----------           -----------           -----------

CASH, end of period                                  $   201,928           $    79,006           $    89,554
                                                     ===========           ===========           ===========

Cash paid during period for:
Interest, net of amounts capitalized                 $   569,266           $   688,217           $   659,832

Noncash investing activities:
Investment in note receivable - affiliate by
 entering into a participation agreement             $      --              $     --             $ 1,162,306

Noncash financing activities:
Principal reduction on mortgage loan by
 offsetting supplemental interest                    $     --              $     --              $   750,000


The accompanying notes to financial statements are an integral part of these statements.

                   NTS/LAKE FOREST II RESIDENTIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.     Significant Accounting Policies

       A)  Organization

           NTS/Lake Forest II Residential Corporation (Lake Forest) was organized on July 6, 1988 as a Kentucky corporation. Lake Forest is an Affiliate under common control with NTS Corporation, the Sponsor of the NTS Mortgage Income Fund. The NTS Mortgage Income Fund is the primary creditor of Lake Forest. Lake Forest is in the process of developing approximately 726 acres of land located in Louisville, Kentucky into a single-family residential community and a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. Lake Forest will have amenities consisting of a clubhouse, pools, tennis courts, recreation fields and several lakes.

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

       F)  Tax Status

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

4.     Inventory

       Inventory consists of the following as of December 31:


                                        1995                 1994
                                     -----------          -----------

Land held for future development,
 under development and completed
 lots                               $11,674,237          $12,636,945
Country club (net of membership
 initiation fees)                     7,683,416            9,667,448
Amenities                             6,426,336            4,141,362
                                    -----------          -----------

                                    $25,783,989          $26,445,755
                                    ===========          ===========

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

6.     Notes and Mortgage Loans Payable

       Notes and mortgage loans payable consist of the following as of December 31:


                                               1995                 1994
                                            ----------          -----------

Mortgage loan payable to the Fund in
the amount of $28,000,000 bearing
interest equal to the greater of 17%
of Gross Receipts or 4.42% of the
outstanding loan balance, due July 1,
1997, secured by inventory and a
subordinated first mortgage on 180
acres of land, advances are made as
needed for project costs, generally
principal payments consist of
approximately 83% of the Gross
Receipts of lot sales                      $25,935,987          $24,723,037

Warehouse Line of Credit Agreements
with three banks bearing interest at
the Prime Rate + 1%, the Prime Rate +
3/4% and the Prime Rate + 1/2%, due
November 30, 1996 ($438,716),
September 30, 1996 ($776,405) and
April 30, 1996 ($893,128), secured by
notes receivable, principal payments
consist of payments received from
notes receivable securing the
obligation                                   2,108,249            2,272,738

Mortgage loan payable in the amount
of $4,465,000, bearing interest at
the Prime Rate + 1%, due July 31,
1999, secured by the Lake Forest
Country Club golf course, 10 acres of
land upon which the clubhouse will be
constructed and inventory, advances
are made as needed for project cost,
principal payments consist 100% of
the Club's net memberships prior to
closing and 95% of the Club's net
memberships after closing                      438,960                   --

                                       (continued next page)

                                                 1995                 1994
                                              -----------          -----------

Mortgage loan payable in the amount
of $875,000, bearing interest at the
Prime Rate + 1%, due November 24,
1996, secured by inventory, advances
are made as needed for project costs,
principal payments consist of 85% of
gross proceeds of lot sales to
builders and 75% of the gross
proceeds of the lot sales to
individuals                                  $   123,913          $   771,160

Equipment loan in the amount of
$38,961, bearing interest of 10.5%,
due October 1, 1997, secured by
equipment purchased for use at the
Country Club                                      21,878               32,697

Mortgage loan payable in the amount
of $2,055,000, bearing interest at
the Prime Rate + 1%, due January 14,
1996, secured by inventory, advances
are made as needed for project costs,
principal payments consist of 85% of
gross proceeds of lot sales to
builders and 75% of the gross
proceeds of the lot sales to
individuals                                           --              572,847

Equipment loan in the amount of
$261,498 bearing interest at the
Prime Rate + 1 3/8%, due November 16,
1995, secured by equipment purchased
for use at the Country Club                           --              100,725

Mortgage loan payable in the amount
of $850,000, bearing interest at the
Prime Rate + 1%, due February 5,
1995, secured by inventory, advances
are made as needed for project costs,
principal payments consist of 85% of
the gross proceeds of lot sales to
builders and 75% of the gross
proceeds of the lot sales to
individuals                                           --               36,678

Unsecured promissory note in the
amount of $43,520, non-interest
bearing, due January 1, 1996                          --               18,020

Unsecured note payable in the amount
of $10,000, bearing interest at the
Prime Rate + 1%, due December 31,
1994                                                 --                10,000
                                             -----------          -----------

                                             $28,628,987          $28,537,902
                                             ===========          ===========

  The Prime Rate was 8 1/2% at December 31, 1995 and 1994.

  There is currently no readily determinable market value for the $28,000,000 mortgage loan payable to the Fund given its unique and affiliated nature. Based on the borrowing rates currently available to Lake Forest for bank loans with similar terms and average maturities, the fair value of all other debt instruments approximates the carrying value for these debt instruments.

 7.    Related Party Transactions

       Development and marketing activities, which include accounting, are managed by NTS Residential Properties, Inc. - Kentucky (Residential), of NTS Corporation. These entities are a wholly -owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary under common control with Lake Forest. Residential received 25% of the gross proceeds of lot sales to individuals and 15% of the gross proceeds of lot sales to builders as a fee for its service. The fee amounted to $382,789 and $1,110,004 for the years ended December 31, 1994 and 1993, respectively. Subsequent to June 30, 1994, the fee was no longer charged by Residential.

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







                                              ARTHUR ANDERSEN LLP





Louisville, Kentucky
February 21, 1996


                        NTS/VIRGINIA DEVELOPMENT COMPANY
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1994



                                                           1995          1994
                                                      -----------    -----------
ASSETS
Cash                                                  $    48,466    $     7,625
Accounts receivable                                       670,861        552,653
Notes receivable                                        5,215,716      5,437,417
Non-earning note receivable - affiliate, net
 of loan loss reserve of $706,739 (1995) and
 $300,000 (1994)                                          364,974        771,713
Inventory                                              30,812,235     25,467,805
Property and equipment, net of accumulated
 depreciation of $78,664 (1995) and $19,833
 (1994)                                                   231,227         79,334
Deferred marketing costs, net of amortization
 of $69,484 (1995) and $46,323 (1994)                      46,323         69,484
Loan costs, net of amortization of
 $589,131 (1995) and $472,576 (1994)                      115,289        155,026
Performance bonds and prepaid assets                       16,224         11,316
                                                      -----------    -----------
   Total assets                                       $37,521,314    $32,552,373
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

                                     - 51 -


                        NTS/VIRGINIA DEVELOPMENT COMPANY
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                   1995                    1994                   1993
                                            -----------             -----------            -----------


Revenues:
 Lot sales, net of discounts                $ 3,073,548             $ 3,508,281            $ 4,325,632
 Interest and other income                      516,898                 485,903                553,340
                                            -----------             -----------            -----------

                                              3,590,446               3,994,184              4,878,972

Cost of sales                                 1,923,221               2,097,208              2,404,933
                                            -----------             -----------            -----------

Gross profit                                  1,667,225               1,896,976              2,474,039
                                            -----------             -----------            -----------

Expenses:
 Cost reimbursements (Note 7)                   984,435                      --                     --
 Marketing and development fee (Note 7)              --                 505,950              1,025,204
 General and administrative                     132,359                 100,469                292,304
 Interest                                       592,786                 611,128                747,137
 Gross receipts interest (Note 7)                13,932                  85,881                191,042
 Depreciation and amortization                  198,546                 187,949                207,516
 Provision for loan losses                      406,739                      --                300,000
                                            -----------             -----------            -----------

                                              2,328,796               1,491,377              2,763,203
                                            -----------             -----------            -----------

Net income (loss)                           $  (661,571)            $   405,599            $  (289,164)
                                            ===========             ===========            ===========

The accompanying notes to financial statements are an integral part of these statements.

                                     - 52 -


                        NTS/VIRGINIA DEVELOPMENT COMPANY
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                     Common         Retained
                                      Stock         Earnings           Total
                                     ----------    -----------     -----------

Balances at December 31, 1992       $     1,000    $ 1,520,655     $ 1,521,655
 Net loss                                 --          (289,164)       (289,164)
                                     -----------    -----------     -----------

Balances at December 31, 1993             1,000      1,231,491       1,232,491
 Net income                               --           405,599         405,599
                                     -----------    -----------     -----------

Balances at December 31, 1994             1,000      1,637,090       1,638,090
 Net loss                                 --          (661,571)       (661,571)
                                     -----------    -----------     -----------

Balances at December 31, 1995       $     1,000    $   975,519     $   976,519
                                     ===========    ===========     ===========

The accompanying notes to financial statements are an integral part of these statements.

                                     - 53 -


                        NTS/VIRGINIA DEVELOPMENT COMPANY
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                 1995                  1994                  1993
                                                         ------------          ------------          ------------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
Net income (loss)                                        $   (661,571)         $    405,599          $   (289,164)
Adjustments to reconcile net income (loss) to
 net cash from (used for) operating
 activities:
  Depreciation and amortization                               198,546               187,949               207,516
  Provision for loan losses                                   406,739                    --               300,000
  Accrued interest on Performance Bonds                          (333)                   --                    --
  Changes in assets and liabilities:
   Accounts receivable                                       (118,208)              (91,339)             (458,754)
   Notes receivable                                           221,701               269,523               594,308
   Inventory                                               (5,344,430)           (1,732,505)           (2,164,519)
   Supplemental interest                                           --                    --               182,347
   Performance bonds                                               --                45,065                21,602
   Prepaid assets                                              (4,574)                   --                    --
   Accounts payable and accrued expenses                      778,072              (375,434)              (50,259)
   Lot deposits                                                (5,000)              (13,000)               40,000
                                                          ------------          ------------          ------------
  Net cash from (used for) operating
   activities                                              (4,529,058)           (1,304,142)           (1,616,923)
                                                          ------------          ------------          ------------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
Additions to property and equipment                          (210,724)              (99,167)                   --
                                                          ------------          ------------          ------------
CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
Proceeds from mortgage loans                               12,022,452             2,691,653             8,888,738
Repayments on mortgage loans                               (6,122,937)           (3,030,471)           (6,912,638)
Proceeds from notes payable                                   320,280                79,545                    --
Repayments on notes payable                                  (179,947)               (5,935)                   --
Net (repayments) borrowings under warehouse
 line of credit agreements                                   (120,773)             (117,278)             (317,560)
Loan costs                                                    (76,818)               (5,304)              (59,866)
Advances (to) from an affiliate                            (1,061,634)            1,791,165                    --
                                                          ------------          ------------          ------------
  Net cash from (used for) financing
   activities                                               4,780,623             1,403,375             1,598,674
                                                          ------------          ------------          ------------
  Net increase (decrease) in cash                              40,841                    66               (18,249)

CASH, beginning of period                                       7,625                 7,559                25,808
                                                         ------------          ------------          ------------
CASH, end of period                                      $     48,466          $      7,625          $      7,559
                                                         ============          ============          ============

Cash paid during period for:
Interest, net of amounts capitalized                     $    147,867          $    611,128          $    747,150

Noncash investing activities:
Investment in note receivable - affiliate by
 entering into a participation agreement                 $     --              $     --              $  1,072,727

Noncash financing activities:
Principal reduction on mortgage loan by
 offsetting supplemental interest                        $     --              $     --              $    750,000

The accompanying notes to financial statements are an integral part of these statements.

                        NTS/VIRGINIA DEVELOPMENT COMPANY
                          NOTES TO FINANCIAL STATEMENTS


1.     Significant Accounting Policies

       A)  Organization

           NTS/Virginia Development Company (Fawn Lake) was organized on December 8, 1987 as a Virginia corporation. Fawn Lake is an Affiliate under common control with NTS Corporation, the Sponsor of the NTS Mortgage Income Fund. The NTS Mortgage Income Fund is the primary creditor of Fawn Lake. Fawn Lake is in the process of developing approximately 2,825 acres of land located in the Chancellor district of Spotsylvania County, Virginia, approximately 60 miles south of Washington D.C., into a single-family residential community and a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. Included on the property is a 285 acre lake. Fawn Lake will have amenities consisting of a clubhouse, pool, tennis courts and boat docks.

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

       F)  Tax Status

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

4.     Inventory

       Inventory consists of the following as of December 31:


                                           1995                  1994
                                        -----------           ---------
     Land held for future development,
     under development and completed
     lots                              $20,714,958           $18,467,827
     Country club (net of membership
     initiation fees)                    5,207,703             2,213,524
     Amenities                           4,889,574             4,786,454
                                       -----------           ---------
                                       $30,812,235           $25,467,805
                                       ===========           ===========

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

6.     Notes and Mortgage Loans Payable

       Notes and mortgage loans payable consist of the following as of December 31:

                                                 1995                1994
                                              -----------         -----------
Mortgage loan payable to the Fund in
the amount of $28,000,000, bearing
interest equal to the greater of 17% of
Gross Receipts or 4.42% of the
outstanding loan balance, due July 1,
1997, secured by inventory and a
subordinated first mortgage on 37 acres
of land, generally principal payments
consist of approximately 83% of the
Gross Receipts of lot sales                  $27,459,598         $19,900,369

Mortgage payable to the Fund in the
amount of $2,000,000, bearing interest
at the rate of Prime + 3/4%, due
November 30, 1996, secured by the Fawn
Lake Golf Course                               1,073,953                  --

Warehouse Line of Credit Agreements
with two banks bearing interest at the
Prime Rate + 1/2% and Prime Rate +
3/4%, due November 30, 1996
($1,033,758) and September 30, 1996
($4,084,944), secured by notes
receivable, principal payments consist
of payments received from notes
receivable securing the obligation             5,118,702           5,239,476

Mortgage loan payable in the amount of
$540,000 with total disbursements not
to exceed $675,000 bearing interest at
the Prime Rate + 1% and gross receipts
interest of 2% of the gross proceeds
from lot sales, due September 15, 1996,
secured by a first mortgage on 24 lots
in Fawn Lake, principal payments
consist of 85% of the gross proceeds of
lot sales to builders and 75% of the
gross proceeds of lot sales to
individuals                                      502,936             336,607

                                      (continued next page)

                                                  1995                1994
                                              -----------         -----------
Bank note payable in the amount of
$165,276, bearing interest at the rate
of 8.75%, due January 14, 1999, secured
by golf course maintenance equipment          $   165,276            $     --

Bank note payable in the amount of
$79,545 bearing interest at the rate of
7.99%, due October 1, 1997, secured by
golf course maintenance equipment                  48,667              73,611

Mortgage loan payable in the amount of
$2,900,000, bearing interest at the
Prime Rate + 2 1/2%, secured by 1,557
acres of land with principal payments
of $50,000 per month commencing on
September 15, 1994.  The mortgage loan
was paid in full January 1995.                         --           2,800,000

Note payable to International Paper
Realty Corporation in the amount of
$300,000, bearing 0% interest and
secured by a first mortgage on 3
residential lots in Fawn Lake.  The
loan is to be paid in 18 equal
installments starting January 15, 1994
with final payment due June 15, 1995                --                 99,996
                                              -----------         -----------
                                              $34,369,132         $28,450,059
                                              ===========         ===========

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

7.     Related Party Transactions

       Development and marketing activities, which include accounting, are managed by NTS Residential Properties, Inc. - Virginia (Residential),a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. These entities are under common control with Fawn Lake. Residential received 25% of the gross proceeds of lot sales to individuals and 15% of the gross proceeds of lot sales to builders as a fee for its service. The fee amounted to $505,950 and $1,025,204 for the years ended December 31, 1994 and 1993, respectively. Subsequent to June 30, 1994, the fee is no longer being charged by Residential.

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