Form 10-K
period 1996-12-31
NTS MORTGAGE INCOME FUND
filed 1997-03-31
CIK 841942

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
  X          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended    December 31, 1996
                                                  OR
  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from ______________ to ________________
             Commission file number    0-18550
                                       -------

                          NTS MORTGAGE INCOME FUND
                          ------------------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

             Delaware                                61-1146077
             --------                                ----------
  (State or other jurisdiction of                     (I.R.S. Employer
  -------------------------------                     ----------------
  incorporation or organization)                      Identification No.)
  ------------------------------                      -------------------

  10172 Linn Station Road, Louisville, Kentucky          40223
  ------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (502) 426-4800
---------------------------------------------------   --------------

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

                                 YES X    NO ______
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1997, there were approximately 3,187,000 shares of common stock outstanding. The aggregate sales price for shares sold was approximately $63,690,000. There is no current market for these shares although it is possible that one will develop.

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

                                TABLE OF CONTENTS


                                                                   Pages
                                                                   -----

                                     PART I

Item 1      Business                                                 3-8
Item 2      Properties                                                 8
Item 3      Legal Proceedings                                          8
Item 4      Submission of Matters to a Vote of Security Holders        8

                                     PART II

Item 5      Market for the Registrant's Shares and Related
              Stockholder Matters                                   9-10
Item 6      Selected Financial Data                                   11
Item 7      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  12-23
Item 8      Financial Statements and Supplementary Data            24-69
Item 9      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                     70

                                    PART III

Item 10     Directors and Executive Officers of the Registrant     70-73
Item 11     Executive Compensation                                    74
Item 12     Security Ownership of Certain Beneficial Owners and
              Management                                              74
Item 13     Certain Relationships and Related Transactions         74-75

                                     PART IV

Item 14     Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                             76


Signatures                                                            77

                                     PART I

Item 1.      Business
             -----------

Some of the statements included in Items 1 and 2, Business and Properties, or elsewhere in this report, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Fund anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Fund expected also may not occur or occur in a different manner, which may be more or less favorable to the Fund. The Fund does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Capitalized terms shall have the meaning ascribed them in the "Glossary" on pages 75 to 81 of the Fund's Prospectus, which is filed herewith and incorporated herein by reference.

The following narrative does not reflect the impact, if any, of the proposed transactions discussed at the end of Item 1.

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

The Fund's objectives as orignially described in the Prospectus are to (i) preserve and protect capital; (ii) distribute cash flow on a regular basis as it is available; and (iii) increase the value of the Fund's Net Assets and the Shares through receipt of Incentive Interest or Gross Receipts Interest and, to a lesser extent, through the acquisition, operation and disposition of Real Estate Investments. Incentive Interest is the Fund's share in the Increase in Value of a property securing a Mortgage Loan and shall be payable in connection with Mortgage Loans secured by Real Estate not held for sale in the ordinary course of business. Gross Receipts Interest is an amount equal to a specified percentage of the Affiliated Borrower's Gross Receipts from the sale of the underlying Real Estate received during the term of the Mortgage Loan and shall be payable in connection with Mortgage Loans secured by Real Estate held for sale in the ordinary course of business. It is not an objective of the Fund to provide tax-sheltered income. There can be no assurance that these investment objectives will be attained.

The Fund has elected and is qualified to be treated as a real estate investment trust under the Internal Revenue Code Sections 856-860 for the years ended December 31, 1996, 1995 and 1994. The Fund is required to terminate and liquidate its assets by December 31, 2008.

There are currently five directors of the Fund, two of whom are affiliated with the Advisor and three of whom are Independent Directors. The Directors are responsible for the management and control of the affairs of the Fund.

        ---------------------

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

        --------------------

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

        ---------------------

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

The Fund's investments at December 31, 1996 were as follows:

   A Mortgage Loan to NTS/Lake Forest II Residential Corporation, an Affiliated Borrower, to fund the development of Lake Forest North, a specified investment. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts from the sale of residential lots or 4.42% of the average outstanding loan balance and matures July 1, 1997. It is secured by a first mortgage on approximately 532 acres of residential land located in Louisville, Kentucky. The Fund has subordinated its first mortgage on approximately 180 acres to unaffiliated lenders who provided construction financing in the amount of $5,840,000 (with an outstanding balance of $4,166,187 as of December 31, 1996) for the development of those acres. The Fund's loan balance was $25,857,472 at December 31, 1996.

   A Mortgage Loan to NTS/Virginia Development Company, an Affiliated Borrower, to fund the development of Fawn Lake, a specified investment. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts from the sale of residential lots or 4.42% of the average outstanding loan balance and matures July 1, 1997. It is secured by a first mortgage on approximately 2,207 acres of residential land and improvements thereon located in Fredericksburg, Virginia. The Fund has subordinated its first mortgage on approximately 22 acres to an unaffiliated lender who provided construction financing in the amount of $325,000 (with an outstanding balance of $243,393 as of December 31, 1996) for the development of those acres. The Fund's loan balance was $28,966,245 at December 31, 1996.

   A Temporary Mortgage Loan to NTS/Virginia Development Company, an Affiliated Borrower, to fund the construction of the Fawn Lake Golf Course. The loan bears interest at the Prime Rate plus 3/4%, payable monthly, and matures July 31, 1997. The loan is secured by a first mortgage on approximately 187 acres of residential land and improvements thereon. The principal balance is guaranteed by NTS Guaranty Corporation. The Fund's loan balance was $1,998,850 at December 31, 1996.

   A Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to fund the development of Orlando Lake Forest, a specified investment. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts from the sale of residential lots or 6.46% of the average outstanding loan balance and matures January 31, 1998. It is secured by a participation interest in a first mortgage on approximately 398 acres of residential land located in Orlando, Florida. An Affiliate of the Fund's Sponsor participates with the Fund regarding this Mortgage Loan. As of December 31, 1996, the Fund's ownership percentage was approximately 63% and the Fund's share of the outstanding loan balance was $7,126,366, which is net of an unaccreted discount of $1,127,407.

   A Temporary Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, the proceeds of which were used to partially fund the Orlando Lake Forest Project, a specified investment. The loan bears

        ---------------------

   interest at the Prime Rate plus 2%, payable quarterly, and is a demand loan. It is secured by the partnership interests of both general partners in the Orlando Lake Forest Joint Venture and a pledge of 390 shares of the Class A common stock in NTS/Virginia Development Company by J. D. Nichols, Chairman of the Board of Directors of the Sponsor. The principal balance is guaranteed by NTS Guaranty Corporation. Effective July 1, 1992, the Fund discontinued accruing interest income on the Temporary Loan and classified the loan as non-earning. The Fund has entered into a forbearance agreement with the Joint Venture whereby, effective April 1, 1995, no interest will be due on this loan until January 31, 1998. In addition, the Fund has established a loan loss reserve of $1,500,000 as of December 31, 1996 regarding this loan. In October 1993, NTS/Virginia Development Company (Fawn Lake) and NTS/Lake Forest II Residential Corporation (Lake Forest) entered into a participation agreement with the Fund whereby they were each assigned an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture in consideration for reducing the amount of Supplemental Interest credit then due to them by the Fund. As of December 31, 1996, the interest assigned to Fawn Lake and Lake Forest was 17.651% and 19.125%, respectively. The Fund's ownership percentage was 63.224% and the Fund's share of the loan balance was $3,838,831 at December 31, 1996.

On February 12, 1997, the Fund entered into a letter of intent (the Letter of Intent) with NTS Corporation and its Affiliates, NTS Development Company, Fawn Lake, and Lake Forest regarding the Fund's loans to Fawn Lake and Lake Forest. The Letter of Intent provided for, among other things, a restructuring of the Fund's loans to Fawn Lake and Lake Forest. The Letter of Intent contemplates that ownership of the properties will be transferred to the Fund, which expects to continue the development to completion of such properties and ultimately, their orderly sale.

The parties to the Letter of Intent agreed to consider a general restructuring of the relationship among the Fund, NTS Corporation and its various Affiliates. The Fund has not yet determined the method by which it will acquire control of the projects.

Generally Accepted Accounting Principles require that transactions as contemplated by the Letter of Intent be recorded at fair market value. Management can not determine at this time whether or not such transactions, if completed, will result in a loss. In addition, in connection with the ongoing development of the projects, it is likely that the Fund will be required to change its tax status from a Real Estate Investment Trust to a conventional corporation.

The Fund, as owner of the Fawn Lake and Lake Forest projects, expects that it will continue development of the projects and the orderly sale of lots, golf course memberships and ancillary services through sell-out, as well as the sale of the Fawn Lake Country Club, when appropriate. As owner, the Fund will be responsible for continuing development, operations and marketing costs through the remaining lives of the projects and it may be necessary for the Fund to borrow additional funds to complete the development. While the Fund believes that such funds will be more readily available if it owns the projects, it is not certain that the Fund will be able to borrow the funds necessary to complete the projects.

The Letter of Intent also contemplates that NTS Development Company, or another subsidiary or affiliate of NTS Corporation (the "Manager"), will enter into a management agreement ( the "Management Agreement") with the Fund pursuant to which the Manager will, as authorized agent for the Fund, provide exclusive management, development, marketing and sales efforts and personnel to the Fund, and take all other actions necessary to manage the

        --------------------

development of the projects to completion and the sale of lots, golf memberships, ancillary services and the Fawn Lake Country Club. The terms of the Management Agreement have not yet been finalized. The parties to the Letter of Intent are presently negotiating the definitive agreements contemplated by the Letter of Intent but have not yet agreed on final terms.

Item 2.      Properties
             -----------

The Fund makes loans which are secured or collateralized by an interest in real property. See Item 1 of this Form 10-K and Note 4 of the Fund's Notes to Financial Statements for information pertaining to the properties which collateralize the Fund's mortgage loans.

Item 3.      Legal Proceedings
             -----------------

In July 1994, the Fund was named as a defendant in a complaint originally filed by Jeno Paulucci & Silver Lakes I, Inc. in August 1992 against NTS Corporation (the Fund's Sponsor) and various Affiliates of the Fund's Sponsor. The terms of the settlement agreement are confidential. However, as no monetary awards were assessed against or are payable by the Fund under the agreement, it is not anticipated that the settlement will have a material impact on the Fund's financial position or results of operations.

Item 4.      Submission of Matters to a Vote of Security Holders
             ----------------------------------------------------

The Fund did not submit any matters to a vote of its security holders during the quarter ended December 31, 1996.

                                     PART II



Item 5.      Market for the Registrant's Shares and Related Stockholder Matters
             ------------------------------------------------------------------

The selling price of the Shares was $20 per Share. The Fund's Shares are freely transferable but are not listed or included for quotation on a national securities exchange. As of March 1, 1997, there were 4,021 record holders of the Fund's Shares. Cash dividends declared varied based upon the date of Stockholder admittance. Dividends in 1996, 1995 and 1994 represent a return on invested capital of 0.95%, 1.01% and 2.30%, respectively. The amount of dividends declared was based on net taxable income earned per year.

Dividends per share for the year ended December 31, 1996 were declared as follows:


                     First Quarter    $ .045
                    Second Quarter      .045
                     Third Quarter      .045
                    Fourth Quarter      .055
                                        ----

                                      $ .190
                                        ====

Dividends per share for each of the two years in the period ended December 31, 1995 were declared as follows:


                           1995              1994
                           ----              ----
     January               $.03              $.06
     February               .03               .06
     March                  .03               .06
     April                  .03               .03
     May                    .01               .03
     June                   .01               .03
     July                   .01               .03
     August                 .01               .03
     September              .01               .03
     October                .01               .03
     November               .01               .03
     December               .01               .04
                            ---               ---
                           $.20              $.46
                            ===               ===

Item 5.Market for the Registrant's Shares and Related Stockholder Matters -
       --------------------------------------------------------------------
          Continued
          ---------


The following table presents that portion of the Fund's dividends that represent a return of capital under Generally Accepted Accounting Principals (GAAP) for each of the three years in the period ended December 31, 1996.

                             1996               1995               1994
                          ----------         ----------         ----------
Net Income                $  850,309         $  858,334         $1,782,171
                            ========          =========          =========
Dividends Declared        $  605,601         $  643,841         $1,466,166
                            ========          =========          =========
Return of Capital
 (GAAP Basis)             $   --             $   --             $    --
                           =========          =========          =========


The Fund uses tax-reporting accounting in applying the REIT-qualifying test that requires 95% of taxable income to be paid out in dividends.

The following table presents that portion of the Fund's dividends that represent a return of capital under tax-reporting accounting.


                             1996             1995             1994
                          ----------       ----------       -----------
Net Taxable Income        $  631,114       $  672,098       $1,540,323
                           =========        =========        ==========
Dividends Declared        $  605,601       $  643,841       $1,466,166
                           =========        =========        ==========
Return of Capital
 (TAX Basis)              $    --          $    --          $    --
                           =========        =========        ==========

See Note 1C to Notes to Financial Statements and the Results of Operations under Management's Discussion for a detailed discussion of the differences between GAAP net income and net taxable income.

The continued needs of the projects to which the Fund has outstanding loans may significantly reduce the Fund's cash flows. Therefore, the Fund's Board of Directors has determined to terminate the Fund's quarterly distribution for the foreseeable future effective as of the first quarter of 1997.

Item 6.         Selected Financial Data
                -----------------------

Years ended December 31, 1996, 1995, 1994, 1993 and 1992.



                                    1996          1995          1994          1993          1992
                                -----------    ---------     ---------     ---------    ----------

    Affiliated Mortgage Loans
    Receivable, net (2)         $66,287,764   $63,655,706   $50,583,397   $50,884,695   $54,487,053
                                ===========   ===========   ===========   ===========   ===========

     Total Assets               $68,745,709   $65,511,633   $51,264,380   $51,635,523   $55,319,877
                                ===========   ===========   ===========   ===========   ===========

     Total Revenues             $ 3,304,995   $ 2,884,652   $ 2,985,004   $ 4,025,301   $ 4,957,075

     Total Expenses               2,454,686     2,026,318     1,202,833     2,494,705     1,244,816
                                -----------   -----------   -----------   -----------   -----------

     Net Income                 $   850,309   $   858,334   $ 1,782,171   $ 1,530,596   $ 3,712,259
                                ===========   ===========   ===========   ===========   ===========


     Weighted Average Number
     of Shares                    3,187,333     3,187,333     3,187,333     3,187,333     3,179,039
                                ===========   ===========   ===========   ===========   ===========

     Net Income per Share of
     Common Stock               $       .27   $       .27   $       .56   $       .48   $      1.17
                                ===========   ===========   ===========   ===========   ===========

     Taxable Income (prior to
     dividend paid deduction)
                           (3)  $   631,114  $   672,098   $ 1,540,323   $ 2,553,129   $ 4,386,749
                                ===========   ===========   ===========   ===========   ===========

     Taxable Income (prior to
     dividend paid deduction)
     per Share of Common
     Stock                      $       .20   $       .21   $       .48   $       .80   $      1.38
                                ===========   ===========   ===========   ===========   ===========

     Cash Dividends Declared
     (4)                        $   605,601   $   643,841   $ 1,466,166   $ 2,439,335   $ 4,295,678
                                ===========   ===========   ===========   ===========   ===========

     Cash Dividends Declared
     per Share of Common
     Stock                      $       .19   $       .20   $       .46   $       .77   $      1.35
                                ===========   ===========   ===========   ===========   ===========


(1) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.
(2) Represents the carrying amount of the mortgage loans, which is equal to their face amount less unamortized commitment fees and unaccreted discounts. The 1996, 1995, 1994, 1993, and 1992 balances are net of an allowance for loan losses of $1,500,000, $1,553,397, $1,638,855,
       $1,730,000 and $230,000, respectively.
(3) See Note 1C of the Notes to Financial Statements for an explanation of differences between net income and taxable income.
(4) Cash dividends declared during 1996, 1995, 1994, 1993 and 1992 varied based upon the date of Stockholder admittance.

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

Liquidity and Capital Resources
-------------------------------

The Fund's primary investment strategy is to make investments in Mortgage Loans. As of December 31, 1996 and 1995 the Fund had commitments outstanding for Mortgage Loans aggregating $67,168,000 and $64,315,000 of which approximately $61,950,000 and $59,177,000 had been funded, respectively. The balance of these commitments will be drawn over a period of years in a series of advances as the borrowers develop the projects. Also, the Fund has invested in Temporary Investments totalling approximately $5,838,000 and $6,032,000 as of December 31, 1996 and 1995, respectively. Reference is made to Note 4 of the Notes to Financial Statements for further information regarding the Fund's investments as of December 31, 1996.

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

     The Orlando Project is encumbered by a loan in the amount of $14,000,000 (with an outstanding balance of $13,086,004 as of December 31, 1996) from the Fund and an Affiliate of the Fund's Sponsor. The loan is secured by a first mortgage on the Project, approximately 398 acres of residential land and improvements thereon located in Orlando, Florida. On February 17, 1995, an agreement was reached with the bank which held the first mortgage on the majority of the Orlando Project. As a result of negotiations between the Fund and the unaffiliated bank, the bank sold its interest in the loan to the Fund at a substantial discount. The Fund and the Affiliate of the Fund's Sponsor, which holds the remaining interest in the first mortgage, entered into a participation agreement (the Master Loan Participation Agreement) whereby the Fund and the Affiliate will own a proportionate share of the first mortgage. The initial ownership percentages were 50% to the Fund and 50% to the Affiliate, however, the percentage ownership will fluctuate as additional principal is advanced to the Orlando Project by the Fund and as principal payments are received. Ownership percentage is determined in accordance with the ratio of each participant's share of the outstanding loan balance to the total outstanding loan balance. The Fund's ownership percentage was approximately 63% as of December 31, 1996. Upon the Fund's purchase of an interest in the loan, it was

-------------------------------------------

     converted to a cash flow mortgage loan which bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 6.46% of the average outstanding loan balance and matures January 31, 1998. The Fund's share of the loan balance was $7,126,366, as of December 31, 1996, which is net of an unaccreted discount of $1,127,407.

     The Orlando Project is encumbered by a Temporary Mortgage Loan in the amount of $7,818,000 (with an overall outstanding balance by the Orlando Project of $6,071,752 as of December 31, 1996) to partially fund the Orlando Lake Forest Project. The loan is secured by the partnership interests of both general partners in the Orlando Lake Forest Joint Venture and 390 shares of the Class A common stock of NTS/Virginia Development
     Company (Fawn Lake). The Temporary Mortgage Loan is classified as non-earning and is on a demand basis. The Principal balance outstanding of the Temporary Mortgage Loan is guaranteed by NTS Guaranty Corporation pursuant to the Fund's Junior Mortgage Loan Guaranty. In October 1993, Fawn Lake and NTS/Lake Forest II Residential Corporation (Lake Forest) entered into a participation agreement with the Fund (the Temporary Mortgage Loan Participation Agreement) whereby they were each assigned an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture in consideration for reducing the amount of Supplemental Interest credit then due to them by the Fund. As of December 31, 1996, the interest assigned to Fawn Lake and Lake Forest was 17.651% and 19.125%, respectively. The Fund's ownership percentage was 63.224% and the Fund's share of the loan balance was $3,838,831 at December 31, 1996.

     On October 19, 1992, the Fund notified the Orlando Lake Forest Joint Venture (the "Joint Venture") that the Joint Venture is in default regarding the Fund's Temporary Mortgage Loan to the Joint Venture. The defaults occurred when the Joint Venture failed to pay the Fund the interest that was due on the Temporary Mortgage Loan as of October 1, 1992. The default gives the Fund the right to accelerate the indebtedness and foreclose its security interest in the partnership interests pledged against the Temporary Mortgage Loan. Also, the Fund has the right to pursue the NTS Guaranty Corporation for its guaranty of the Principal balance outstanding on the Temporary Mortgage Loan. The ability of the Guarantor to honor its guaranty on the Temporary Mortgage Loan is expressly limited to its assets and its ability to draw upon a $10 million demand note receivable from Mr. J. D. Nichols, Chairman of the Board of Directors of the Fund's Sponsor. Mr. Nichols has contingent liabilities which exist in connection with debt on properties held by himself or his affiliates. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor. The Fund's Board of Directors continues to evaluate the collectability of the guaranty. The Board is also concerned about the possible detrimental effects that the collection proceedings may have on the Fund's other loans to other Affiliated Borrowers. As a result, the Board has concluded that it is in the best interest of the Fund and its Stockholders to pursue a work-out plan to both preserve the assets of the Fund and support the viability of the projects to which it has outstanding loans. On March 24, 1993 the first part of this plan was implemented whereby the Fund received additional collateral in the form of a pledge of 390 shares of the Class A common stock in NTS/Virginia Development Company by J. D. Nichols to support the collectability of the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture.

     The Fund discontinued the recognition of interest income from the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture beginning July 1, 1992, until the principal and interest have been received. The Fund intends to pursue collection of all amounts due. The Fund has entered into a forbearance agreement with the Orlando Lake

-------------------------------------------

Forest Joint Venture whereby, effective April 1, 1995, no interest will be due on this loan through January 31, 1998. The Fund will reevaluate the status of the Orlando Project at that time to determine what, if any, additional courses of action to pursue and whether to extend the forbearance of interest. As of December 31, 1996, approximately $1,553,000 of interest remains due the Fund on this loan.

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

In June of 1995, the Fund's Board of Directors approved a change to the terms of the Master Loan Participation Agreement and the Temporary Mortgage Loan Participation Agreement. Effective April 1, 1995, the Affiliate of the Fund's Sponsor agreed that the Fund may retain all payments of principal which the Affiliate would be entitled to receive on the first Mortgage Loan. The Fund is applying such sums as payment by the Orlando Lake Forest Joint Venture of the Fund's share of the principal balance outstanding on the Temporary Mortgage Loan. This will continue until such time as the Fund's share of the outstanding principal of the Temporary Mortgage Loan has been repaid in full. The Fund has received $1,139,394 and $541,899 for the years ended December 31, 1996 and 1995, respectively, which was applied to the principal balance outstanding on the Temporary Mortgage Loan via this agreement.

The completion and marketing of the Orlando Project as planned should allow the Orlando Lake Forest Joint Venture to repay both the first mortgage and the outstanding principal balance of the Fund's Temporary Mortgage Loan.

The Fund has established a $1,500,000 loan loss reserve regarding the Temporary Mortgage Loan. The amount of the reserve is based on the requirements by GAAP that the mortgage loans be carried at the lower of the carrying value of the asset or fair value. Given the likelihood that it will be some time in the future before the Fund can collect the principal balance outstanding, GAAP requires that the stream of estimated future cash flows be discounted to determine the fair value at the balance sheet date even though this loan is guaranteed by NTS Guaranty Corporation. This calculation does not lessen the Fund's ability or expectation that the entire principal balance outstanding will be collected in full.

The Orlando Project had been encumbered by a Phase-In Mortgage Loan from the Fund to the Orlando Lake Forest Joint Venture for the development of Section II of the Orlando Project. In October 1996, the last lot in Section II of the Orlando Project was sold and the proceeds therefrom were transferred to the Fund. These proceeds were applied to the outstanding balance of the Fund's $3,000,000 Phase-In Mortgage Loan to the Orlando Lake Forest Joint Venture. The loan was non-recourse, thus, the remaining $53,397 still due the Fund after the application of the lot proceeds was written off as an amount deemed uncollectible. The Fund has no further course of action to pursue collection.

In July 1994, the Fund was named as a defendant in a complaint originally filed by Jeno Paulucci & Silver Lakes I, Inc. in August 1992 against NTS Corporation (the Fund's Sponsor) and various Affiliates of the Fund's Sponsor. The terms of the settlement agreement are confidential. However, as no monetary awards were assessed against or are payable by the Fund under the agreement, it is not anticipated that the settlement will have a material impact on the Fund's financial position or results of operations.

-------------------------------------------


The Fawn Lake project is a single-family residential community owned by NTS/Virginia Development Company, an Affiliated Borrower. Fawn Lake is encumbered by the following notes:

     A note payable in the amount of $325,000 (with an outstanding balance of $ 243,393 as of December 31, 1996) from an unaffiliated lender which is secured by a first mortgage on 14 residential lots (approximately 22 acres of residential land and improvements thereon). The purpose of the loan was to provide construction financing to develop approximately 44 lots of the Fawn Lake project (30 of which have been sold and released from the mortgage). The Fund's Board of Directors agreed to subordinate the Fund's Mortgage Loan regarding the 44 lots until the unaffiliated lender note is paid in full. The note bears interest at the Prime Rate plus 1%, payable monthly, and matures September 15, 1997.

     A Mortgage Loan from the Fund in the amount of $30,000,000 (with an outstanding balance of $28,966,245 as of December 31, 1996) to fund the development of the Fawn Lake project, a specified investment. The loan is secured by a first mortgage on approximately 2,207 acres of residential land and improvements thereon located in Fredericksburg, Virginia. The Fund has subordinated its first mortgage on approximately 22 acres regarding the loan discussed above. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 4.42% of the average outstanding loan balance and matures July 1, 1997.

     A Temporary Mortgage Loan from the Fund in the amount of $2,500,000 (with an outstanding balance of $1,998,850 as of December 31, 1996) to fund the construction of the Fawn Lake Golf Course. The loan bears interest at the Prime Rate plus 3/4%, payable monthly, and matures July 31, 1997. The loan is secured by a first mortgage on approximately 187 acres of residential land and improvements thereon. The Principal balance outstanding of the Temporary Mortgage Loan is guaranteed by NTS Guaranty Corporation pursuant to the Fund's Junior Mortgage Loan Guaranty.

The Lake Forest project is a single-family residential community owned by NTS/Lake Forest II Residential Corporation, an Affiliated Borrower. Lake Forest is encumbered by the following notes:

     A note payable with an unaffiliated lender in the amount of $875,000 (with an outstanding balance of $258,060 as of December 31, 1996) which is secured by a first mortgage on 10 residential lots (approximately 3 acres of residential land and improvements thereon). The purpose of the loan was to provide construction financing to develop 25 lots in the Lake Forest project (15 of which have been sold and released from the mortgage). The Fund has subordinated its Mortgage Loan regarding the 25 lots until the unaffiliated lender note is paid in full. The note bears interest at the Prime Rate plus 1%, payable monthly, and matured November 24, 1996, an extension is being negotiated.

     A note payable with an unaffiliated bank in the amount of $4,965,000 (with an outstanding balance of $3,908,127 as of December 31, 1996) which is secured by a first mortgage on the Lake Forest Country Club golf course (approximately 176 acres of residential land and improvements thereon). The purpose of the loan was to provide construction financing to construct the clubhouse building for the Country Club. The Fund has subordinated its Mortgage Loan regarding the 176 acres until the unaffiliated bank note is paid in full. The note bears interest at the Prime Rate plus 1%, payable monthly, and matures July 31, 1999.

--------------------------------------------

     A Mortgage Loan from the Fund in the amount of $28,000,000 (with an outstanding balance of $25,857,472 as of December 31, 1996) to fund the development of the Lake Forest project, a specified investment. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 4.42% of the average outstanding loan balance and matures July 1, 1997. The loan is secured by a first mortgage on approximately 532 acres of residential land and improvements thereon located in Louisville, Kentucky of which approximately 180 acres have been subordinated regarding the loans discussed above.

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

On March 21, 1996, the Fund's Board of Directors approved an increase in the loan commitment amount to Fawn Lake from $28,000,000 to $30,000,000. The purpose of the increase is to pay ongoing development costs.

On September 27, 1996, the Fund's Board of Directors approved an increase in the loan commitment amount to Orlando Lake Forest from $13,000,000 to $14,000,000. The purpose of the increase is to pay ongoing development costs.

On February 12, 1997, the Fund entered into a letter of intent (the Letter of Intent) with NTS Corporation and its Affiliates, NTS Development Company,

--------------------------------------------

Fawn Lake and Lake Forest, regarding the Fund's loans to Fawn Lake and Lake Forest. The Letter of Intent provides for a restructuring of the Fund's loans to Fawn Lake and Lake Forest. The Letter of Intent contemplates that the ownership of the properties will be transferred to the Fund, which plans to continue the development to completion of such properties and, ultimately, their orderly sale.

The parties to the Letter of Intent agreed to consider a general restructuring of the relationships among the Fund, NTS Corporation and its various Affiliates. The Fund has not yet determined the method by which it will acquire control of the projects.

Generally Accepted Accounting Principles require that transactions as contemplated by the Letter of Intent be recorded at fair market value. Management can not determine at this time whether or not such transactions, if completed, will result in a loss. In addition, in connection with the ongoing development of the projects, it is likely that the Fund will be required to change its tax status from a Real Estate Investment Trust to a conventional corporation.

The Fund, as owner of the Fawn Lake and Lake Forest projects, expects to continue development of the projects and the orderly sale of lots, golf course memberships and ancillary services through sell-out, as well as the sale of the Fawn Lake Country Club, when appropriate. As owner, the Fund will be responsible for continuing development, operations and marketing costs through the remaining lives of the projects and it may be necessary for the Fund to borrow additional funds to complete the development. While the Fund believes that such funds will be more readily available if it owns the projects, it is not certain that the Fund will be able to borrow the funds necessary to complete the projects.

The Letter of Intent contemplates that NTS Development Company, or another subsidiary or affiliate of NTS Corporation (the "Manager"), will enter into a management agreement ( the "Management Agreement") with the Fund pursuant to which the Manager will, as authorized agent for the Fund, provide exclusive management, development, marketing and sales efforts and personnel to the Fund, and take all other actions necessary to manage the development of the projects to completion and the sale of lots, golf memberships, ancillary services and the Fawn Lake Country Club. The terms of the Management Agreement have not yet been finalized. The parties to the Letter of Intent are presently negotiating the definitive agreements contemplated by the Letter of Intent but have not yet agreed on final terms.

On January 24, 1992, the Fund entered into a loan agreement with an unaffiliated bank providing for a credit facility of up to $2.8 million secured by a collateral assignment of the Fund's mortgage to Lake Forest. On August 3, 1993, the credit limit was raised to $4 million. The loan was paid in full on January 10, 1995.

On January 10, 1995, the Fund entered into a loan agreement with an unaffiliated bank providing for a credit facility of up to $13.8 million secured by a collateral assignment of the Fund's mortgages to Lake Forest and Fawn Lake. The purpose of the loan is to refinance the Fund's existing credit facility, increase the Fund's investment portfolio and provide additional operating capital for the Fund. The loan bears interest at the Prime Rate plus 1%, payable monthly and matures December 27, 1997. The Fund made principal payments on the loan equal to $12,000 per lot from lot sales at Lake Forest and $1,000 per lot from lot sales at Fawn Lake during 1995 and $13,500 per lot from lot sales at Lake Forest and $1,000 per lot from lot sales at Fawn Lake during 1996. The Fund will make principal payments on the loan equal to $27,500 per lot from lot sales at Lake Forest and $1,000 per lot from lot sales at Fawn Lake during 1997. The loan is guaranteed by Mr. J. D. Nichols, Chairman of the Board of the Fund's Sponsor.

-------------------------------------------

In the fourth quarter of 1995, the Fund entered into a loan agreement with an unaffiliated bank for $2,000,000 secured by a collateral assignment of the Fund's mortgage to Fawn Lake regarding approximately 187 acres of residential land and improvements known as the Fawn Lake Golf Course. The purpose of the loan is to fund the remaining construction of the Fawn Lake Golf Course. The loan bears interest at the Prime Rate plus 3/4%, payable monthly. In February 1997, the loan balance was increased to $2,500,000 and the maturity date was extended to July 31, 1997.

The Fund has received advances from Affiliates of the Fund's Sponsor, net of repayments, totalling $4,524,667 and $1,885,000 as of December 31, 1996 and 1995, respectively. The advances had been at various rates averaging approximately 5.75% when they matured April 15, 1996. On April 15, 1996 the interest rate on all borrowings from Affiliates of the Fund's Sponsor increased to the Prime Rate. The maturity date on $2,320,000 of the borrowings is March 31, 1999 and $2,204,667 is due on demand. In February 1997, the maturity date on $1,054,667 of the borrowings due on demand was extended to May 1, 1999. In addition, the Fund is making principal payments on the advances equal to $3,000 per lot from lot sales at Fawn Lake, Lake Forest and the Orlando Project from April 15, 1996 through March 31, 1997; $5,000 per lot from April 1, 1997 through March 31, 1998; and $7,500 per lot from April 1, 1998 through March 31, 1999. Additional principal payments will be made to the Affiliates as cash flow permits. Interest paid to the Affiliates was $258,191 and $82,050 for the years ended December 31, 1996 and 1995, respectively. No interest was due to Affiliates in 1994. The advances were made to meet the development plans of the projects to which the Fund has outstanding loans.

During the year ended December 31, 1996, the Fund received repayment on four mortgage loans and two temporary investments in the aggregate principal amount of $8,099,364. The repayments on mortgage loans were generally equal to approximately 83% of the Gross Receipts received on lot sales less closing costs. The Fund made investments in three mortgage loans and one temporary investment in the aggregate principal amount of $10,562,950.

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

During the year ended December 31, 1996, the Fund borrowed $1,201,999 from its various lenders. The Fund repaid $1,075,022 of its borrowings primarily from loan repayments made by NTS/Lake Forest II Residential Corporation. In addition, the Fund borrowed $4,077,457 from an Affiliate of the Fund's Sponsor. The Fund repaid $1,437,790 of these affiliated borrowings primarily from loan repayments make by the Orlando Lake Forest Joint Venture.

--------------------------------------------

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

The Fund intends to maintain a working capital reserve equal to 1% of the gross proceeds received. The Fund may alter the percentage of such reserves if deemed necessary. As of December 31, 1996, the Fund had cash and equivalents of approximately $716,000.

The Fund's primary source of liquidity has been from the interest earned on the Mortgage Loans on the Temporary Investments. It is expected that this will continue to be a primary source of future liquidity until the consumation of the transactions contemplated in the Letter of Intent, as discussed on page 17, if such transactions are completed. The ability of the Fund to receive interest on the Mortgage Loans depends on the level of residential lot closings achieved by the properties which collateralize the loans. In addition, the Fund is continuing to focus on cash management and is pursuing financing sources to provide sufficient resources to fund the needs of the projects to which it has outstanding loans. The Fund's Sponsor is also working with several lenders including the Fund's existing creditors, to refinance the Fund's debt which will mature within the next twelve months. While management can provide no assurance that these negotiations will be successful, it is their belief that, based upon discussions with the various lenders, such financing will be accomplished prior to the respective maturity dates.

The continued cash needs of the projects to which the Fund has outstanding loans may significantly reduce the Fund's cash flows. Therefore, the Fund's Board of Directors has determined to terminate the Fund's quarterly distribution for the foreseeable future effective as of the first quarter of 1997. However, the Fund's cash and cash equivalents are expected to be sufficient to meet its anticipated needs for liquidity and capital resources.

Results of Operations
---------------------

Net income using generally accepted accounting principles (GAAP) was $850,309, $858,334 and $1,782,171 and using tax-reporting accounting (TRA) was $631,114, $672,098 and $1,540,323 for the years ended December 31, 1996, 1995 and 1994, respectively. The difference between GAAP income and TRA income was due primarily to the treatment of loan discount accretion, loan commitment fee income, letters of credit income, Supplemental Interest income and provision for loan losses. GAAP requires that discounts on mortgage loan receivables be recognized as an adjustment to yield over the estimated life of the loan; for tax purposes the discount is recognized as income when the proceeds are received. GAAP requires that loan commitment fee income be recognized as income over the term of the related loans; for tax purposes the fees are recognized as income when received. GAAP requires that income received from letters of credit be recognized on a straight-line basis over the term of the letter of credit (typically one year); for tax purposes, this income is recognized as income when received. For GAAP purposes, Gross Receipts Interest is reported as earned on the accrual basis of accounting; for tax purposes 50% of the amount of Gross Receipts Interest earned is credited against Supplemental Interest Income paid in prior years.

---------------------------------

For GAAP purposes, a provision for loan losses is recognized when the fair value of the asset is less than the carrying value of the asset; for tax purposes, a provision for loan losses is allowed when the debt becomes worthless within the taxable year. TRA income is used in applying the REIT-qualifying test that requires 95% of taxable income to be paid out in dividends. (See Note 1C to Notes to Financial Statements).

Cash provided by operations was $392,077, $59,772 and $1,503,393 during the years ended December 31, 1996, 1995 and 1994, respectively. The Fund declared dividends of $605,601 (1996), $643,841 (1995) and $1,466,166 (1994). Total
dividends declared provided Stockholders with an annualized return of 0.95%, 1.01% and 2.30% for the years ended December 31, 1996, 1995 and 1994, respectively.

On October 11, 1994, the Fund's Board of Directors approved a change in the structure of the Fund's Mortgage Loans to NTS/Virginia Development Company and NTS/Lake Forest II Residential Corporation (the "Affiliated Borrowers") from fixed rate mortgage loans to cash flow mortgage loans. Effective July 1, 1994, these Affiliated Borrowers will pay interest at an annualized rate equal to the greater of 15% (subsequently revised to 17%) of Gross Receipts from the sale of the underlying real estate (residential lots) which secures the mortgage or 4.42% of the average outstanding loan balance. Interest will be due and payable monthly as lots are sold. Any shortfall to meet the minimum rate of 4.42% will be due and payable December 31 of the calendar year. The Fund will no longer receive Regular Interest, Gross Receipts Interest or other fees previously charged. In February 1995, the Fund purchased a 50% interest in a $13 million first mortgage loan to the Orlando Lake Forest Joint Venture. The loan bears interest at the greater of 17% of Gross Receipts or 6.46% of the average outstanding loan balance. The increases in interest income on mortgage loans receivable between years are due to an increase in the average outstanding balances of the earning loans. The average outstanding balances of the earning loans increased from $46,299,000 (1994) to $57,668,000 (1995) to $62,878,000
(1996). The average interest rate earned by the Fund for the years ended December 31, 1996, 1995 and 1994 was approximately 5.1%, 4.9% and 5.9%, respectively, of the average outstanding loan balances.

Effective July 1, 1992, the Fund discontinued accruing interest income from the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture until the principal and interest have been received. As of December 31, 1996 and 1995, approximately $1,553,000 of interest was due on this loan but not accrued in the Fund's financial statements. The Fund has entered into a forbearance agreement with the Orlando Lake Forest Joint Venture whereby, effective April 1, 1995, no interest will be due on the loan through January 31, 1998. The Fund will reevaluate the status of the Orlando Project at that time to determine what, if any, additional courses of action to pursue, and whether to extend the forbearance of interest.

Commitment fees paid at loan closings are amortized over the life of the loan using the interest method. Letter of credit fees are amortized over the term of the letter of credit. Fee income on mortgage loans and financial services is the amount of commitment fees and letter of credit fees being amortized for the period. There was no commitment fee income recognized in 1995.

Gross Receipts Interest represents 5% of the Affiliated Borrowers' Gross Receipts from the sale of the underlying real estate (residential lots) during the period. Supplemental Interest is an amount in excess of Points, Regular Interest, and either Gross Receipts Interest or Incentive Interest that certain Affiliated Borrowers paid to the Fund. Payments of Supplemental Interest were credited against 50% of the amount of Gross Receipts Interest or Incentive Interest which the Fund received from

----------------------------------

Affiliated Borrowers in later years. The Fund earned Gross Receipts Interest of $129,338 for the year ended December 31, 1994. These amounts were generated from the Fund's Mortgage Loans to NTS/Virginia Development Company, NTS/Lake Forest II Residential Corporation and the Phase-In Mortgage Loan to the Orlando Lake Forest Joint Venture. Effective July 1, 1994, none of the Fund's Mortgage Loans provide for Gross Receipts Interest.

In addition to Points, Regular Interest and Supplemental Interest, the Fund may receive Incentive Interest in connection with Mortgage Loans made to Affiliated Borrowers secured by properties not held for sale in the ordinary course of the Affiliated Borrower's business; except that in certain cases the Fund may forego Incentive Interest in order to maintain compliance with REIT qualification requirements and may instead either seek additional Points or Regular Interest or will seek to obtain Gross Receipts Interest. The Fund does not anticipate receiving Incentive Interest and Gross Receipts Interest on the same Mortgage Loan. The amount of Incentive Interest which the Fund will receive from Affiliated Borrowers will be equal to a specified percentage of the "Increase in Value" of the underlying property securing the Mortgage Loan, which Increase in Value occurred during the period beginning from the date that the Mortgage Loan was funded and ending upon the repayment of the Mortgage Loan at maturity or upon the Sale or Refinancing of the underlying property excluding a sale or transfer to an Affiliate, so long as the Fund retains an interest in the property subsequent to the sale or transfer. No Incentive Interest has been included in revenues for any of the three years ended December 31, 1996.

The Fund's by-laws provide that annual operating expenses of the Fund may not exceed in any year the greater of (i) 2% of the Funds average invested assets during such year or (ii) 25% of the Fund's taxable income during such year. The Advisor must reimburse the Fund within 60 days after the end of the year the amount by which the aggregate annual Operating Expenses paid or incurred by the Fund exceed the foregoing limitations, unless the Board of Directors approves expenses in excess of such limitations. No reimbursement was required for any of the three years ended December 31, 1996 as operating expenses did not exceed the limit.

Operating expenses of the Fund include a Management Expense Allowance  (Advisory
Fee) of 1% of the Fund's Net Assets, per annum, which may be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. The Advisory Fee is paid to the Advisor (NTS Advisory Corporation) or its affiliate. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee has been reduced $100,000 for each of the years ended December 31, 1995 and 1996. The Advisory Fee for the years ended December 31, 1996, 1995 and 1994 was $544,776, $528,973 and $614,100,
respectively. Increases and decreases in the Advisory Fee generally correspond directly to increases and decreases in the Fund's Net Assets.

Increase and decreases in interest expense generally correspond directly to increase and decreases in the outstanding balances of the Fund's borrowings. The average interest rate paid by the Fund for the years ended December 31, 1996, 1995 and 1994 was 8.9%, 9.7% and 8.2%, respectively.

Professional and administrative expenses include primarily directors' fees, legal, outside accounting and investor processing fees, and printing costs for financial reports. The increase in expenses for the year ended December 31, 1996 is due to the fees associated with the addition of an Independent Director and increased professional fees related to the lawsuit discussed in Part 1, Item 3 of this Form 10-K.

----------------------------------

Income tax expense is the Fund's estimated liability for Federal, state, and local income taxes due on the amount of earnings which are in excess of dividends for the period.

The Fund's net income declined 52% from 1994 to 1996 and 19% from 1995 to 1996. The disproportionate declines in net income compared to the increases in revenues is due to the fact that the sales volumes at the residential projects and the corresponding interest income earned by the Fund have not been sufficient to offset the increase in the Fund's cost of debt service.

The Fund has invested in Mortgage Loans totaling approximately $67,168,000 and $59,177,000 as of December 31, 1996 and 1995, respectively. Also, the Fund has invested in Temporary Investments totaling approximately $5,837,681 and $6,032,000 as of December 31, 1996 and 1995, respectively. The balance of funds were invested in short-term cash equivalents. The Temporary Investments were funded as an alternative to other short-term investments in order to obtain higher interest rates.

The Fund's investments at December 31, 1996 were as follows:

     A  Mortgage  Loan  to  NTS/Lake  Forest  II  Residential  Corporation,   an
     Affiliated Borrower, to fund the development of Lake Forest North, a specified investment. The loan balance was $25,857,472 at December 31, 1996.

     A  Mortgage  Loan  to  NTS/Virginia   Development  Company,  an  Affiliated
     Borrower, to fund the development of Fawn Lake, a specified investment. The loan balance was $28,966,245 at December 31, 1996.

     A  Temporary  Mortgage  Loan  to  NTS/Virginia   Development   Company,  an
     Affiliated Borrower, to fund the construction of the Fawn Lake Golf Course. The loan balance was $1,998,850 at December 31, 1996.

     A Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to fund the development of Orlando Lake Forest, a specified investment. The loan balance was $7,126,366 at December 31, 1996, which is net of an unaccreted discount of $1,127,407.

     A Temporary Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to partially fund the Orlando Lake Forest Loan, a specified investment. Effective July 1, 1992, the Fund discontinued accruing interest income on the Temporary Mortgage Loan and classified the loan as non-earning. In addition, the Fund has established a loan loss reserve of $1,500,000 as of December 31, 1996 regarding this loan. The loan balance was $3,838,831 at December 31, 1996.

The Fund's investment of $25,857,472 in NTS/Lake Forest II Residential Corporation represents approximately 38% of the Fund's portfolio and the Fund's commitment of $28,000,000 represents approximately 41% of the Fund's portfolio. The Fund's investment of $28,966,245 in NTS/Virginia Development Company represents approximately 42% of the Fund's portfolio and the Fund's commitment of $30,000,000 represents approximately 44% of the Fund's portfolio. Both loans are current in their interest payments to the Fund.

In addition, the Fund's Mortgage Loan to the Orlando Lake Forest Joint Venture and the Temporary Mortgage Loan to NTS/Virginia Development Company are current in interest payments to the Fund. The Fund's Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture is not current in interest payments to the Fund. Approximately $1,553,000 of interest remains due on this loan but is not accrued in the Fund's financial statements.

----------------------------------

Any forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgement based on factors known, involve risks and uncertainties. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management's analysis only as of the date hereof. The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Fund pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

- The  Fund's  principal  activity  is  the  investment  in  Mortgage  Loans  to
Affiliated Borrowers. Mortgage Loans are inherently subject to the risk of default. If the Borrower defaults on a Mortgage Loan which is not guaranteed, the Board of Directors may foreclose which could result in considerable delays and expenses. A Borrower's ability to make payments due under the Mortgage Loan and the amount the Fund may realize upon foreclosure are subject to risks generally associated with real estate investments, many of which are beyond the control to the Fund, including general or local economic conditions, competition, interest rates, real state tax rates, other operating expenses, the supply of and demand for properties, zoning laws, other governmental rules and fiscal policies, and acts of God.

- The Affiliated Borrowers are engaged in the development and sale of residential subdivision building lots, the pricing of which are subject to risks generally associated with real estate development and applicable market forces beyond the control of the Affiliated Borrowers and/or the Fund, including economic conditions, competition, interest rates, real estate tax rates, other operating expenses, the supply of and demand for properties, zoning laws, other governmental rules and fiscal policies, and acts of God.

- There is the potential for occurrences which could affect the Fund's ability to reduce, or limit the increase in, its professional and administrative expenses. Furthermore, the debt service regarding the Fund's borrowings is variable based on current interest rates, any fluctuations in which are beyond the control of the fund. These variances could, for example, impact the Fund's projected cash and cash requirements as well as projected returns.

Item 8. Financial Statements and Supplementary Data
        --------------------------------------------


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of the NTS Mortgage Income Fund:

We have audited the accompanying balance sheets of the NTS Mortgage Income Fund (a Delaware corporation) as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the NTS Mortgage Income Fund as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.






                                          ARTHUR ANDERSEN LLP










Louisville, Kentucky
March 24, 1997



                           NTS MORTGAGE INCOME FUND
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995



                                                     1996               1995
                                                 ------------       ------------

ASSETS

 Affiliated mortgage loans receivable:
  Earning loans                                  $ 63,948,933      $ 60,083,323
  Non-earning                                       3,838,831         5,125,780
                                                 ------------      ------------

                                                   67,787,764        65,209,103
  Less reserves for loan losses                     1,500,000         1,553,397
                                                 ------------      ------------

  Net affiliated mortgage loans
  receivable                                       66,287,764        63,655,706

Cash and equivalents                                  716,793           535,687
Interest receivable - affiliates                    1,589,498         1,142,021
Other assets                                          151,654           178,219
                                                 ------------      ------------

  Total assets                                   $ 68,745,709      $ 65,511,633
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses            $    267,800      $    179,307
Dividends payable                                     175,305            38,248
Notes payable - affiliates (Note 3)                 4,524,667         1,885,000
Notes payable                                      14,276,850        14,149,873
Deferred revenues                                         301             3,127
                                                 ------------      ------------

  Total liabilities                                19,244,923        16,255,555
                                                 ------------      ------------

Commitments and contingencies (Note 8)

Stockholders' equity:
 Common stock, $0.001 par value,
 6,000,000 shares authorized;
 3,187,333 shares issued and
 outstanding                                     $      3,187      $      3,187
 Additional paid-in-capital                        54,163,397        54,163,397
 Distributions in excess of net income             (4,665,798)       (4,910,506)
                                                 ------------      ------------

  Total stockholders' equity                       49,500,786        49,256,078
                                                 ------------      ------------

  Total liabilities and stockholders'
   equity                                        $ 68,745,709      $ 65,511,633
                                                 ============      ============

The accompanying notes are an integral part of these financial statements.



                            NTS MORTGAGE INCOME FUND
                            ------------------------
                              STATEMENTS OF INCOME
                              --------------------
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
              ----------------------------------------------------




                                                       1996                   1995                   1994
                                                   ------------            ------------           ---------

Revenues:
 Interest income on affiliated mortgage
  loans receivable                                  $3,256,148            $2,849,807            $2,716,804
 Fee income on affiliated mortgage loans
  and other financial services                          24,873                12,924               130,791
 Gross receipts and supplemental interest
  income - affiliates                                     --                    --                 129,338
 Interest income on cash equivalents
  and miscellaneous income                              23,974                21,921                 8,071
                                                    ----------            ----------            ----------

                                                     3,304,995             2,884,652             2,985,004
                                                    ----------            ----------            ----------
Expenses:
 Advisory fee (Note 3)                              $  544,776            $  528,973            $  614,100
 Professional and administrative                       201,688               162,427               174,900
 Interest expense                                    1,343,241             1,165,078               182,486
 Interest expense - affiliates                         258,191                82,050                  --
 Other taxes and licenses                               27,340                25,790                20,705
 Amortization expense                                   72,050                52,000                35,642
 Provision for loan losses                                --                    --                 150,000
                                                    ----------            ----------            ----------

                                                     2,447,286             2,016,318             1,177,833
                                                    ----------            ----------            ----------

Income before income tax expense                       857,709               868,334             1,807,171

 Income tax expense                                      7,400                10,000                25,000
                                                    ----------            ----------            ----------

Net income                                          $  850,309            $  858,334            $1,782,171
                                                    ==========            ==========            ==========

Net income per share of common stock                $      .27            $      .27            $      .56
                                                    ==========            ==========            ==========

Weighted average number of shares                    3,187,333             3,187,333             3,187,333
                                                    ==========            ==========            ==========


The accompanying notes are an integral part of these financial statements.



                            NTS MORTGAGE INCOME FUND
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                               Common          Common            Additional         Distributions
                               Stock            Stock             Paid-in-          in Excess of
                               Shares           Amount             Capital           Net Income           Total
                               ------           ------             -------           ----------           -----



Stockholders' equity
 December 31, 1993           3,187,333       $      3,187       $ 54,163,397        $ (5,441,004)       $ 48,725,580

Net income                        --                 --            1,782,171           1,782,171

Dividends declared                --                 --           (1,466,166)         (1,466,166)
                          ------------       ------------       ------------        ------------        ------------

Stockholders' equity
 December 31, 1994           3,187,333       $      3,187       $ 54,163,397        $ (5,124,999)       $ 49,041,585

Net income                        --                 --              858,334             858,334

Dividends declared                --                 --             (643,841)           (643,841)
                          ------------       ------------       ------------        ------------        ------------

Stockholders' equity
 December 31, 1995           3,187,333       $      3,187       $ 54,163,397        $ (4,910,506)       $ 49,256,078

Net income                        --                 --              850,309             850,309

Dividends declared                --                 --             (605,601)           (605,601)
                          ------------       ------------       ------------        ------------        ------------

Stockholders' equity
 December 31, 1996           3,187,333       $      3,187       $ 54,163,397        $ (4,665,798)       $ 49,500,786
                          ============       ============       ============        ============        ============

The accompanying notes are an integral part of these financial statements.




                            NTS MORTGAGE INCOME FUND
                            ------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------



                                                           1996               1995                 1994
                                                      ------------       ------------         -----------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
 Net income                                           $    850,309       $    858,334       $  1,782,171
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Accretion of discount on affiliated mortgage
    loans receivable                                      (148,472)          (125,029)              --
   Amortization expense                                     72,050             52,000             35,642
   Provision for loan losses                                  --                 --              150,000
   Changes in assets and liabilities:
    Interest receivable - affiliates                      (447,477)          (769,193)          (372,828)
    Accounts payable and accrued expenses                   88,493             24,692             14,443
    Deferred commitment fees                               (20,000)            20,000           (102,930)
    Deferred revenues                                       (2,826)            (1,032)            (3,105)
                                                         ------------       ------------       ------------

   Net cash provided by operating activities               392,077             59,772          1,503,393
                                                         ------------       ------------       ------------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES

 Principal collections on affiliated mortgage         $  8,099,364       $  8,219,874       $  4,310,554
  loans receivable
 Investment in affiliated mortgage loans
  receivable                                           (10,562,950)       (21,187,154)        (4,056,326)
                                                      ------------       ------------       ------------

   Net cash provided by (used for) investing
    activities                                          (2,463,586)       (12,967,280)           254,228
                                                       ------------       ------------       ------------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES

 Proceeds from notes payable                          $  1,201,999       $ 15,186,873       $    554,691
 Proceeds from notes payable - affiliates                4,077,457          1,885,000               --
 Payments on notes payable                              (1,075,022)        (2,973,528)        (1,006,151)
 Payments on notes payable - affiliates                 (1,437,790)              --                 --
 Other assets                                              (45,485)          (230,219)              --
 Dividends paid                                           (468,544)          (733,086)        (1,713,192)
                                                       ------------       ------------       ------------

   Net cash provided by (used for) financing
    activities                                           2,252,615         13,135,040         (2,164,652)
                                                       ------------       ------------       ------------

   Net increase (decrease) in cash and
    equivalents                                       $    181,106       $    227,532       $   (407,031)

CASH AND EQUIVALENTS, beginning of period                  535,687            308,155            715,186
                                                       ------------       ------------       ------------

CASH AND EQUIVALENTS, end of period                   $    716,793       $    535,687       $    308,155
                                                       ============       ============       ============

Cash paid during the period for:
 Interest                                             $  1,510,384       $  1,130,832       $    180,235
 Income taxes                                         $       --         $        700       $     36,082



The accompanying notes are an integral part of these financial statements.

                            NTS MORTGAGE INCOME FUND

                          NOTES TO FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies
       ------------------------------------------

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

           The Fund has made permanent mortgage loans to Affiliated Borrowers consisting principally of first, and to a lesser extent, junior mortgage loans. Each mortgage loan is secured by a lien on the property, by an interest in the borrower or by a similar security interest.

           The Fund is required to terminate and liquidate its assets by December 31, 2008.

           These financial statements do not reflect the impact, if any, of the proposed transactions discussed in Note 12.

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


                                         1996           1995          1994
                                     -----------    -----------    ----------

          Net income (GAAP)          $   850,309   $   858,334   $ 1,782,171
          Accretion of note discount    (148,472)     (125,029)         --
          Loan commitment fee income     (20,000)       20,000      (102,930)
          Letters of credit income        (2,326)       (1,032)       (3,105)
          Supplemental interest
           income                            --         (1,717)      (64,668)
          Federal income tax expense       5,000         7,000        20,000
          Provision for loan losses      (53,397)      (85,458)      (91,145)
                                      -----------   -----------   -----------
          Taxable income before
           dividends paid deduction  $   631,114    $   672,098   $ 1,540,323
                                      ===========   ===========   ===========

          Dividends declared         $   605,601   $    643,841   $ 1,466,166
                                       ===========   ===========  ===========

          Distribution percentage             96%           96%           95%
                                      ===========   ===========   ============

       ------------------------------------------------------


       D)  Use of Estimates in Preparation of Financial Statements
           -------------------------------------------------------

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

       E)  Revenue Recognition and Reserves for Loan Losses
           ------------------------------------------------

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

       F)  Statement of Cash Flows
           -----------------------

           For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with an original maturity of three (3) months or less that are readily convertible to cash.

       G)  Operating Expense Limitations
           -----------------------------

           The annual Operating Expenses of the Fund, based upon guidelines promulgated by the North American Securities Administrators Association, Inc., are prohibited from exceeding in any fiscal year the greater of (i) 2% of the Fund's Average Invested Assets during such fiscal year or (ii) 25% of the Fund's Net Income during such fiscal year. In the event the Fund's annual Operating Expenses exceed this limitation, the Advisor must reimburse the Fund within 60 days after the end of the fiscal year, the amount by which the aggregate annual Operating Expenses paid or incurred by the Fund exceed the foregoing limitations. The Fund did not exceed this limitation for the years ended December 31, 1996, 1995 and 1994.

           Operating Expenses are defined as operating, general and administrative expenses of the Fund as determined under generally accepted accounting principles, including but not limited to rent, utilities, capital equipment, salaries, fringe benefits, travel expenses, the Management Expense Allowance, expenses paid by third

       ------------------------------------------------------

       G)  Operatings Expense Limitations - Continued
           ------------------------------------------

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

2.     Affiliations
       -------------

       The Fund operates under the direction of its Board of Directors who have retained the Advisor to manage the Fund's operations and to make recommendations concerning investments. The Advisory Agreement automatically renews for successive one year periods unless terminated by the Fund's Independent Directors upon sixty days notice. The Advisor has delegated substantially all of its duties to the Sponsor (see Note 3). The Chairman of the Board of Directors of the Fund is also the majority shareholder of NTS Corporation (the Fund's Sponsor), NTS/Virginia Development Company, an Affiliated Borrower, NTS/Lake Forest II Residential Corporation, an Affiliated Borrower, and is a majority shareholder of the managing general partner in the Orlando Lake Forest Joint Venture, an Affiliated Borrower.

3.     Related Party Transactions
       --------------------------

       In addition to the Affiliated Mortgage Loans discussed in Note 4 to the Fund's Financial Statements, the Fund had the following related party transactions.

       As of December 31, 1996, the Sponsor or an Affiliate owned 96,468 shares of the Fund.

       Pursuant to the Advisory Agreement, the Fund will pay the Advisor (NTS Advisory Corporation) a Management Expense Allowance (Advisory Fee) relating to services performed for the Fund in an amount equal to 1% of the Fund's Net Assets, per annum, which amount may be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee has been reduced $100,000 for each of the years ended December 31, 1996 and 1995. For the years ended December 31, 1996, 1995 and 1994, $544,776,
       $528,973 and  $614,100,  respectively,  has been  incurred as an Advisory
       Fee.

       On February 17, 1995, the Fund purchased from an unaffiliated bank an interest in a $13 million first mortgage (with an outstanding balance of $9,664,465 as of February 17, 1995) to the Orlando Lake Forest Joint Venture. An Affiliate of the Sponsor owns the remaining interest via a participation agreement. The initial ownership percentages were 50% to the Fund and 50% to the Affiliate, however, the percentage ownership will fluctuate as additional principal is advanced to the Joint Venture by the Fund. Ownership percentages will be determined in accordance

       --------------------------------------

       with the ratio of each participant's share of the outstanding loan balance to the total outstanding loan balance. As of December 31, 1996, the outstanding balance on the first mortgage was $13,086,004, and the Fund's ownership percentage was approximately 63%.

       The Fund has received advances from Affiliates of the Fund's Sponsor, net of repayments, totalling $4,524,667 and $1,885,000 as of December 31, 1996 and 1995, respectively. As of December 31, 1996, the advances bear interest at the Prime Rate and mature as follows: $2,320,000 on March 31, 1999 and $2,204,667 is due on demand. Subsequent to year end, the maturity date of $1,054,667 of the borrowings due on demand was extended to May 1, 1999. Interest expense to the Affiliates was $258,191 and $82,050 for the years ended December 31, 1996 and 1995, respectively. No interest was due to Affiliates in 1994.

4.   Affiliated Mortgage Loans Receivable, net
     -----------------------------------------

     The following tables outline the Fund's mortgage loan portfolio at December 31, 1996. There is currently no readily determinable market value for the portfolio given its unique and affiliated nature.

                          Property Pledged             Interest       Maturity
     Borrower              as Collateral                 Rate           Date
     --------              -------------                 ----           ----

1) Earning Loans:
   ---------------

Temporary Mortgage
------------------
Loans:
------

NTS/Virginia         First mortgage on approximately      Prime       07/31/97
Development Company  187 acres of residential land        + 3/4%
                     and   improvements   thereon
                     located in Fredericksburg, Virginia,
                     known as the Fawn Lake Golf Course;
                     NTS Guaranty  Corporation guarantees
                     the loan
Mortgage Loans:
---------------
NTS/Virginia         First mortgage on approximately      17% of      07/01/97
Development Company  2,207 acres of residential land      Gross
                     and improvements thereon             Receipts
                     located in Fredericksburg,           (a)(b)
                     Virginia, known as Fawn Lake

NTS/Lake Forest      First mortgage on approximately      17% of      07/31/97
II Residential       532 acres of residential land        Gross
Corporation          in Louisville, Kentucky, known       Receipts
                     as Lake Forest                       (a)(b)

Orlando Lake         First mortgage on approximately      17% of      01/31/98
Forest Joint         398 acres of residential land        Gross
Venture              in Orlando, Florida known as         Receipts
                     Orlando Lake Forest                  (c)

     (a) Effective July 1, 1994, these Mortgage Loans are paying interest at the greater of 17% of Gross Receipts or 4.42% of the average outstanding loan balance.
     (b) These Mortgage Loans included a provision for Gross Receipts Interest through June 30, 1994.
     (c) This Mortgage Loan pays interest at the greater of 17% of Gross Receipts or 6.46% of the average outstanding loan balance.

     --------------------------------------------


                     Total                    Balance                  Interest
                     Senior                  Outstanding Commitment  Receivable
                    Liens At  Face Amount       At          Fees          At
                    12/31/96  At 12/31/96   12/31/96(j)   Received    12/31/96
                    --------  -----------   -----------   --------    --------

1) Earning
   -------
Loans:
------

Temporary
---------
Mortgage Loan:
--------------

NTS/Virginia      $1,998,850  $ 2,500,000   $ 1,998,850  $   20,000   $  30,466
Development
Company

Mortgage Loans:
---------------

NTS/Virginia         243,393   30,000,000    28,966,245     200,000     819,803
Development              (d)          (f)
Company

NTS/Lake Forest    4,166,187   28,000,000    25,857,472     250,000     607,885
II Residential           (e)          (g)
Corporation

Orlando Lake           --      14,000,000     7,126,366        --       131,344
Forest Joint                      (h)           (i)
Venture                       ___________    __________   _________  ___________

Total Earning
Loans                         $74,500,000   $63,948,933  $  470,000  $1,589,498
                               ==========    ==========    =========  =========


     (d) Senior lien applies to approximately 22 acres securing the first mortgage which are subordinated to an unaffiliated lender.
     (e) Senior liens apply to approximately 180 acres securing the first mortgage which are subordinated to unaffiliated lenders.
     (f) NTS Guaranty Corporation guarantees up to $2 million of outstanding debt exceeding $18 million.
     (g) NTS Guaranty Corporation guarantees up to $2,416,500 of outstanding debt exceeding $22 million.
     (h) An Affiliate of the Fund's Sponsor participates with the Fund regarding this Mortgage Loan. As of December 31, 1996, the Fund's ownership percentage was approximately 63%.
     (i) The carrying amount of this Mortgage Loan is net of an unaccreted discount of approximately $1,127,407.
     (j) The carrying amount of the mortgage loans receivable at December 31, 1996 is net of any unamortized commitment fees.

     -----------------------------------------------------


                         Property Pledged                Interest     Maturity
     Borrower             as Collateral                    Rate         Date
     --------             -------------                    ----         ----

2) Non-Earning Loans:
---------------------
Temporary Mortgage
------------------
Loans:
------

Orlando Lake           Pledge by both general partners      Prime       Demand
Forest Joint           of their partnership interests       + 2%
Venture                in Orlando Lake Forest Joint          (k)
                       Venture  located  in  Orlando,
                       Florida;  a pledge of 390  shares
                       of the Class A common stock in
                       NTS/Virginia  Development Company,
                       NTS  Guaranty  Corporation
                       guarantees the loan








                 Total                      Balance                   Interest
                Senior                    Outstanding  Commitment    Receivable
                Liens At   Face Amount        At          Fees           At
                12/31/96   At 12/31/96     12/31/96     Received      12/31/96
                --------   -----------     --------     --------      --------



Temporary
---------
Mortgage Loan:
--------------

Orlando Lake   $13,086,004  $ 7,818,000   $ 3,838,831   $ 150,000    $   --
Forest Joint        (l)          (m)           (n)                       (k)
Venture

Total Non
Earning Loans               $ 7,818,000   $ 3,838,831   $ 150,000    $   --
                             ==========    ==========    ========     =========


  (k) The Orlando Lake Forest Joint Venture has entered into a forbearance agreement with the Fund whereby, effective April 1, 1995, no interest will be due on these loans through January 31, 1998. The Fund has discontinued accruing interest from the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture until the interest payment is received. Approximately $1,553,000 of interest remains due to the Fund on this loan but is not accrued in the Fund's financial statements.
   (l)     Total senior liens include the Fund's 63% interest in the lien.
   (m) NTS/Virginia Development Company (Fawn Lake) and NTS/Lake Forest II Residential Corporation (Lake Forest) participate with the Fund regarding the Temporary Mortgage Loan. Their percentage ownership as of December 31, 1996 is 17.651% and 19.125%, respectively.
   (n) The Fund has established a $1,500,000 loan loss reserve as of December 31, 1996. The Fund has discontinued accruing interest from the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture until the interest payment is received. Approximately $1,553,000 of interest remains due to the Fund on this loan but is not accrued in the Fund's financial statements.

     ---------------------------------------------------

     Reconciliation of Affiliated Mortgage Loans Receivable for the year ended:
     --------------------------------------------------------------------------


     Balance at December 31, 1993                                $52,614,695

     Additions:
        Mortgage Loans                      $    4,056,326
        Temporary Mortgage Loans                     --
        Amortization of loan fees                  117,930         4,174,256
                                                -----------

     Reductions:
        Mortgage Loans                          (4,305,330)
        Temporary Mortgage Loans                    (5,224)
        Mortgage Loan written-off                 (241,145)
        Loan fees received                         (15,000)       (4,566,699)
                                                -----------       -----------

     Balance at December 31, 1994                                $52,222,252

     Additions:
        Mortgage Loans                      $    20,113,201
        Temporary Mortgage Loans                  1,073,953
        Accretion of discount                       125,029
        Amortization of loan fees                    --           21,312,183
                                                 ----------

     Reductions:
        Mortgage Loans                          (6,177,976)
        Temporary Mortgage Loans                (2,041,898)
        Mortgage Loan written-off                  (85,458)
        Loan fees received                         (20,000)       (8,325,332)
                                                -----------      ------------

     Balance at December 31, 1995                                $65,209,103

     Additions:
        Mortgage Loans                       $    9,371,032
        Temporary Mortgage Loans                  1,191,918
        Accretion of discount                       148,472
        Amortization of loan fees                    20,000       10,731,422
                                                -----------

     Reductions:
        Mortgage Loans                          (6,692,948)
        Temporary Mortgage Loans                (1,406,416)
        Mortgage Loan written-off                  (53,397)
        Loan fees received                           --           (8,152,761)
                                                 ----------       -----------

     Balance at December 31, 1996                                $67,787,764
                                                                  ==========

     Reserves for Loan Losses:

     Balance at December 31, 1993               $ 1,730,000
        Additions charged to Expenses           $   150,000
        Deduction for Mortgage Loan written-off    (241,145)         (91,145)
                                                  ----------        ---------

     Balance at December 31, 1994                                $ 1,638,855
        Additions charged to Expenses           $       --
        Deduction for Mortgage Loan written-off     (85,458)         (85,458)
                                                   ----------     -----------

     Balance at December 31, 1995                               $  1,553,397
        Additions charged to Expenses           $        --
        Deduction for Mortgage Loan written-off      (53,397)        (53,397)
                                                   ---------      -----------

     Balance at December 31, 1996                               $  1,500,000
                                                                   ==========

5. Reserves for Loan Losses
   ------------------------

        Reserves for loan losses are based on management's evaluation of the borrower's ability to meet its obligation by comparing the mortgage note receivable balance with the discounted value of estimated future cash flows as well as considering current and future economic conditions. Reserves are based on estimates and ultimate losses could differ materially from the amounts assumed in arriving at the reserve for possible loan losses reported in the financial statements. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known. On a regular basis, management reviews each mortgage loan in the Fund's portfolio including an assessment of the recoverability of the individual mortgage loans. As of December 31, 1996, the Fund has a loan loss reserve regarding the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture (with an outstanding balance of $3,838,831 as of December 31, 1996) amounting to $1,500,000. Certain of the Fund's mortgage loans are guaranteed by NTS Guaranty Corporation, an Affiliate of the Fund's Sponsor (see Note 9). The Fund has not considered this guarantee when determining future cash flows and the loan loss reserve.

6. Notes Payable
   -------------

        Notes payable consist of the following:

                                                         1996          1995
                                                      ---------     ---------

        Note payable to a bank in the amount
        of $13,800,000, bearing interest at
        the Prime Rate plus 1%, payable
        monthly due December 27, 1997,
        secured by a collateral assignment
        of the Fund's mortgages on Lake
        Forest and Fawn Lake, guaranteed
        by Mr. J. D. Nichols, Chairman of
        the Board of the Fund's Sponsor            $12,278,000    $13,086,000

        Note payable to a bank in the amount
        of $2,500,000, bearing interest at
        the Prime Rate plus 3/4%, payable
        monthly, due July 31, 1997, secured by
        approximately 187 acres of residential
        land and improvements thereon                1,998,850      1,063,873
                                                    ----------     ----------
                                                   $14,276,850    $14,149,873
                                                    ==========     ==========

        The Prime Rate was 8 1/4% and 8 1/2% at December 31, 1996 and 1995, respectively.

        Based on the borrowing rates currently available to the Fund for bank loans with similar terms and average maturities, the fair value of the above debt instruments approximates the carrying value.

        The Fund's Sponsor is working with several lenders, including the Fund's existing creditors, to refinance the Fund's debt which will mature within the next twelve months. While management can provide no assurance that these negotiations will be successful, it is their belief that, based upon discussions with the various lenders, such refinancing will be accomplished prior to the respective maturity dates.

 7.     Gross Receipts and Supplemental Interest Income
        -----------------------------------------------

        Gross Receipts Interest is recognized with respect to a Mortgage Loan secured by real estate held for sale in the ordinary course of the borrower's business. Gross Receipts Interest is an amount equal to 5% of the borrower's Gross Receipts, as defined in the Fund's Prospectus, from the sale of the underlying real estate during the term of the mortgage loan. Gross Receipts Interest is reported as earned on the accrual basis of accounting. Effective July 1, 1994, none of the Fund's Mortgage Loans provided for Gross Receipts Interest.


 8.    Commitments and Contingencies
       -----------------------------

        The Fund has commitments to extend credit made in the normal course of business that are not reflected in the financial statements. At December 31, 1996, the Fund had outstanding funding commitments under standby letters of credit aggregating $296,597: Orlando Lake Forest Joint Venture $91,921; NTS/Virginia Development Co. $204,676. These outstanding funding commitments are part of the maximum funding amount of the mortgage loans. Committed undisbursed loans were approximately $4,591,000 at December 31, 1996.

        In July 1994, the Fund was named as a defendant in a complaint originally filed by Jeno Paulucci & Silver Lakes I, Inc.in August 1992 against NTS Corporation (the Fund's Sponsor) and various Affiliates of the Fund's Sponsor. The terms of the settlement agreement are confidential. However, as no monetary awards were assessed against or are payable by the Fund under the agreement, it is not anticipated that the settlement will have a material impact on the Fund's financial position or results of operations.


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

        On October 19, 1992, the Fund notified the Orlando Lake Forest Joint Venture (the "Joint Venture") that the Joint Venture is in payment default regarding the Fund's Temporary Mortgage Loan to the Joint Venture. This default gives the Fund the right to pursue the Guarantor for its guaranty. The Fund's Board of Directors continues to evaluate the collectability of the guaranty. The Board is also concerned about the possible detrimental effects that the collection proceedings may have on the Fund's other loans to other Affiliated Borrowers. The Board has concluded that it is in the best interest of the Fund and its Stockholders to continued to pursue the work-out plan to both preserve the assets of the Fund and support the viability of the projects to which it has outstanding loans.

        ----------------------------------

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

10.     Dividends Paid and Payable
        --------------------------

        Dividends declared for the periods ended December 31, 1994, 1995 and 1996 were as follows:


                                              Average
             Date       Date of     Date    Outstanding     Amount
           Declared   Record (1)    Paid      Shares      Per Share     Amount
           --------   ----------  --------  -----------   ---------   --------

           01/28/94    01/31/94   02/28/94   3,187,333     $  .06    $  191,240
           01/28/94    02/28/94   03/28/94   3,187,333        .06       191,239
           01/28/94    03/31/94   04/28/94   3,187,333        .06       191,240
           01/28/94    04/20/94   05/28/94   3,187,333        .03        95,618
           01/28/94    05/31/94   06/28/94   3,187,333        .03        95,619
           01/28/94    06/30/94   07/28/94   3,187,333        .03        95,619
           01/28/94    07/31/94   08/29/94   3,187,333        .03        95,619
           01/28/94    08/31/94   09/29/94   3,187,333        .03        95,619
           01/28/94    09/30/94   10/28/94   3,187,333        .03        95,620
           01/28/94    10/31/94   11/29/94   3,187,333        .03        95,620
           01/28/94    11/30/94   12/29/94   3,187,333        .03        95,620
           01/28/94    12/31/94   01/27/95   3,187,333        .04       127,493
                                                             -----     ---------

            Total dividends declared in 1994               $  .46    $1,466,166
                                                            ======     =========

           03/09/95     01/31/95   02/27/95   3,187,333    $  .03    $   95,620
           03/09/95     02/28/95   03/28/95   3,187,333       .03        95,620
           03/09/95     03/31/95   04/27/95   3,187,333       .03        95,620
           03/09/95     04/30/95   05/26/95   3,187,333       .03        95,620
           03/09/95     05/31/95   06/27/95   3,187,333       .01        31,873
           03/09/95     06/30/95   07/27/95   3,187,333       .01        31,873
           03/09/95     07/31/95   08/25/95   3,187,333       .01        31,873
           03/09/95     08/31/95   09/26/95   3,187,333       .01        31,873
           03/09/95     09/30/95   10/26/95   3,187,333       .01        31,873
           03/09/95     10/31/95   11/29/95   3,187,333       .01        31,873
           03/09/95     11/30/95   12/26/95   3,187,333       .01        31,873
           03/09/95     12/31/95   01/26/96   3,187,333       .01        38,250
                                                            -----     ---------

           Total dividends declared in 1995               $  .20     $  643,841
                                                            =====      =========


          03/12/96      03/31/96   04/15/96    3,187,333    $ .045   $  143,432
          03/12/96      06/30/96   07/19/96    3,187,333      .045      143,432
          06/27/96      09/30/96   10/18/96    3,187,333      .045      143,432
          06/27/96      12/31/96   01/27/97    3,187,333      .055      175,305
                                                             -----      -------
           Total dividends declared in 1996                 $ .190    $ 605,601
                                                              ====     ========


       It is the Fund's policy to distribute to its Stockholders an amount equal to at least 95% of taxable income. A portion of the dividends paid during a subsequent year may be allocable to taxable income earned in the prior year. For 1993, 1994 and 1995, dividends to Stockholders represent ordinary income.

       The continued needs of the projects to which the Fund has outstanding loans may significantly reduce the Fund's cash flows. Therefore, the Fund's Board of Directors has determined to terminate the Fund's quarterly distribution for the foreseeable future effective as of the first quarter of 1997.

       (1)  Cash dividends vary based upon the date of stockholder admittance.

11.     Unaudited Quarterly Financial Data
        ----------------------------------

                                 Quarters Ended
                              --------------------

    1996               March 31   June 30   September 30  December 31    Total
    ----             ----------  ----------  ----------  -----------  ----------


Total revenues       $  768,848  $  847,287  $  843,784  $  845,076  $3,304,995

Total expenses          556,974     661,440     645,275     633,597   2,447,286
                     ----------  ----------  ----------  ----------  ----------

Income before
 income taxes           211,874     235,847     198,509     211,479     857,709

Income tax expense        1,850       1,850       1,850       1,850       7,400
                     ----------  ----------  ----------  ----------  ----------

Net income           $  210,024  $  233,997  $  196,659  $  209,629  $  850,309
                     ==========  ==========  ==========  ==========  ==========

Net income per
 share of common
 stock               $      .07  $      .07  $      .06  $      .07  $      .27
                     ==========  ==========   ==========  ==========  ==========



  1995              March 31     June 30   September 30  December 31    Total
------             ----------  ----------  ----------    ----------  ----------


Total revenues     $  640,705  $  751,340  $  741,441   $  751,166   $2,884,652

Total expenses        418,094     520,429     522,330      555,465    2,016,318
                   ----------  ----------  ----------   ----------   ----------

Income before
 income taxes         222,611     230,911     219,111      195,701      868,334

Income tax expense      2,500       2,500       2,500        2,500       10,000
                   ----------  ----------  ----------   ----------   ----------

Net income         $  220,111  $  228,411  $  216,611   $  193,201   $  858,334
                   ==========  ==========  ==========   ==========   ==========

Net income per
 share of common
 stock             $      .07  $      .07  $      .07   $      .06   $      .27
                   ==========  ==========  ==========   ==========   ==========

12.      Subsequent Events
         -----------------

         On February 12, 1997, the Fund entered into a letter of intent (the Letter of Intent) with NTS Corporation and its Affiliates, NTS Development Company, Fawn Lake, and Lake Forest regarding the Fund's loans to Fawn Lake and Lake Forest. The Letter of Intent provided for, among other things, a restructuring of the Fund's loans to Fawn Lake and Lake Forest. The Letter of Intent contemplates that ownership of the properties will be transferred to the Fund, which expects to continue the development to completion of such properties and ultimately, their orderly sale.

         The parties to the Letter of Intent agreed to consider a general restructuring of the relationship among the Fund, NTS Corporation and its various Affiliates. The Fund has not yet determined the method by which it will acquire control of the projects.

         Generally Accepted Accounting Principles require that transactions as contemplated by the Letter of Intent be recorded at fair market value. Management can not determine at this time whether or not such transactions, if completed, will result in a loss. In addition, in connection with the ongoing development of the projects, it is likely that the Fund will be required to change its tax status from a Real Estate Investment Trust to a conventional corporation.

         The Fund, as owner of the Fawn Lake and Lake Forest projects, expects that it will continue development of the projects and the orderly sale of lots, golf course memberships and ancillary services through sell-out, as well as the sale of the Fawn Lake Country Club, when appropriate. As owner, the Fund will be responsible for continuing development, operations and marketing costs through the remaining lives of the projects and it may be necessary for the Fund to borrow additional funds to complete the development. While the Fund believes that such funds will be more readily available if it owns the projects, it is not certain that the Fund will be able to borrow the funds necessary to complete the projects.

         The Letter of Intent also contemplates that NTS Development Company, or another subsidiary or affiliate of NTS Corporation (the "Manager"), will enter into a management agreement (the "Management Agreement") with the Fund pursuant to which the Manager will, as authorized agent for the Fund, provide exclusive management, development, marketing and sales efforts and personnel to the Fund, and take all other actions necessary to manage the development of the projects to completion and the sale of lots, golf memberships, ancillary services and the Fawn Lake Country Club. The terms of the Management Agreement have not yet been finalized. The parties to the Letter of Intent are presently negotiating the definitive agreements contemplated by the Letter of Intent but have not yet agreed on final terms.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholder of NTS Guaranty Corporation:

We have audited the accompanying balance sheets of NTS Guaranty Corporation (a Kentucky corporation) as of December 31, 1996 and 1995. These balance sheets are the responsibility of NTS Guaranty Corporation's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

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

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of NTS Guaranty Corporation as of December 31, 1996, and 1995, in conformity with generally accepted accounting principles.






                                                ARTHUR ANDERSEN LLP









Louisville, Kentucky
March 24, 1997

                            NTS GUARANTY CORPORATION
                            (A KENTUCKY CORPORATION)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995

                                                   ASSETS

                                             1996                  1995
                                         ------------          -----------

Cash                                     $        100          $        100
                                         ------------          ------------

                                         $        100          $        100
                                          ============          ===========


                                            STOCKHOLDER'S EQUITY

Common stock, no par value;
  100 shares issued and outstanding      $         10          $         10
Additional paid-in capital                 10,000,090            10,000,090
                                          ------------          -----------

                                           10,000,100            10,000,100

Less non-interest bearing demand
  note receivable from a majority
  stockholder of NTS Corporation          (10,000,000)          (10,000,000)
                                          ------------          ------------

                                         $        100          $        100
                                          ============          ===========


                             NOTES TO BALANCE SHEETS
                             -----------------------

1.     Significant Accounting Policies
       -------------------------------

       A.  Organization
           ------------

           NTS Guaranty Corporation (the "Guarantor"), a Kentucky corporation, was formed in February 1987 and is an affiliate of NTS Corporation. NTS Corporation is the Sponsor of the NTS Mortgage Income Fund (the "Fund"). The balance sheets include only those assets and liabilities which relate to the Guarantor. The Guarantor is authorized to issue up to 2,000 shares of common stock with no par value. There are 100 shares issued and outstanding which were purchased by Mr. J. D. Nichols, Chairman of the Board of Directors of the Sponsor and of the Fund. In addition, Mr. Nichols has given the Guarantor a non-interest bearing demand note receivable for $10,000,000, the receipt of which is included in additional paid-in capital. Expenses (consisting mostly of state taxes and licenses) of the Guarantor totalling approximately $15 and $45 for the years ended December 31, 1996 and 1995, respectively, were paid by an affiliate of the Sponsor and therefore no income statement is presented. These expenses will not be reimbursed to the affiliate.


       B. Use of Estimates in Preparation of Finanacial Statements
          -----------------------------------------------------------

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

2.     Commitments
       -----------

       The Guarantor has made commitments to the Fund as follows:

       A.  Junior Mortgage Loan Guaranty
           -----------------------------

           The Guarantor guarantees the payment to the Fund, on a timely basis, of the Principal (as defined in the Fund's Prospectus) of all Junior Mortgage and Temporary Mortgage Loans made by the Fund to Affiliated Borrowers. The Guarantor's obligation is limited to the Principal balance outstanding on the Junior Mortgage Loan or Temporary Mortgage Loan and does not include the Interest Reserve as defined in the Fund's Prospectus. This guaranty will not apply to Junior Mortgage Loans or Temporary Mortgage Loans made to Non-Affiliated Borrowers. As of December 31, 1996, the Principal balance outstanding on Junior Mortgage Loans and Temporary Mortgage Loans guaranteed by the Guarantor was $8,070,602.

           The Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture (with an overall outstanding balance of $6,071,752 as of December 31, 1996) is in default. The Fund's Board of Directors has not called upon the guaranty at this time. Based on current facts, management believes that the Fund will continue to pursue the workout plan regarding the default.

       B.  Purchase Price Guaranty
           -----------------------

           The Guarantor has guaranteed that Investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions, as defined in the Fund's Prospectus. As of December 31, 1996, the Fund has raised approximately $63,690,000 and has paid distributions of approximately $23,141,000.

       C.  Mortgage Loan Guaranties
           ------------------------

           The Guarantor has guaranteed the payment, up to $2,000,000, of the outstanding principal amount of the Mortgage Loan to NTS/Virginia Development Company which exceeds $18,000,000. The Guarantor has guaranteed the payment, up to $2,416,500, of the outstanding principal amount of the Mortgage Loan to NTS/Lake Forest II Residential Corporation which exceeds $22,000,000. As of December 31, 1996, the outstanding principal balances of the NTS/Virginia Development Company Mortgage Loan and the NTS/Lake Forest II
           Residential Corporation Mortgage Loan were $28,966,245 and $25,857,472, respectively.

           The liability of the Guarantor under the above guaranties and obligations is expressly limited to its assets and its ability to draw upon a $10 million demand note receivable from Mr. J. D. Nichols. Mr. Nichols has contingent liabilities which have arisen in connection with the acquisition of properties by himself or his affiliates. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor. The total amounts guaranteed by the Guarantor are in excess of its net worth, and there is no assurance that the Guarantor will be able to satisfy its obligation under these commitments. The Guarantor may in the future provide guaranties to other Affiliates of the Fund.

3.     Subsequent Event
       ----------------

       On February 12, 1997, the Fund entered into a letter of intent (the Letter of Intent) with NTS Corporation and its Affiliates, NTS Development Company, Fawn Lake and Lake Forest regarding the Fund's loans to Fawn Lake and Lake Forest. The Letter of Intent provided for, among other things, a restructuring of the Fund's loans to Fawn Lake and Lake Forest. The Letter of Intent contemplates that ownership of the properties will be transferred to the Fund, which expects to continue the development to completion of such properties and ultimately, their oderly sale.

       The parties of the Letter of Intent agreed to consider a general restructuring of the relationship among the Fund, NTS Corporation and its various Affiliates. The Fund has not yet determined the method by which it will acquire control of the projects.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders of NTS/Lake Forest II Residential Corporation:

We have audited the accompanying balance sheets of NTS/Lake Forest II Residential Corporation (a Kentucky corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS/Lake Forest II Residential Corporation as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.







                                                 ARTHUR ANDERSEN LLP





Louisville, Kentucky
March 24, 1997


                   NTS/LAKE FOREST II RESIDENTIAL CORPORATION
                   ------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                        AS OF DECEMBER 31, 1996 AND 1995
                        --------------------------------



                                                          1996           1995
                                                      ------------    ----------

ASSETS

Cash                                                  $   165,818   $   201,928
Membership initiation fees and other accounts
 receivable                                             1,256,542     1,724,974
Notes receivable                                          789,303     1,677,064
Notes receivable - affiliate
 Earning loan                                             562,826     1,734,518
 Non-earning loan, net of a loan loss
  reserve of $1,161,207 (1996) and $765,932
   (1995)                                                    --         395,275
Inventory                                              29,870,625    25,748,612
Property & equipment, net of accumulated
 depreciation of $324,968 (1996) and
 $265,384 (1995)                                          184,331       176,453
Prepaid and other assets, net of accumulated
 amortization of $190,070 (1996) and $168,553
 (1995)                                                  336,673        311,117
                                                      -----------   -----------

  Total assets                                        $33,166,118   $31,969,941
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses
 including retainage of $26,396 (1996) and
 $39,939 (1995)                                       $ 1,573,684   $   832,165
Advances from an affiliate                                   --       1,669,346
Notes and mortgage loans payable (Note 5)              31,349,964    28,628,987
Lot deposits                                                8,498        10,500
Deferred revenue                                           68,786        77,224
                                                      -----------   -----------

  Total liabilities                                    33,000,932    31,218,222
                                                      -----------   -----------

Commitments and contingencies (Note 7)

Stockholders' equity:
 Common stock, no par value, 2,000 shares
  authorized, 100 shares issued and
  outstanding                                               1,000         1,000
 Retained earnings                                        164,186       750,719
                                                      -----------   -----------

  Total stockholders' equity                              165,186       751,719
                                                      -----------   -----------

  Total liabilities and stockholders'
   equity                                             $33,166,118   $31,969,941
                                                      ===========   ===========


The accompanying notes to financial statements are an integral part of these balance sheets.



                   NTS/LAKE FOREST II RESIDENTIAL CORPORATION
                   ------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------



                                       1996           1995           1994
                                    ----------    -----------     ----------

Revenues:
 Lot sales, net of discounts       $ 3,307,163    $ 4,329,717    $ 4,110,735
 Interest and other income             243,166        460,944        397,950
 Interest income - affiliate            76,807        116,371        109,112
                                   -----------    -----------    -----------

                                     3,627,136      4,907,032      4,617,797

Cost of sales                        2,477,330      3,161,765      2,735,786
                                   -----------    -----------    -----------

Gross profit                         1,149,806      1,745,267      1,882,011

Expenses:
 Cost reimbursement (Note 6)           653,635        835,033           --
 Marketing and development fee            --             --          382,789
(Note 6)
 General and administrative             85,651        283,690        278,753
 Interest                              578,344        691,813        681,046
 Gross receipts interest (Note 6)        1,918          5,355         61,555
 Depreciation and amortization          21,516         62,497        129,034
 Provision for loan losses             395,275        465,932           --
                                   -----------    -----------    -----------

                                     1,736,339      2,344,320      1,533,177
                                   -----------    -----------    -----------

Net income (loss)                  $  (586,533)   $  (599,053)   $   348,834
                                   ===========    ===========    ===========


The accompanying notes to financial statements are an integral part of these statements.



                   NTS/LAKE FOREST II RESIDENTIAL CORPORATION
                   ------------------------------------------
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       ----------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------



                                     Common         Retained
                                     Stock          Earnings           Total
                                     -----          --------           -----
Balances at December 31, 1993     $     1,000     $ 1,000,938     $ 1,001,938
 Net income                             --            348,834         348,834
                                   -----------     -----------     ----------
Balances at December 31, 1994           1,000       1,349,772       1,350,772
 Net loss                               --           (599,053)       (599,053)
                                   -----------     -----------     -----------
Balances at December 31, 1995           1,000         750,719         751,719
 Net loss                               --           (586,533)       (586,533)
                                   -----------     -----------     -----------
Balances at December 31, 1996     $     1,000     $   164,186     $   165,186
                                   ===========     ===========     ===========


The accompanying notes to financial statements are an integral part of these statements.




                   NTS/LAKE FOREST II RESIDENTIAL CORPORATION
                   ------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------




                                                         1996                  1995                  1994
                                                     ------------           ------------         -----------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
Net income (loss)                                     $(586,533)             $(599,053)            $ 348,834
Adjustments to reconcile net income to net
 cash from (used for) operating activities:
  Depreciation and amortization                           21,516                62,497               129,034
  Provision for loan losses                              395,275               465,932                  --
  Accrued interest on performance bonds                   (2,692)               (1,343)                 --
  Changes in assets and liabilities:
   Membership initiation fees and other                  468,432              (504,271)             (405,101)
 accounts receivable
   Notes receivable                                      887,761               377,661               672,917
   Inventory                                          (4,062,429)              731,035            (1,205,288)
   Prepaid and other assets                              (36,589)              (51,000)             (105,500)
   Accounts payable and accrued expenses                 741,519              (331,493)              231,112
   Lot deposits                                           (2,002)              (47,024)              (26,740)
   Deferred revenue                                       (8,438)               12,367                43,440
                                                     -----------           -----------           -----------

  Net cash from (used for) operating activities       (2,184,180)              115,308              (317,292)
                                                     -----------           -----------           -----------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
Property and equipment                                   (67,461)               (3,777)              (76,450)
Notes receivable - affiliate                           1,171,692               (59,442)             (108,013)
                                                     -----------           -----------           -----------

  Net cash from (used for) investing activities        1,104,231               (63,219)             (184,463)
                                                     -----------           -----------           -----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
Proceeds from mortgage loans                           4,650,096             5,055,933             4,474,634
Repayments on mortgage loans                          (1,125,296)           (4,670,797)           (3,099,776)
Proceeds from notes payable                                 --                    --                  39,124
Repayments on notes payable                              (12,010)             (129,563)             (137,553)
Net repayments under warehouse line of credit
agreements                                              (791,813)             (164,488)             (594,288)
Prepaid and other assets                                  (7,792)              (75,948)              (33,288)
Advances (to) from an affiliate                       (1,669,346)               55,696              (157,646)
                                                     -----------           -----------           -----------

  Net cash from financing activities                   1,043,839                70,833               491,207
                                                     -----------           -----------           -----------

  Net increase (decrease) in cash                        (36,110)              122,922               (10,548)

CASH, beginning of period                                201,928                79,006                89,554
                                                     -----------           -----------           -----------

CASH, end of period                                  $   165,818           $   201,928           $    79,006
                                                     ===========           ===========           ===========

Cash paid during period for:
Interest, net of amounts capitalized                 $   259,012           $   569,266           $   688,217


The accompanying notes to financial statements are an integral part of these statements.

                   NTS/LAKE FOREST II RESIDENTIAL CORPORATION
                   ------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


1.     Significant Accounting Policies
       -------------------------------

       A)  Organization
           ------------

           NTS/Lake Forest II Residential Corporation (Lake Forest) was organized on July 6, 1988 as a Kentucky corporation. Lake Forest is an Affiliate under common control with NTS Corporation, the Sponsor of the NTS Mortgage Income Fund. The NTS Mortgage Income Fund (the
           Fund) is the primary creditor of Lake Forest. Lake Forest is in the process of developing approximately 726 acres of land located in Louisville, Kentucky into a single-family residential community and a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. Lake Forest will have amenities consisting of a clubhouse, pools, tennis courts, recreation fields and several lakes. As of December 31, 1996, approximately 480 acres have been developed.

           These financial statements do not reflect the impact, if any, of the proposed transaction discussed in Note 8.

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

       C)  Reserves for Loan Losses
           ------------------------

           Interest income is reported as earned on the accrual basis of accounting. If Lake Forest has any reason to doubt the collectability of any principal and interest amounts due pursuant to the terms of the notes and accounts receivable, appropriate reserves are established for any principal and accrued interest amounts deemed unrealizable. Notes receivable in the accompanying balance sheets are presented at lower of cost or market. The amounts Lake Forest will ultimately realize could differ from the amounts assumed in arriving at the reserve for loan losses reported in the financial statements.

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

       -------------------------------------------


       E)  Tax Status
           ----------

           Lake Forest has elected, for income tax purposes, to include its income with that of its stockholders, an S-Corporation election. Accordingly, no provision for income taxes is included in the accompanying financial statements.

       F)  Use of Estimates in the Preparation of Financial Statements
           -----------------------------------------------------------

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

       G)  New Accounting Pronouncement
           ----------------------------

           Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard during the year ended December 31, 1996 did not result in an impairment loss.

       H)  Advertising
           -----------

           Lake Forest expenses advertising-type costs as incurred. Advertising expense, a component of Cost Reimbursements (see Note 6), was approximately $75,000 and $85,000 during the years ended December 31, 1996 and 1995, respectively. Advertising expense for the year ended December 31, 1994 is a component of the Marketing and Development Fee (see Note 6) and is not separately determinable.

       I)  Reclassification of 1995 Financial Statements
           ---------------------------------------------

           Certain reclassifications have been made to the December 31, 1995 financial statements to conform with December 31, 1996 classifications. These classifications have no effect on previously reported operations.

2.     Member Initiation Fees and Other Accounts Receivable
       ----------------------------------------------------

       Lake Forest Country Club (the "Country Club") membership initiation fees receivable totalled approximately $870,000 and $1,530,000 as of December 31, 1996 and 1995, respectively. The receivable is net of a discount recorded to allow for the present value of the receivables considering the estimated timing of collections.

3.     Notes Receivable
       ----------------

       Notes receivable are secured by a first mortgage on lots sold to individuals. The notes bear interest at the prevailing market rates at the time the lots were sold. The majority of the notes are due between five to seven years, monthly payments are based on a 30-year amortization and the balance is due at the maturity date. As of December 31, 1996, notes totalling $772,065 are pledged as security for notes payable to banks under

       ----------------------------

       certain Warehouse Line of Credit Agreements. There are also $17,238 of notes held by Lake Forest that are not pledged. Approximately $121,889, $208,073, $68,617, $324,619 and $48,867 of the notes receivable balance as of December 31, 1996 are due for the years ended December 1997 through 2001, respectively, with $17,238 due thereafter.

4.     Inventory
       ---------

       Inventory consists of the following as of December 31:


                                                 1996           1995
                                             -----------    ----------

         Land held for future development,
          under development and completed
          lots                               $12,608,256   $11,674,237
         Country club (net of membership
          initiation fees)                    10,568,113     7,648,039
         Amenities                             6,694,256     6,426,336
                                             -----------   -----------

                                             $29,870,625   $25,748,612
                                             ===========   ===========

       Lake Forest capitalized in inventory $1,184,137 and $1,123,366 of interest and real estate taxes in 1996 and 1995, respectively. Interest and real estate taxes incurred were $1,772,550 and $1,514,674 for the years ended December 31, 1996 and 1995, respectively.

       Inventory as reflected above includes $15,477,112, net of $4,908,999 of Country Club membership initiation fees, of costs incurred to date for the development of the Country Club. Pursuant to an agreement between the Country Club and Lake Forest regarding the cost to develop the Country Club, Lake Forest is to receive all initiation fees from membership sales for a period not to exceed 12 years from the date of the agreement (ending 2003). The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $2,200,000 which is expected to be offset by member initiation fees. During 1996, the Country Club operating deficit was approximately $380,000 and was capitalized as a cost of inventory.

5.     Notes and Mortgage Loans Payable (See Note 8)
       ---------------------------------------------

       Notes and mortgage loans payable consist of the following as of December 31:


                                                   1996             1995
                                                -----------      ----------
       Mortgage loan payable to the Fund in
       the amount of $28,000,000  bearing
       interest equal to the greater of 17%
       of Gross Receipts or 4.42% of the
       outstanding  loan balance,  due July 1,
       1997,  secured  by  inventory  and a
       subordinated  first mortgage on
       approximately  180 acres of land,
       advances  are made as needed for
       project costs, generally principal
       payments consist of approximately 83%
       of the Gross Receipts of lot sales      $25,857,472      $25,935,987

                              (Continued next page)

    ---------------------------------------------------------

                                                    1996               1995
                                                -----------         ---------
    Warehouse  Line of Credit  Agreements
    with three banks bearing  interest at
    the Prime Rate + 1%, the Prime Rate +
    3/4% and the Prime Rate + 1/2%,  due
    December 15,  1997  ($259,910),
    September  30, 1997  ($240,569)  and
    February  28, 1997 ($815,956), secured
    by notes receivable (see Note 3),
    principal payments consist of
    payments received from notes
    receivable securing the obligation           $ 1,316,437        $ 2,108,249

    Mortgage loan payable in the amount
    of $4,965,000, bearing interest at
    the Prime Rate + 1%, due July 31,
    1999,  secured by the Lake Forest
    Country Club golf  course,  10 acres
    of land upon which the  clubhouse  was
    constructed  and inventory,  advances
    are made as needed for project  costs,
    principal  payments consist  of 100% of
    the  Club's net  membership  fees prior
    to the loan  closing (September 1,
    1995) and 95% of the Club's net
    memberships after the loan closing            3,908,127             438,960

    Mortgage loan payable in the amount
    of $875,000, bearing interest at the
    Prime Rate + 1%, due November 24,
    1996, secured by inventory,  advances
    are made as needed for project costs,
    principal payments consist of 85% of
    gross proceeds of lot sales to builders
    and 75% of the gross proceeds of the lot
    sales to individuals                            258,060             123,913

    Equipment loan in the amount of
    $38,961, bearing interest of 10.5%,
    due October 1, 1997, secured by
    equipment purchased for use at the
    Country Club                                      9,870             21,878
                                                 ----------          ----------
                                                $31,349,964         $28,628,987
                                                 ==========          ==========

       As of December 31, 1996, substantially all of the assets of Lake Forest secure the above notes and mortgage loans payable.

       The Prime Rate was 8 1/4% and 8 1/2% at December 31, 1996 and 1995 respectively.

       The $259,910 Warehouse Line of Credit Agreement is guaranteed by NTS Corporation.

5.     Notes and Mortgage Loans Payable (See Note 8) - Continued
       ---------------------------------------------------------

       There is currently no readily determinable market value for the $28,000,000 mortgage loan payable to the Fund given its unique and affiliated nature. Based on the borrowing rates currently available to Lake Forest for bank loans with similar terms and average maturities, the fair value of all other debt instruments approximates the carrying value for these debt instruments.

       Lake Forest is working with several lenders, including existing creditors, to refinance the debt which matures within the next twelve months. While management can provide no assurance that these negotiations will be successful, it is their belief that such financing will be accomplished during fiscal 1997 or prior to the respective maturity dates.


 6.    Related Party Transactions
       --------------------------

       Development and marketing activities in Kentucky, which include accounting, are managed by NTS Residential Properties, Inc., a Kentucky corporation (Residential), a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a Kentucky corporation and a wholly-owned subsidiary of NTS Corporation, the Sponsor of the Fund. These entities are under common control with Lake Forest. During fiscal 1994, pursuant to an agreement, Residential received 25% of the gross proceeds of lot sales to individuals and 15% of the gross proceeds of lot sales to builders as a fee for its service. The fee amounted to $382,789 for the year ended December 31, 1994. Subsequent to June 30, 1994, the fee was no longer charged by Residential.

       Lake Forest incurred expenditures with various affiliates for preliminary planning, start-up, and construction overhead costs and has recorded these expenditures as a cost of inventory. The amounts charged were approximately $ 360,000, $459,000 and $112,500 for each of the three years ended December 31, 1996, 1995 and 1994, respectively. In addition, for 1996 and 1995, pursuant to an agreement effective July 1, 1994 with an affiliate, reimbursements were made to Residential for actual personnel, marketing and administrative costs as they relate to Lake Forest of approximately $654,000 and $835,000, respectively. These reimbursements are reflected as Cost Reimbursements in the accompanying Statements of Operations.

       In addition to the mortgage loan with the Fund, Lake Forest had the following transactions with the Fund:


                                            1996      1995       1994
                                         --------   --------   -------

        Regular interest - capitalized   $893,864   $916,922   $859,745
        Regular interest - expensed      $264,788   $299,067   $325,578
        Gross receipts interest          $   --     $   --     $ 52,124
        Letters of credit fees           $   --     $   --     $  3,295

       Lake Forest has made advances in 1993 and 1992 to an affiliate in connection with the expansion of the sewage treatment plant servicing the project which is owned and operated by the affiliate. The advances are due December 27, 1997 and bear interest at 6.74%. The amount outstanding, including interest, at December 31, 1996 and 1995 was $562,826 and $1,734,518, respectively. Interest income earned on the advances was $76,807, $116,371 and $109,112 for the years ended December 31, 1996,
       1995 and 1994, respectively.

       --------------------------------------

       As of December 31, 1995, Lake Forest had received advances from an affiliate totalling $1,669,346. The advances bear interest at a rate approximating the Prime Rate. Interest paid to the affiliate for the years ended December 31,1996, 1995 and 1994 totalled $60,077, $146,976, and $131,940 respectively. The advances were repaid during 1996.

       As of December 31, 1996, Lake Forest has a participation agreement with the Fund whereby Lake Forest has been assigned an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture (the "Joint Venture"). The loan is on a demand basis and is in default due to the failure of the Joint Venture to pay the interest due on the loan. Based on management's evaluation of the Joint Venture's future cash flows, Lake Forest increased the loan loss reserve by $395,275 during 1996. The loan loss reserve is equal to the note amount. Reserves for loan losses are based on management's evaluation of the borrower's ability to meet its obligation as well as current and future economic conditions. Reserves are based on estimates and ultimate losses may vary. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

7.     Commitments and Contingencies
       -----------------------------

       It is estimated that development of the remaining homeowners association amenities will be substantially completed by December 2000. Based on engineering studies and projections, Lake Forest will incur additional costs, excluding interest, of approximately $420,000 during 2000 to complete the homeowners association amenities.

       Lake Forest has various letters of credit outstanding to governmental agencies and utility companies totalling approximately $158,000.

8.     Subsequent Event
       ----------------

       On February 12, 1997, Lake Forest entered into a letter of intent (the Letter of Intent) with the Fund and NTS Corporation and its Affiliates, NTS Development Company and NTS/Virginia Development Company (Fawn Lake) regarding the Fund's loans to Lake Forest and Fawn Lake. The Letter of Intent provided for, among other things, a restructuring of the Fund's loans to Fawn Lake and Lake Forest. The Letter of Intent contemplates that ownership of the properties will be transferred to the Fund, which expects to continue the development to completion of such properties and ultimately, their orderly sale.

       The parties of the Letter of Intent agreed to consider a general restructuring of the relationship among the Fund, NTS Corporation and its various Affiliates. The method by which the Fund will acquire control of Lake Forest has not yet been determined.

       Generally Accepted Accounting Principles require that transactions as contemplated by the Letter of Intent be recorded at fair market value. Management can not determine at this time whether or not such transactions, if completed, will result in a loss.

       The Fund, as owner of the Lake Forest project, expects that it will continue development of the project and the orderly sale of lots, golf course memberships and ancillary services through sell-out. As owner, the Fund will be responsible for continuing development, operations and marketing costs through the remaining life of the project and it may be necessary for the Fund to borrow additional funds to complete the development. While the Fund believes that such funds will be more readily available if it owns the project, it is not certain that the Fund will be able to borrow the funds necessary to complete the project.

8.     Subsequent Event - Continued
       ----------------------------

       The Letter of Intent contemplates that NTS Development Company or another subsidiary or affiliate of NTS Corporation (the "Manager"), will enter into a management agreement (the "Management Agreement") with the Fund pursuant to which the Manager will, as authorized agent for the Fund, provide exclusive management, development, marketing and sales efforts and personnel to the Fund, and take all other actions necessary to manage the development of the project to completion and the sale of lots, golf memberships and ancillary services. The terms of the Management Agreement have not yet been finalized.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Stockholders of NTS/Virginia Development Company:

We have audited the accompanying balance sheets of NTS/Virginia Development Company (a Virginia corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS/Virginia Development Company as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.







                                                  ARTHUR ANDERSEN LLP





Louisville, Kentucky
March 24, 1997



                        NTS/VIRGINIA DEVELOPMENT COMPANY
                        --------------------------------
                                 BALANCE SHEETS
                                 --------------
                        AS OF DECEMBER 31, 1996 AND 1995
                        --------------------------------



                                                          1996          1995
                                                     ------------     ---------

ASSETS

Cash                                                  $    61,142    $    48,466
Membership initiation fees and other accounts
 receivables                                              512,473        670,861
Notes receivable                                        4,150,515      5,215,716
Non-earning note receivable - affiliate, net
 of loan loss reserve of $1,071,713 (1996) and
 $706,739 (1995)                                             --          364,974
Inventory                                              32,768,228     30,802,664
Property and equipment, net of accumulated
 depreciation of $151,886 (1996) and $78,664
 (1995)                                                   307,213        231,227
Prepaid and other assets, net of amortization
 of $758,297 (1996) and $658,615 (1995)                   117,141        187,406
                                                      -----------    -----------

   Total assets                                       $37,916,712    $37,521,314
                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses,
 including retainage of $ -0- (1996)
 and $90,303 (1995)                                   $ 1,669,753    $ 1,384,132
Advances from an affiliate                                583,700        729,531
Notes and mortgage loans payable (Note 5)              35,245,593     34,369,132
Lot deposits and other liabilities                        108,288         62,000
                                                      -----------    -----------

   Total liabilities                                   37,607,334     36,544,795
                                                      -----------    -----------

Commitments and Contingencies (Note 7)

Stockholders' equity:
 Class A common stock, no par value, 70,000
  shares authorized, 910 shares issued and
  outstanding                                                 910            910
 Class B common stock, no par value, 30,000
  shares authorized, 90 shares issued and
  outstanding                                                  90             90
Retained earnings                                         308,378        975,519
                                                      -----------    -----------

   Total stockholders' equity                             309,378        976,519
                                                      -----------    -----------

   Total liabilities and stockholders' equity         $37,916,712    $37,521,314

                                                      ===========    ===========

The accompanying notes to financial statements are an integral part of these balance sheets.




                        NTS/VIRGINIA DEVELOPMENT COMPANY
                        --------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------




                                         1996            1995             1994
                                      -----------     -----------   -----------

Revenues:
 Lot sales, net of discounts           $ 2,936,404    $ 3,073,548    $ 3,508,281
 Interest and other income                 479,733        516,898        485,903
                                       -----------    -----------    -----------

                                         3,416,137      3,590,446      3,994,184

Cost of sales                            1,875,642      1,978,369      2,097,208
                                       -----------    -----------    -----------

Gross profit                             1,540,495      1,612,077      1,896,976
                                       -----------    -----------    -----------

Expenses:
 Cost reimbursements (Note 6)            1,034,613        984,435           --
 Marketing and development fee (Note 6)       --             --          505,950
 General and administrative                111,220         77,210        100,469
 Interest                                  530,011        592,786        611,128
 Gross receipts interest (Note 6)           13,638         13,932         85,881
 Depreciation and amortization             153,180        198,546        187,949
 Provision for loan losses                 364,974        406,739           --
                                       -----------    -----------    -----------

                                         2,207,636      2,273,648      1,491,377
                                       -----------    -----------    -----------

Net income (loss)                      $  (667,141)   $  (661,571)   $   405,599

                                       ===========    ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.



                        NTS/VIRGINIA DEVELOPMENT COMPANY
                        --------------------------------
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       ----------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------




                                      Common        Retained
                                      Stock         Earnings        Total
                                    ---------      ----------     ---------
Balances at December 31, 1993      $     1,000    $ 1,231,491   $ 1,232,491
 Net income                             --            405,599       405,599
                                   -----------    -----------    -----------
Balances at December 31, 1994            1,000      1,637,090     1,638,090
 Net loss                               --           (661,571)     (661,571)
                                   -----------    -----------    -----------
Balances at December 31, 1995            1,000        975,519       976,519
 Net loss                               --           (667,141)     (667,141)
                                   -----------    -----------    -----------
Balances at December 31, 1996     $     1,000     $   308,378   $   309,378
                                   ===========     ==========    ===========


The accompanying notes to financial statements are an integral part of these statements.



                        NTS/VIRGINIA DEVELOPMENT COMPANY
                        --------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------




                                                           1996                1995                 1994
                                                       ------------        ------------         ------------

CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
Net income (loss)                                   $   (667,141)         $   (661,571)         $    405,599
Adjustments to reconcile net income (loss) to
 net cash from (used for) operating
 activities:
  Depreciation and amortization                          153,180               198,546               187,949
  Provision for loan losses                              364,974               406,739                  --
  Accrued interest on Performance Bonds                     (413)                 (333)                 --
  Changes in assets and liabilities:
   Membership initiation fees and other
    accounts receivable                                  158,388              (118,208)              (91,339)
   Notes receivable                                    1,065,200               221,701               269,523
   Inventory                                          (1,945,839)           (5,334,859)           (1,732,505)
   Prepaid and other assets                              (13,132)              (14,145)               45,065
   Accounts payable and accrued expenses                 285,624               778,072              (375,434)
   Lot deposits and other liabilities                     46,288                (5,000)              (13,000)
                                                    ------------          ------------          ------------

  Net cash used for operating
   activities                                           (552,871)           (4,529,058)           (1,304,142)
                                                    ------------          ------------          ------------

CASH FLOWS USED FOR INVESTING ACTIVITIES
Additions to property and equipment                     (149,209)             (210,724)              (99,167)
                                                    ------------          ------------          ------------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
Proceeds from mortgage loans                           4,662,029            12,022,452             2,691,653
Repayments on mortgage loans                          (2,490,031)           (6,122,937)           (3,030,471)
Proceeds from notes payable                               96,235               320,280                79,545
Repayments on notes payable                              (90,233)             (179,947)               (5,935)
Net repayments under warehouse line of credit
 agreements                                           (1,301,542)             (120,773)             (117,278)
Loan costs                                               (15,871)              (76,818)               (5,304)
Advances (to) from an affiliate                         (145,831)           (1,061,634)            1,791,165
                                                    ------------          ------------          ------------

  Net cash from financing activities                     714,756             4,780,623             1,403,375
                                                    ------------          ------------          ------------

  Net increase in cash                                    12,676                40,841                    66

CASH, beginning of period                                 48,466                 7,625                 7,559
                                                    ------------          ------------          ------------

CASH, end of period                                 $     61,142          $     48,466          $      7,625
                                                    ============          ============          ============

Cash paid during period for:
Interest, net of amounts capitalized                $    332,813          $    147,867          $    611,128

The accompanying notes to financial statements are an integral part of these statements.

                        NTS/VIRGINIA DEVELOPMENT COMPANY
                        --------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


1.     Significant Accounting Policies
       -------------------------------

       A)  Organization
           ------------

           NTS/Virginia Development Company (Fawn Lake) was organized on December 8, 1987 as a Virginia corporation. Fawn Lake is an Affiliate under common control with NTS Corporation, the Sponsor of the NTS Mortgage Income Fund. The NTS Mortgage Income Fund (the Fund) is the primary creditor of Fawn Lake. Fawn Lake is in the process of developing approximately 2,825 acres of land located in the Chancellor district of Spotsylvania County, Virginia, approximately 60 miles south of Washington D.C., into a single-family residential community and a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. Included on the property is a 285 acre lake. Fawn Lake will have amenities consisting of a clubhouse, pool, tennis courts and boat docks. As of December 31, 1996, approximately 1,200 acres have been developed.

           These financial statements do not reflect the impact, if any, of the proposed transaction discussed in Note 8.

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

       C)  Reserves for Loan Losses
           ------------------------

           Interest income from notes receivable is reported as earned on the accrual basis of accounting. If Fawn Lake has any reason to doubt the collectability of any principal and interest amounts due pursuant to the terms of the notes and accounts receivable, appropriate reserves are established for any principal and accrued interest amounts deemed unrealizable. Notes receivable in the accompanying balance sheets are presented at lower of cost or fair value. The amounts Fawn Lake will ultimately realize could differ from the amounts assumed in arriving at the reserve for loan losses reported in the financial statements.

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

       -------------------------------------------


       E)  Tax Status
           ----------

           Fawn Lake has elected, for income tax purposes, to include its income with that of its stockholders, an S-Corporation election. Accordingly, no provision for income taxes is included in the accompanying financial statements.

       F)  Use of Estimates in the Preparation of Financial Statements
           -----------------------------------------------------------

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

       G)  New Accounting Pronouncement
           ----------------------------

           Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the year ended December 31, 1996 did not result in an impairment loss.

       H)  Advertising
           -----------

           Fawn Lake expenses advertising-type costs as incurred. Advertising expense, a component of Cost Reimbursement (See Note 6), was approximately $410,000 and $310,000 during the years ended December 31, 1996 and 1995, respectively. Advertising expense for the year ended December 31, 1994 is a component of the Marketing and Development Fee (See Note 6) and is not separately determinable.

       I)  Reclassification of 1995 and 1994 Financial Statements
           ------------------------------------------------------

           Certain reclassifications have been made to the December 31, 1995 and 1994 financial statements to conform with December 31, 1996 classifications. These classifications have no effect on previously reported operations.

2.     Member Initiation Fees and Other Accounts Receivable
       ----------------------------------------------------

       Fawn Lake Country Club membership initiation fees receivable totalled approximately $460,000 and $660,000 as of December 31, 1996 and 1995, respectively. The receivable is net of a discount recorded to allow for the present value of the membership initiation fee receivables considering the estimated timing of collections.

3.     Notes Receivable
       ----------------

       Notes receivable are secured by a first mortgage on lots sold to individuals. The notes bear interest at the prevailing market rates at the time the lots were sold. The majority of the notes are due between five to seven years, monthly payments are based on a 30-year amortization and the balance is due at the maturity date. As of

       ----------------  -----------

       December 31, 1996, notes totalling $3,946,565 are pledged as security for notes payable to banks under certain Warehouse Line of Credit Agreements. There are also $203,950 of notes held by Fawn Lake that are not pledged. Approximately $1,041,296, $1,464,463, $701,746, $527,628 and $222,614 of
       the notes receivable balance as of December 31, 1996 are due for the years ended December 1997 through 2001, respectively, with $192,768 due thereafter.


4.     Inventory
       ---------

       Inventory consists of the following as of December 31:


                                                1996           1995
                                             -----------    ----------

         Land held for future development,
          under development and completed
          lots                               $21,633,702   $20,714,958
         Country club (net of membership
          initiation fees)                     6,749,630     5,198,132
         Amenities                             4,384,896     4,889,574
                                             -----------   -----------

                                             $32,768,228   $30,802,664
                                             ===========   ===========

       Fawn Lake capitalized in inventory approximately $1,407,284 and $1,216,410 of interest and real estate taxes in 1996 and 1995, respectively. Interest and real estate taxes incurred was approximately $2,017,650 and $1,838,322 as of December 31, 1996 and 1995, respectively.

       Inventory for 1996 as reflected above includes $8,025,573, net of $1,275,943 of country club membership initiation fees, of costs incurred to date for the development of Fawn Lake Country Club.

5.     Notes and Mortgage Loans Payable (See Note 8)
       ---------------------------------------------

       Notes and mortgage loans payable consist of the following as of December 31:

                                                       1996             1995
                                                   -----------      -----------
      Mortgage loan payable to the Fund in
      the amount of $30,000,000, bearing
      interest equal to the greater of 17% of
      Gross Receipts or 4.42% of the
      outstanding  loan balance,  due July 1,
      1997,  secured  by  inventory  and a
      subordinated  first mortgage  on  22  acres
      of  land,   generally  principal  payments
      consist  of approximately 83% of the
      Gross Receipts of lot sales                  $28,966,245     $27,459,598

      Mortgage payable to the Fund in the
      amount of $2,500,000, bearing interest
      at the Prime Rate + 3/4%, due July 31,
      1997 secured by the Fawn Lake Golf
      Course                                        1,998,850        1,073,953
                              (Continued next page)

    --------------------------------------------

                                                     1996            1995
                                                  -----------    -----------
    Warehouse Line of Credit Agreements
    with two banks bearing interest at the
    Prime Rate + 1% and Prime Rate + 3/4%,
    due December 15, 1997  ($613,718) and
    September 30,  1997  ($3,203,442),
    secured by notes  receivable  (See Note 3),
    principal payments consist of payments
    received from notes receivable
    securing the obligation                        $ 3,817,160   $ 5,118,702

    Mortgage loan payable in the amount of
    $325,000  bearing interest at the Prime
    Rate + 1% and gross receipts interest
    of 2% of the gross proceeds from lot
    sales, due September 15, 1997, secured
    by a first mortgage on 14 lots in Fawn
    Lake, principal payments consist of 85%
    of the gross proceeds of lot sales to
    builders and 75% of the gross proceeds
    of lot sales to individuals                        243,393       502,936

    Bank note payable in the amount of
    $165,276, bearing interest at the rate
    of 8.75%, due January 14, 1999, secured
    by golf course maintenance equipment               115,028       165,276

    Bank note payable in the amount of
    $42,435, bearing interest at the rate
    of 10.5%, due October 15, 1999, secured
    by golf course maintenance equipment                36,421         --

    Bank note payable in the amount of
    $34,505, bearing interest at the rate
    of 10.5%, due October 15, 1999, secured
    by golf course maintenance equipment                30,366         --

    Bank note payable in the amount of
    $79,545, bearing interest at the rate
    of 7.99%, due October 1, 1997, secured
    by golf course maintenance equipment                21,680        48,667

    Bank note payable in the amount of
    $19,144, bearing interest at the rate
    of 10.5%, due October 15, 1999, secured
    by golf course maintenance equipment                16,450         --
                                                     ----------    ----------
                                                    $35,245,593  $34,369,132

       As of December 31, 1996, substantially all of the assets of Fawn Lake secure the above notes and mortgage loans payable.

       The Prime Rate was 8 1/4% and 8 1/2% at December 31, 1996 and 1995, respectively.

       The $613,718 Warehouse Line of Credit Agreement is guaranteed by NTS Corporation.

       --------------------------------------------

       There is currently no readily determinable market value for the $30,000,000 loan payable to the Fund given its unique and affiliated nature. Based on the borrowing rates currently available to Fawn Lake for bank loans with similar terms and average maturities, the fair value of all other debt instruments approximates the carrying value for these debt instruments.

       Fawn Lake is working with several lenders, including existing creditors to refinance the debt which will mature within the next twelve months. While management can provide no assurance that these negotiations will be successful, it is their belief that such financing will be accomplished prior to the respective maturity dates.

6.     Related Party Transactions
       --------------------------

       Development and marketing activities in Virginia, which include accounting, are managed by NTS Residential Properties, Inc. - Virginia (Residential),a Virginia corporation and a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of NTS Corporation, the Sponsor of the Fund. These entities are under common control with Fawn Lake. During fiscal 1994, pursuant to an agreement, Residential received 25% of the gross proceeds of lot sales to individuals and 15% of the gross proceeds of lot sales to builders as a fee for its service. The fee amounted to $505,950 for the year ended December 31, 1994. Subsequent to June 30, 1994, the fee is no longer being charged by Residential.

       Fawn Lake incurred expenditures with various affiliates for acquisition, preliminary planning, start-up and construction overhead costs and has recorded these expenditures as a cost of inventory. The amounts charged were approximately $260,000, $206,000 and $811,900 for each of the three years ended December 31, 1996, 1995 and 1994 respectively. In addition, for 1996 and 1995, pursuant to an agreement effective July 1, 1994 with Residential, reimbursements were made to Residential for actual personnel, marketing and administrative costs as they relate to Fawn Lake of approximately $1,035,000 and $985,000 respectively. These reimbursements are reflected as Cost Reimbursements in the accompanying Statements of Operations.

       In addition to the mortgage loans with the Fund, Fawn Lake had the following additional transactions with the Fund:


                                                1996        1995
                                            -----------   ----------

            Regular interest - capitalized   $1,310,224   $1,074,591
            Regular interest - expensed      $  123,216   $   82,261
            Letters of credit fees           $    1,933   $    4,679

       Fawn Lake has received non-interest bearing advances from an affiliate totalling $583,700 as of December 31, 1996. The advances were used to fund development costs and will be repaid to the affiliate as cash flow permits.

       As of December 31, 1996, Fawn Lake has a participation agreement with the Fund whereby Fawn Lake has been assigned an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture (the "Joint Venture"). The loan is on a demand basis and is in default due to the failure of the Joint Venture to pay the interest due on the loan. Based on managements's evaluation of the Joint Venture's future cash flows, Fawn Lake increased the loan loss reserve by $364,974 during 1996. The loan loss reserve is equal to the note amount. Reserves for loan losses are based on management's evaluation of the

       --------------------------------------

       borrower's ability to meet its obligation as well as current and future economic conditions. Reserves are based on estimates and ultimate losses may vary. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known.


7.     Commitments and Contingencies
       -----------------------------

       It is estimated that the country club and homeowners association amenities will be substantially completed by December 2002. Based on engineering studies and projections, Fawn Lake will incur additional costs, excluding interest, of approximately $4,450,000 to complete the country club and homeowners association amenities for the project. These costs are estimated to be incurred as follows: $225,000 for 1997, $2,400,000 for 1998, $1,210,000 for 1999, $210,000 for 2000, $5,000 for
       2001 and $400,000 for 2002.

       Fawn Lake has letters of credit outstanding to governmental agencies totalling approximately $480,000 at December 31, 1996.


8.     Subsequent Event
       ----------------

       On February 12, 1997, Fawn Lake entered into a letter of intent (the Letter of Intent) with the Fund and NTS Corporation and its Affiliates, NTS Development Company and NTS/Lake Forest II Residential Corporation (Lake Forest) regarding the Fund's loans to Fawn Lake and Lake Forest. The Letter of Intent provided for, among other things, a restructuring of the Fund's loans to Fawn Lake and Lake Forest. The Letter of Intent contemplates that ownership of the properties will be transferred to the Fund, which expects to continue the development to completion of such properties and ultimately, their orderly sale.

       The parties to the Letter of Intent agreed to consider a general restructuring of the relationship among the Fund, NTS Corporation and its various Affiliates. The method by which the Fund will acquire control of Fawn Lake has not been determined.

       Generally Accepted Accounting Principles require that transactions as contemplated by the Letter of Intent be recorded at fair market value. Management can not determine at this time whether or not such transactions, if completed, will result in a loss.

       The Fund, as owner of the Fawn Lake project, expects that it will continue development of the project and the orderly sale of lots, golf course memberships and ancillary services through sell-out, as well as the sale of the Fawn Lake Country Club, when appropriate. As owner, the Fund will be responsible for continuing development, operations and marketing costs through the remaining life of the project and it may be necessary for the Fund to borrow additional funds to complete the development. While the Fund believes that such funds will be more readily available if it owns the projects, it is not certain that the Fund will be able to borrow the funds necessary to complete the projects.

       The Letter of Intent contemplates that NTS Development, or another subsidiary or affiliate of NTS Corporation (the "Manager"), will enter into a management agreement (the "Management Agreement") with the Fund pursuant to which the Manager will, as authorized agent for the Fund,

       ---------------------------

       provide exclusive management, development, marketing and sales efforts and personnel to the Fund, and take all other actions necessary to manage the development of the project to completion and the sale of lots, golf memberships, ancillary services and the Fawn Lake Country Club. The terms of the Management Agreement have not yet been finalized.

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

                                    Part III

Item 10.      Directors and Executive Officers of the Registrant
              --------------------------------------------------

The directors and principal officers of the Fund are as follows:

                 Name                            Office With the Fund
                 ----                            --------------------

          J. D. Nichols                     Chairman of the Board of Directors
          Robert M. Day                     Director*
          Gerald B. Thomas                  Director*
          F. Everett Warren, J.D.           Director*
          Richard L. Good                   President and Director
          John W. Hampton                   Secretary and Treasurer
________________________________________________________________________________
* Messrs. Day, Thomas and Warren are the Independent Directors of the Fund. Neither of them are employees, partners, officers or directors of the Sponsor or any of its Affiliates.

J. D. Nichols (age 55)is Chairman of the Board and Chief Executive Officer of NTS Corporation and its various Affiliates and is a member and Chairman of the Board of Directors of the NTS Mortgage Income Fund. He is a graduate of the University of Louisville School of Law. His undergraduate studies were at the University of Kentucky, where he concentrated in Accounting, Marketing and Business Administration. Mr. Nichols entered the real estate construction and development business in 1965 and has been involved in the development and construction of over 6,500 acres of land and over 6,500,000 square feet of office, residential, commercial and industrial space in numerous states throughout the eastern half of the United States. He is a member of both the Louisville and National Homebuilders Associations, and has served as Vice President and Director of the Louisville and National Apartment Associations. Mr. Nichols is also lifetime member of the President's Society of Bellarmine College, Louisville, Kentucky and a past member of the Board of Overseers and Board of Trustee of the University of Louisville, the Governors Council for Education Technology and the Board of Directors of the Louisville Chamber of Commerce. Mr. Nichols is currently a member of the Board of Directors of the Regional Airport Authority of Louisville and Jefferson County and is a member of the Board of Directors of the Greater Louisville Economic Development Partnership.

Robert M. Day (age 44) has been Managing Director of Lambert, Smith & Hampton and its predecessor companies, Atlanta, Georgia, a commercial and industrial real estate brokerage firm since 1985. Mr. Day received a Bachelor of Business Administration degree from Georgia State University and holds an MAI designation from the Appraisal Institute. Mr. Day is a member of the Atlanta Board of Realtors, the Urban Land Institute and is on the operating committee of the Atlanta Chapter of Young Life.

Gerald B. Thomas (age 58) has 24 years experience in Commercial Real Estate lending. Formerly a Senior Vice President with Mid-American Bank of Louisville, Mr. Thomas joined Citizens Bank of Kentucky in February 1996 as Vice President, with responsibility of developing real estate portfolios for four Kentucky affiliate banks of CNB Bancshares, Inc., Evansville, Indiana. Mr. Thomas has attended Eastern Kentucky University, National School of Real Estate Finance (Ohio State University) and National Institute of Real Estate Appraisers (University of Louisville). He is a board member of Big Brothers/Big Sisters, Louisville and Co-chairman of the Programs, Planning and Evaluation Committee.

Item 10.      Directors and Executive Officers of the Registrant - Continued
              --------------------------------------------------------------

F. Everett Warren, J.D. (age 73) retired in 1985 from Citizens Fidelity Mortgage Company, Louisville, Kentucky, a division of Citizens Fidelity Bank Corporation and Pittsburgh National Corporation. From 1972 to 1985, Mr. Warren served as Chairman, President and Chief Executive Officer of Citizens Fidelity Mortgage Company. Mr. Warren attended both the University of Kentucky and University of Louisville and received a Bachelor of Law degree and a Juris Doctorate degree. He serves on the Board of Directors of Louisville Mortgage Bankers Association, National Mortgage Bankers Association, United Cerebral Palsy and Louisville Deaf Oral School. Mr. Warren is a member of both the Kentucky and Louisville Bar Associations.

Richard L. Good (age 57) is President and Chief Operating Officer of NTS Corporation, and Chairman of the Board of NTS Securities, Inc. As such, Mr. Good oversees all operations of NTS Corporation and its various subsidiaries and is responsible for residential developments, commercial properties, property management, securities, finance and corporate administration. From 1981 to 1984, Mr. Good was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm, and was responsible for corporate systems, marketing and planning. Prior to 1981, Mr. Good held sales, marketing and management positions, including sixteen years with IBM Corporation, where he served as Branch Manager of the Data Processing Division in Nashville. Mr. Good attended Stanford University and Case Western Reserve University and holds a Bachelor of Science degree in Management Science from Case. He is a registered securities principal and member of the International Association for Financial Planning and the Real Estate Securities and Syndication Institute and is past President of the Hurstbourne Corridor Business Association in Louisville. In addition, he has served on the Board of Directors of Junior Achievement, the Boy Scouts and Christ Church United Methodist and is a member of the Leadership Louisville Class of 1990.

John W. Hampton (age 47) is Senior Vice President of NTS Corporation with responsibility for all accounting operations. Before joining NTS in March 1991, Mr. Hampton was Vice President - Finance and Chief Financial Officer of the Sturgeon-Thornton-Marrett Development Company in Louisville, Kentucky for nine years. Prior to that he was with Alexander Grant & Company CPA's. Mr. Hampton is a Certified Public Accountant and a graduate of the University of Louisville with a Bachelor of Science degree in Commerce. He is a member of the American Institute of CPA's and the Kentucky Society of CPA's.

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

Item 10.      Directors and Executive Officers of the Registrant - Continued
              --------------------------------------------------------------

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

The following persons are the executive officers and key employees of NTS and/or an affiliate and will provide services to the Advisor and the Fund:

        Name                         Office
        ----                         ------

J. D. Nichols                 Chairman and Chief Executive Officer
Richard L. Good               President and Chief Operating Officer
H. L. Heiner                  Executive Vice President, NTS Development Company
B. J. DeVries                 President, NTS Residential Properties, Inc.
                              and President, NTS/Residential Properties, Inc.-
                              Virginia
Margaret O. Templeton         President, NTS/Residential Properties, Inc. -
                                Florida
David G. Williams             President, NTS Securities, Inc.
John W. Hampton, CPA          Senior Vice President, NTS Corporation
Gary D. Adams                 Senior Vice President, NTS Development Company
Gregory A. Compton            Senior Vice President, NTS Corporation
Sally A. Judah                Senior Vice President, NTS Corporation

The following provides additional information regarding the above-mentioned persons. Information regarding Messrs. Nichols, Good and Hampton is provided in the section entitled "Directors and Officers of the Fund."

H. L. Heiner (age 45) is Executive Vice President of NTS Development Company with responsibility for development, leasing and property management activities for commercial and retail properties. Mr. Heiner attended Purdue University and received his Master's degree in Engineering, magna cum laude, from the University of Louisville. From 1974 until joining NTS in 1985, Mr. Heiner was a consultant responsible for the successful planning of development projects in South Carolina, Florida, Kentucky and Indiana, many of which were planned for NTS. During this period, Mr. Heiner held the position of Vice President and partner of Sabak, Wilson, Heiner & Lingo, Inc., a development planning and consulting firm in Louisville. Mr. Heiner is registered as a professional engineer in several states.

B. J. DeVries (age 36) is President of NTS Residential Properties, Inc. in Kentucky and President of NTS/ Residential Properties, Inc. - Virginia with responsibility for single-family residential development, marketing and operations, in the states of Kentucky and Virginia. Mr. DeVries' experience with NTS includes the positions of Residential Sales Representative, Builder Sales Representative, Residential Sales Manager and Vice President - Sales and Marketing. Prior to joining NTS in June 1992, Mr. DeVries served eight years as a United States Marine Corps officer. Mr. DeVries was a pilot with additional management experience in operations, maintenance and logistics. Mr. DeVries received his Bachelor of Arts degree from Centre College.

Item 10.      Directors and Executive Officers of the Registrant - Continued
              --------------------------------------------------------------

Margaret O. Templeton (age 47) is President of NTS/Residential  Properties, Inc.
- Florida with responsibility for single family residential development, marketing and operations in the state of Florida. Prior to joining NTS in November 1994, Ms. Templeton was President of Templeton Development Corporation, a real estate development firm in Tampa, Florida from 1992 to November 1994. She has extensive experience in marketing, construction and land development including seven years (1985 to 1992) as Vice President of Tampa Palms and Gulfstream Land and Development Company, whose holdings included 30,000 acres in Florida, Georgia and Virginia. Ms. Templeton received a Bachelor of Arts degree from the University of Florida. Ms. Templeton is a member and Director of the National Association of Homebuilders, Florida Homebuilders Association as well as Director and Vice President of the Builders Association of Greater Tampa and Orlando. Ms. Templeton is also a member of the Florida Board of Realtors and the Urban Land Institute.

David G. Williams (age 62) is President of NTS Securities, Inc. and serves as the General Securities Principal with responsibilities for managing NTS's securities operations. Mr. Williams is also Senior Vice President of NTS Corporation and is responsible for Management Information Systems and Corporate Administration of NTS Corporation and NTS Development Company. Prior to joining NTS in March 1989, Mr. Williams served as President of Systemedics, Inc., a physicians claim processing company in Princeton, New Jersey. Mr. Williams has a Bachelor of Science degree from Tufts University, Medford, Massachusetts and attended graduate school at Harvard University.

Gary D. Adams (age 51) is Senior Vice President of NTS Development Company with responsibility for single-family residential development, multi-family operations and commercial properties in the state of Florida. Since joining the NTS organization in May 1977, Mr. Adams has been involved in the development, construction and management of numerous apartment, office, industrial and commercial developments in the southeastern portion of the United States. Mr. Adams received his undergraduate degree in Engineering from the University of Cincinnati, and he holds a Master of Business Administration from Xavier University. He is a member of the Building Owners and Managers Association and is a licensed general contractor in the State of Florida.

Gregory A. Compton (age 36) is Senior Vice President, Secretary and General Counsel of NTS Corporation. Prior to joining NTS in March 1992, Mr. Compton was a senior associate in the Real Estate and Finance Department of Greenebaum, Doll & McDonald for seven years, where he was responsible for many of NTS's corporate real estate transactions. He is a member of the Board of Directors of and is General Counsel for Goodwill Industries of Kentucky. He received a B.B.A. in
Finance from the University of Kentucky and a J. D. from the University of Cincinnati College of Law.

Sally A. Judah (age 38) is Senior Vice President of NTS Corporation with responsibility for multi-family property management of NTS's apartment communities in Kentucky and Indiana and the Human Resources area of Corporate Administration of NTS Development Company. From July 1991 to 1994, Ms. Judah was Vice President of NTS Corporation with responsibility for Corporate Marketing, Human Resources and the Graphics Division. From June of 1987 when she joined NTS until July 1991, Ms. Judah was responsible for leasing activities for commercial properties in Louisville, Kentucky. Ms. Judah is a member of the Louisville Board of Realtors and is a Certified Commercial Investment Member (CCIM) Candidate and is a member of the national and Kentucky CCIM chapters. Ms. Judah is also a member of the Louisville Apartment Association and is a member of the Leadership Louisville Class of 1993. Ms. Judah holds a Bachelor of Arts degree from the University of Kentucky.

Item 11.      Executive Compensation
              ----------------------

(a, b, c & d) The Fund will pay each Independent Director a fee of $12,000 per year and will reimburse such persons and Affiliated Directors for travel expenses and other out-of-pocket disbursements incurred in connection with attending any meetings of the Board of Directors. During the years ended December 31, 1996, 1995 and 1994, the Fund paid directors fees of $34,000, $24,000 and $24,000, respectively, representing annual compensation. The Affiliated Directors will not receive any compensation from the Fund for their services to the Fund. The present officers of the Fund receive compensation from the Advisor or its affiliates which indirectly relates to services to the Fund (see Item 13).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
         ---------------------------------------------------------------

(a) As of the date hereof, no person owns of record or is known by the Fund to own beneficially more than five percent (5%) of the outstanding shares of common stock of the Fund.

(b) The following table sets forth the ownership of shares owned directly or indirectly by the Directors and principal officers of the Fund as of the date hereof:

                                               Amount of       Percent
                             Name of           Beneficial        of
    Title of Class       Beneficial Owner      Ownership       Interest
    --------------       ----------------      ---------       --------

    Shares of Common       J. D. Nichols        96,468 *         3.0%
    Stock, $0.001                                Shares
    Par Shares


* These shares are owned of record by NTS Corporation or an Affiliate of which Mr. Nichols directly or beneficially holds voting and investment authority.

(c) There are no known arrangements which may at a subsequent date result in change in control of the Fund.

Item 13.      Certain Relationships and Related Transactions
              ----------------------------------------------

Pursuant to the Advisory Agreement, the Fund will pay the Advisor a Management Expense Allowance relating to services performed for the Fund in an amount equal to 1% of the Fund's Net Assets, per annum, which amount may be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Management Expense Allowance for each of the years ended December 31, 1996 and 1995 has been

         ------------------------------------------------------------

reduced by $100,000. For the years ended December 31, 1996, 1995 and 1994, $544,776, $528,973 and $614,100, respectively, has been incurred as a Management Expense Allowance.

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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          -------------------------------------------------------
               Form 8-K
               --------

1.     Financial statements

       The financial statements for the NTS Mortgage Income Fund, NTS Guaranty Corporation, NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company together with the reports of Arthur Andersen LLP dated March 24, 1997.

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

NTS MORTGAGE INCOME FUND


/s/ Richard L. Good                          Date:  March 27, 1997
-----------------------------------------
Richard L. Good
President and Director of the NTS Mortgage Income Fund

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated.

/s/ J. D. Nichols                            Date:  March 27, 1997
-----------------------------------------
J. D. Nichols
Chairman of the Board of Directors
of the NTS Mortgage Income Fund

/s/ F. Everett Warren J.D.                   Date:  March 27, 1997
F. Everett Warren J.D.
Director of the NTS Mortgage Income Fund

/s/ Robert M. Day                            Date:  March 27, 1997
-----------------------------------------
Robert M. Day
Director of the NTS Mortgage Income Fund


/s/ Gerald B. Thomas                         Date:  March 27, 1997
-----------------------------------------
Gerald B. Thomas
Director of the NTS Mortgage Income Fund


/s/ Richard L. Good                          Date:  March 27, 1997
-----------------------------------------
Richard L. Good
President and Director of the
NTS Mortgage Income Fund

/s/ John W. Hampton                          Date:  March 27, 1997
-----------------------------------------
John W. Hampton
Secretary and Treasurer (principal
financial and chief accounting officer)