Form 10-Q
period 1997-03-31
NTS MORTGAGE INCOME FUND
filed 1997-05-14
CIK 841942

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1997
                               -------------------------

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

                                                           YES  X         NO

As of May 1, 1997 there were approximately 3,187,000 shares of common stock outstanding.

                                TABLE OF CONTENTS


                                                                   Pages

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of March 31, 1997 and
              December 31, 1996                                        3

            Statements of Income
              For the three months ended                               4
              March 31, 1997 and 1996

            Statement of Stockholders' Equity
              For the three months ended March 31, 1997                5

            Statements of Cash Flows
              For the three months ended                               6
              March 31, 1997 and 1996

            Notes To Financial Statements                           7-15


Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   16-25


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                         26
Item 2.     Changes in Securities                                     26
Item 3.     Defaults upon Senior Securities                           26
Item 4.     Submission of Matters to a Vote of Security Holders       26
Item 5.     Other Information                                         26
Item 6.     Exhibits and Reports on Form 8-K                          26


Signatures                                                            27

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS MORTGAGE INCOME FUND

                                 BALANCE SHEETS


                                            As of             As of
                                       March 31, 1997   December 31, 1996*
                                       --------------   ------------------
ASSETS

Affiliated mortgage loans receivable:
 Earning loans                           $ 64,864,457    $ 63,948,933
 Non-earning loans                          3,734,675       3,838,831
                                         ------------    ------------

                                           68,599,132      67,787,764

 Less reserves for loan losses              1,500,000       1,500,000
                                         ------------    ------------

  Net affiliated mortgage loans
  receivable                               67,099,132      66,287,764

Cash and equivalents                          323,076         716,793
Interest receivable - affiliates              416,345       1,589,498
Other assets                                  122,874         151,654
                                         ------------    ------------

  Total assets                           $ 67,961,427    $ 68,745,709
                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses    $    242,161    $    267,800
Dividends payable                                --           175,305
Notes payable - affiliates (Note 6)         4,243,145       4,524,667
Notes payable                              13,803,031      14,276,850
Deferred revenues                                --               301
                                         ------------    ------------

  Total liabilities                        18,288,337      19,244,923
                                         ------------    ------------

Commitments and contingencies (Note 8)

Stockholders' equity:
 Common stock, $0.001 par value,
 6,000,000 shares authorized;
 3,187,333 shares issued and
 outstanding                             $      3,187    $      3,187
 Additional paid-in-capital                54,163,397      54,163,397
 Distributions in excess of net income     (4,493,494)     (4,665,798)
                                         ------------     ------------

  Total stockholders' equity               49,673,090      49,500,786
                                         ------------    ------------
  Total liabilities and stockholders'
   equity                                $ 67,961,427    $ 68,745,709
                                         ============    ============


The accompanying notes are an integral part of these financial statements.

* Reference is made to the Fund's audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on March 31, 1997.



                            NTS MORTGAGE INCOME FUND

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                       Three Months Ended
                                                            March 31,

                                                         1997           1996
                                                     -----------    -----------
REVENUES:
 Interest income on affiliated
   mortgage loans receivable                         $   806,737    $   756,213
 Fee income on affiliated mortgage loans and
   other financial services                                3,679          7,485
 Interest income on cash equivalents and
   miscellaneous income                                    6,767          5,150
                                                     -----------    -----------

                                                         817,183        768,848
                                                     -----------    -----------

EXPENSES:
 Advisory fee (Note 6)                                   143,350        135,905
 Interest expense                                        321,609        329,857
 Interest expense - affiliates (Note 6)                   91,685         21,298
 Professional and administrative                          62,500         45,200
 Other taxes and licenses                                  6,600          6,700
 Amortization expense                                     17,285         18,013
                                                     -----------    -----------

                                                         643,029        556,973
                                                     -----------    -----------

Income before income tax expense                         174,154        211,875

 Income tax expense                                       (1,850)        (1,850)
                                                     -----------    -----------

Net income                                           $   172,304    $   210,025
                                                     ===========    ===========

Net income per share of common stock                 $      0.05    $      0.07
                                                     ===========    ===========

Weighted average number of shares                      3,187,333      3,187,333
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements.


                            NTS MORTGAGE INCOME FUND

                        STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997



                                      Common            Common            Additional     Distributions
                                       Stock             Stock             Paid-in-       in Excess of
                                      Shares            Amount              Capital         Net Income           Total
                                 ----------------- ----------------  ----------------   ---------------      -------------
Stockholders' equity
 December 31, 1996                    3,187,333    $        3,187     $54,163,397      $  (4,665,798)       $  49,500,786

Net income                                                     --             --             172,304              172,304

Dividends declared                                             --             --               --                   --
                                    -----------       -----------     -----------       ------------          -----------

Stockholders' equity
 March 31, 1997                       3,187,333    $        3,187     $54,163,397       $ (4,493,494)       $  49,673,090
                                    ===========       ===========     ===========        ============         ===========

The accompanying notes are an integral part of these financial statements.



                            NTS MORTGAGE INCOME FUND

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                              1997             1996
                                                             ------           -----
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
   Net income                                             $   172,304    $   210,025
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Accretion of discount on affiliated mortgage loans
       receivable                                             (38,077)       (36,551)
     Amortization expense                                      17,285         18,013
   Changes in assets and liabilities:
      Interest receivable - affiliates                      1,173,153        620,178
      Other assets                                             20,066        (19,000)
      Accounts payable and accrued expenses                   (25,639)        44,632
      Deferred commitment fees                                   --           (5,000)
      Deferred revenues                                          (301)        (2,232)
                                                          -----------    -----------

      Net cash provided by operating activities             1,318,791        830,065
                                                          -----------    -----------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
   Principal collections on affiliated mortgage loans     $ 2,017,255    $ 1,008,945
    receivable
   Investment in affiliated mortgage loans receivable      (2,790,547)    (2,806,672)
                                                          -----------    -----------

   Net cash used for investing activities                    (773,292)    (1,797,727)
                                                          -----------    -----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
   Proceeds from notes payable - affiliates               $   512,261    $   955,000
   Payments on notes payable - affiliates                    (793,783)          --
   Proceeds from notes payable                                213,681        120,062
   Payments on notes payable                                 (687,500)      (295,500)
   Dividends paid                                            (175,305)       (38,248)
   Other assets                                                (8,570)          --
                                                          -----------    -----------

   Net cash provided by (used for)financing activities       (939,216)       741,314
                                                          -----------    -----------

   Net increase (decrease) in cash and equivalents        $  (393,717)   $  (226,348)

CASH AND EQUIVALENTS, beginning of period                     716,793        535,687
                                                          -----------    -----------

CASH AND EQUIVALENTS, end of period                       $   323,076    $   309,339
                                                          ===========    ===========


The accompanying notes are an integral part of these financial statements.

                            NTS MORTGAGE INCOME FUND
                          NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Fund's 1996 Annual Report on Form 10-K. In the opinion of the Fund's management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1997 and 1996. The financial statements do not reflect the impact, if any, of the proposed transactions discussed in Note 6 regarding a letter of intent.

1.       Income Taxes

         The Fund has elected and is qualified to be treated as a REIT under Internal Revenue Code Sections 856-860. In order to qualify, the Fund is required to distribute at least 95% of its taxable income to Stockholders and meet certain other requirements. The Fund intends to continue to qualify as a REIT for Federal income tax purposes.

         A reconciliation of net income for financial statement purposes versus that for income tax reporting for the three months ended March 31, 1997 is as follows:


Net income (GAAP)                             $   172,304
Accretion of note discount                        (38,077)
Federal income tax expense                          1,250
Letters of credit income                             (301)
                                                ----------
Taxable income before dividends paid
 deduction                                    $   135,176
                                                ==========

2.       New Accounting Pronouncements

         The Financial Accounting Standards Board recently issued Standard No. 128, Earnings Per Share (FAS 128). The Statement simplifies the standards for computing earnings per share (EPS) and replaces the presentation of primary EPS with a presentation of basic EPS. FAS 128 is effective for financial statements for periods ending after December 15, 1997. The adoption of FAS 128 is not expected to have any impact on the Fund's financial statements.


3.       Reserves for Loan Losses

         Reserves for loan losses are based on management's evaluation of the borrower's ability to meet its obligation as well as current and future economic conditions. Reserves are based on estimates and ultimate losses could differ materially from the amounts assumed in arriving at the reserve for possible loan losses reported in the financial statements. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known. On a regular basis, management reviews each mortgage loan in the Fund's portfolio including an assessment of the recoverability of the individual mortgage loans. As of March 31, 1997, the Fund has a loan loss reserve regarding the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture (with an outstanding balance of $3,734,675 as of March 31, 1997) amounting to $1,500,000. Certain of the Fund's mortgage loans are guaranteed by NTS Guaranty Corporation, an Affiliate of the Fund's Sponsor (see Note 7). The Fund has not considered this guarantee when determining future cash flows and the loan loss reserve.



4.       Affiliated Mortgage Loans Receivable, net

         The following tables outline the Fund's mortgage loan portfolio at March 31, 1997. There is currently no readily determinable market value for the portfolio given its unique and affiliated nature.


                                                   Property Pledged                     Interest          Maturity
     Borrower                                       as Collateral                         Rate              Date
     --------                                       -------------                         ----              ----

1) Earning Loans:

Temporary Mortgage
Loan:

NTS/Virginia                       First mortgage on approximately                   Prime           07/31/97
Development Company                187 acres of residential land                     + 3/4%
                                   and    improvements    thereon   located   in
                                   Fredericksburg,  Virginia,  known as the Fawn
                                   Lake Golf Course;  NTS  Guaranty  Corporation
                                   guarantees the loan
Mortgage Loans:
NTS/Virginia                       First mortgage on approximately                   17% of          07/01/97
Development Company                2,205 acres of residential land                   Gross
                                   located in Fredericksburg,                        Receipts
                                   Virginia, known as Fawn Lake                      (a)


NTS/Lake Forest                    First mortgage on approximately                   17% of          07/01/97
II Residential                     522 acres of residential land                     Gross
Corporation                        in Louisville, Kentucky, known                    Receipts
                                   as Lake Forest                                    (a)

Orlando Lake                       First mortgage on approximately                   17% of          01/31/98
Forest Joint                       376 acres of residential land                     Gross
Venture                            in Orlando, Florida known as                      Receipts
                                   Orlando Lake Forest                               (b)


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



4.  Affiliated Mortgage Loans Receivable, net - Continued


                                         Total                                   Balance                              Interest
                                        Senior                               Outstanding         Commitment         Receivable
                                      Liens At          Face Amount               At               Fees                 At
               Borrower               03/31/97          At 03/31/97          03/31/97(c)          Received            03/31/97
               --------               --------          -----------          -----------          --------            --------

1) Earning
Loans:

Temporary
Mortgage Loan:

NTS/Virginia                      $ 2,212,531           $ 2,500,000          $ 2,215,042         $   26,250          $  17,174
Development
Company

Mortgage Loans:

NTS/Virginia                           133,818           30,000,000           29,912,332            200,000            314,173
Development                                (d)                  (f)
Company

NTS/Lake Forest                      4,252,529           28,000,000           25,222,471            250,000             12,809
II Residential                             (e)                  (g)
Corporation

Orlando Lake                                --           14,000,000            7,514,612                 --             72,189
Forest Joint                                                    (h)                  (i)
Venture
                                                         -----------          -----------          ---------         ----------
Total Earning
Loans                                                   $74,500,000          $64,864,457          $ 476,250         $  416,345
                                                         ==========           ==========           ========          =========


     (c) The carrying amount of the mortgage loans receivable at March 31, 1997 is net of any unamortized commitment fees.
     (d) Senior lien applies to approximately 20 acres securing the first mortgage which are subordinated to an unaffiliated lender.
     (e) Senior liens apply to approximately 180 acres securing the first mortgage which are subordinated to unaffiliated lenders.
     (f) NTS Guaranty Corporation guarantees up to $2,000,000 of outstanding debt exceeding $18 million.
     (g) NTS Guaranty Corporation guarantees up to $2,416,500 of outstanding debt exceeding $22 million.
     (h) An Affiliate of the Fund's Sponsor participates with the Fund regarding this Mortgage Loan. As of March 31, 1997, the Fund's ownership percentage was approximately 64%.
     (i) The carrying amount of this Affiliated Mortgage Loan is net of an unaccreted discount of approximately $1,089,330.

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



                     Total                    Balance                  Interest
                    Senior                  Outstanding  Commitment  Receivable
                   Liens At    Face Amount      At        Fees           At
   Borrower         03/31/97   At 03/31/97    03/31/97    Received     03/31/97
   --------         --------   -----------    --------    --------     --------

2) Non-Earning
Loans:

Temporary
Mortgage Loan:

Orlando Lake    $13,436,175   $ 7,818,000   $ 3,734,675   $ 150,000  $  --
Forest Joint            (k)           (l)           (m)                 (j)
Venture
                               ----------    ----------   ---------   ------
Total Non-
Earning Loans                 $10,818,000   $ 3,734,675   $ 150,000  $  --
                               ==========    ==========    ========   ======



   (j) The Orlando Lake Forest Joint Venture has entered into a forbearance agreement with the Fund whereby, effective April 1, 1995, no interest will be due on this loan through January 31, 1998. The Fund has discontinued accruing interest from the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture until the interest payment is received. Approximately $1,553,000 of interest remains due to the Fund on this loan but is not accrued in the Fund's financial statements.
   (k)     Total senior liens include the Fund's 64% interest in the lien.
   (l) NTS/Virginia Development Company (Fawn Lake) and NTS/Lake Forest II Residential Corporation (Lake Forest) participate with the Fund regarding this Temporary Mortgage Loan. Their percentage ownership as of March 31, 1997 is 17.958% and 19.458% respectively.
   (m) The Fund's financial statements reflect a $1,500,000 loan loss reserve regarding this loan as of March 31, 1997. No change was made to the reserve during the three months ended March 31, 1997.

5.    Notes Payable

      Notes payable consist of the following:

                                                March 31        December 31,
                                                   1997            1996
                                             -------------     -------------
   Note payable to a bank in the amount
   of $13,800,000 bearing interest at the
   Prime Rate plus 1%, payable monthly, due
   December 27, 1997, secured by a
   collateral assignment of the Fund's
   mortgages on Lake Forest and Fawn Lake,
   guaranteed by Mr. J. D. Nichols,
   Chairman of the Board of the Fund's
   Sponsor                                     $11,590,500      $12,278,000

   Note payable to a bank in the amount of
   $2,500,000, bearing interest at the
   Prime  Rate  plus  3/4%,  payable
   monthly, due July 31,1997, secured  by
   approximately 187 acres of residential
   land and improvements thereon, known
   as the Fawn Lake Golf Course                  2,212,531        1,998,850
                                                ----------       ----------

                                               $13,803,031      $14,276,850
                                                ==========       ==========

      The Prime Rate was 8 1/2% and 8 1/4% at March 31, 1997 and December 31, 1996, respectively.

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

      As of March 31, 1997, the Sponsor (NTS Corporation) or an Affiliate owned approximately 96,468 Shares of the Fund.

      Pursuant to the  Advisory  Agreement,  the Fund will pay the Advisor  (NTS
      Advisory Corporation) a Management Expense Allowance (Advisory Fee) relating to services performed for the Fund in an amount equal to 1% of the Fund's Net Assets, per annum, which may be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee has been reduced $25,000 for each of the three month periods ended March 31, 1997 and 1996. The net Advisory Fee for the three months ended March 31, 1997 and 1996 was $143,350 and $135,905, respectively.

      The Fund has received advances from Affiliates of the Fund's Sponsor net of repayments totalling $4,243,145 and $4,524,667 as of March 31, 1997 and December 31, 1996, respectively. The advances bear interest at approximately the Prime Rate and mature as follows: $2,230,000 on March 31, 1999, $1,173,145 on May 1, 1999 and $840,000 is due on demand.
      Interest expense to the Affiliates was $91,685 and $21,298 for the three months ended March 31, 1997 and 1996, respectively.

      On February 17, 1995, the Fund purchased from an unaffiliated bank an interest in a first mortgage (with an outstanding balance of $9,664,465 as of February 17, 1995) to the Orlando Lake Forest Joint Venture. An Affiliate of the Sponsor owns the remaining interest via a participation agreement. The initial ownership percentages were 50% to the Fund and 50% to the Affiliate, however, the percentage ownership will fluctuate as additional principal is advanced to the Joint Venture by the Fund. Ownership percentages will be determined in accordance with the ratio of each participant's share of the outstanding loan balance to the total outstanding loan balance. As of March 31, 1997, the outstanding balance on the first mortgage was $13,436,175, and the Fund's ownership percentage was approximately 64%.

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

      Generally Accepted Accounting Principles require that transactions as contemplated by the Letter of Intent be recorded at fair market value. Management can not determine at this time whether or not such transactions, if completed, will result in a loss. In addition, if the ownership of the properties is transferred to the Fund, in connection with the ongoing development of the projects, it is likely that the Fund will be required to change its tax status from a Real Estate Investment Trust to a conventional corporation.

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


7.    Guaranties to the Fund

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

      On October 19, 1992, the Fund notified the Orlando Lake Forest Joint Venture (the "Joint Venture") that the Joint Venture is in payment default regarding the Fund's Temporary Mortgage Loan to the Joint Venture. This default gives the Fund the right to pursue the Guarantor for its guaranty. The Fund's Board of Directors continues to evaluate the collectability of the guaranty. The Board is also concerned about the possible detrimental effects that the collection proceedings may have on the Fund's other loans to other Affiliated Borrowers. The Board has concluded that it is in the best interest of the Fund and its Stockholders to continue to pursue a work-out plan to both preserve the assets of the Fund and support the viability of the projects to which it has outstanding loans.

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

8.    Commitments and Contingencies

      The Fund has commitments to extend credit made in the normal course of business that are not reflected in the financial statements. At March 31, 1997, the Fund had outstanding funding commitments under standby letters of credit or surety bonds aggregating $571,597: Orlando Lake Forest Joint Venture $91,921; NTS/Virginia Development Co. $479,676. These outstanding funding commitments are part of the maximum funding amount of the mortgage loans. Committed undisbursed loans were approximately $3.7 million at March 31, 1997.

      In July 1994, the Fund was named as a defendant in a complaint originally filed by Jeno Paulucci & Silver Lakes I, Inc. in August 1992 against NTS Corporation (the Fund's Sponsor) and various Affiliates of the Fund's Sponsor. The suit was settled in the first quarter of 1997. The terms of the settlement agreement are confidential. However, as no monetary awards were assessed against or are payable by the Fund under the agreement, it is not anticipated that the settlement will have a material impact on the Fund's financial position or results of operations.

9.    Supplemental Financial Information

      NTS Guaranty Corporation has provided material guaranties to the Fund. The following presents condensed financial information for NTS Guaranty Corporation.

                                        March 31,          December 31,
                                           1997               1996
                                  --------------------  ---------------

Cash                              $               100  $            100
                                  ====================  ===============

Common stock and paid-in-capital  $        10,000,100  $     10,000,100
Note receivable from stockholder          (10,000,000)      (10,000,000)
                                  --------------------  ---------------
Equity                            $               100  $            100
                                  ====================  ===============

The Fund has invested in various  temporary  investments and mortgage loans (see
Note 4). The following presents condensed financial information with respect to Affiliated Borrowers whose loan balance as of March 31, 1997 represents a substantial concentration of the Fund's assets.


NTS/Lake Forest II Residential Corporation
                                        March 31,            December 31,
                                          1997                    1996
                                  ----------------      ----------------
 Balance Sheets
 Notes receivable                $        780,128      $        789,303
 Inventory                             29,651,635            29,870,625
 Other, net                             2,283,157             2,506,190
                                 ----------------      ----------------

 Total assets                    $     32,714,920      $     33,166,118
                                 ================      ================


 Notes payable                   $     30,877,510      $     31,349,964
 Other liabilities,net                  1,621,179             1,650,968
 Equity                                   216,231               165,186
                                 ----------------      ----------------
 Total liabilities and
  equity                         $     32,714,920      $     33,166,118
                                 ================      ================

                                           Three Months Ended
                                        March 31,            March 31,
                                         1997                1996
                                   ---------------      ----------------
 Statement of Operations
 Lot Sales                        $     1,343,672       $       694,030
 Cost of sales                         (1,000,388)             (508,355)
 Other income (expense), net             (292,239)             (260,665)
                                  ----------------      ----------------

 Net income (loss)                $        51,045       $       (74,990)
                                   ===============      ================


NTS/Virginia Development               March 31,           December 31,
Company                                 1997                 1996
                                  -----------------     ----------------
Balance Sheets
Notes receivable                  $     3,532,460       $    4,150,515
Inventory                              33,102,115           32,768,228
Other, net                              1,204,181              997,969
                                  ----------------      ----------------

Total assets                      $    37,838,756       $   37,916,712
                                  ================      ================


 Notes payable                    $    35,519,816      $     35,245,593
 Other liabilities, net                 2,173,623             2,361,741
 Equity                                   145,317               309,378
                                  ---------------       ----------------

 Total liabilities
   and equity                     $    37,838,756     $      37,916,712
                                  ================      ================


                                            Three Months Ended
                                        March 31,           March 31,
                                          1997               1996
                                  -----------------     ----------------
Statements of Operations
Lot sales                        $        292,500     $        545,535
Cost of sales                            (183,656)            (354,905)
Other income
  (expense), net                         (272,905)            (313,001)
                                 -----------------     ----------------

 Net income (loss)               $       (164,061)     $      (122,371)
                                 =================     ================

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

Liquidity and Capital Resources

The Fund's primary investment strategy is to make investments in Mortgage Loans. As of March 31, 1997, the Fund had commitments outstanding for Mortgage Loans aggregating $67,200,000 of which approximately $62,650,000 had been funded. The balance of these commitments will be drawn over a period of years in a series of advances as the borrowers develop the projects. Also, the Fund has invested in Temporary Investments totalling approximately $5,950,000 as of March 31, 1997. Reference is made to Note 4 of the Notes to Financial Statements for further information regarding the Fund's investments as of March 31, 1997.

The Orlando Lake Forest Project (the "Orlando Project") is a single-family residential community owned by the Orlando Lake Forest Joint Venture, an Affiliated Borrower. The partners of the Joint Venture are Orlando Lake Forest, Inc. and NTS/ Orlando Development Company, Affiliates of the Fund's Sponsor. The Orlando Project is encumbered by the following loans.

     The Orlando Project is encumbered by a loan in the amount of $14,000,000 (with an outstanding balance of $13,436,175 as of March 31, 1997) from the Fund and an Affiliate of the Fund's Sponsor. The loan is secured by a first mortgage on the Project, approximately 376 acres of residential land and improvements thereon located in Orlando, Florida. On February 17, 1995, an agreement was reached with the bank which had previously held a partial interest in the first mortgage on the majority of the Orlando Project. As a result of negotiations between the Fund and the unaffiliated bank, the bank sold its interest in the loan to the Fund at a substantial discount. The Fund and the Affiliate of the Fund's Sponsor, which holds the remaining interest in the first mortgage, entered into a participation agreement (the Master Loan Participation Agreement) whereby the Fund and the Affiliate will own a proportionate share of the first mortgage. The initial ownership percentages were 50% to the Fund and 50% to the Affiliate, however, the percentage ownership will fluctuate as additional principal is advanced to the Orlando Project by the Fund and as principal payments are received. Ownership percentage will be determined in accordance with the ratio of each participant's share of the outstanding loan balance to the total outstanding loan balance. As of March 31, 1997, the Fund's ownership percentage was approximately 64%. Upon the Fund's purchase of an interest in the loan, it was converted to a cash flow mortgage loan which bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 6.46% of the average outstanding loan balance and matures January 31, 1998. The Fund's share of the loan balance was $7,514,612, as of March 31, 1997, which is net of an unaccreted discount of $1,089,330.

     The Orlando Project is encumbered by a Temporary Mortgage Loan in the amount of $7,818,000 (with an overall outstanding balance by the Orlando Project of $5,967,596 as of March 31, 1997) to partially fund the Orlando Lake Forest Project. The loan is secured by the partnership interests of both general partners in the Orlando Lake Forest Joint Venture and 390 shares of the Class A common stock of NTS/Virginia Development Company (Fawn Lake). The Temporary Mortgage Loan is classified as non-earning and is on a demand basis. The Principal balance outstanding of the Temporary Mortgage Loan is guaranteed by NTS Guaranty Corporation pursuant to the Fund's Junior Mortgage Loan Guaranty. In October 1993, Fawn Lake and NTS/Lake Forest II Residential Corporation (Lake Forest) entered into a participation agreement with the Fund (the Temporary Mortgage Loan Participation Agreement) whereby they were each assigned an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture in consideration for reducing the amount of Supplemental Interest credit then due to them by the Fund. As of March 31, 1997, the interest assigned to Fawn Lake and Lake Forest was 17.958% and 19.458%, respectively. The Fund's ownership percentage was 62.584% and the Fund's share of the loan balance was $3,734,675 at March 31, 1997

     On October 19, 1992, the Fund notified the Orlando Lake Forest Joint Venture (the "Joint Venture") that the Joint Venture is in default regarding the Fund's Temporary Mortgage Loan to the Joint Venture. The defaults occurred when the Joint Venture failed to pay the Fund the interest that was due on the Temporary Mortgage Loan as of October 1, 1992. The default gives the Fund the right to accelerate the indebtedness and foreclose its security interest in the partnership interests pledged against the Temporary Mortgage Loan. Also, the Fund has the right to pursue the NTS Guaranty Corporation for its guaranty of the Principal balance outstanding on the Temporary Mortgage Loan. The ability of the Guarantor to honor its guaranty on the Temporary Mortgage Loan is expressly limited to its assets and its ability to draw upon a $10 million demand note receivable from Mr. J. D. Nichols, Chairman of the Board of Directors of the Fund's Sponsor. Mr. Nichols has contingent liabilities which exist in connection with debt on properties held by himself or his affiliates. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor. The Fund's Board of Directors continues to evaluate the collectability of the guaranty. The Board is also concerned about the possible detrimental effects that the collection proceedings may have on the Fund's other loans to other Affiliated Borrowers. As a result, the Board has concluded that it is in the best interest of the Fund and its Stockholders to pursue a work-out plan to both preserve the assets of the Fund and support the viability of the projects to which it has outstanding loans. On March 24, 1993, the first part of this plan was implemented whereby the Fund received additional collateral in the form of a pledge of 390 shares of the Class A common stock in NTS/Virginia Development Company by J. D. Nichols to support the collectability of the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture.

     The Fund discontinued the recognition of interest income from the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture beginning July 1, 1992, until the principal and interest have been received. The Fund intends to pursue collection of all amounts due. The Fund has entered into a forbearance agreement with the Orlando Lake Forest Joint Venture whereby, effective April 1, 1995, no interest will be due on this loan through January 31, 1998. The Fund will reevaluate the status of the Orlando
     Project at that time to determine what, if any, additional courses of action to pursue and whether to extend the forbearance of interest. As of March 31, 1997, approximately $1,553,000 of interest remains due the Fund on this loan.

     As discussed above, the Fund and an Affiliate of the Fund's Sponsor are now the first mortgage holders on the Orlando Project. As with the other Residential Land Development Loans, the Fund will be providing the funds needed by the Orlando Project to allow it to continue its development plan. Principal and interest payments will be allocated proportionately between the Fund and the Affiliate based upon their respective ownership percentage.

     In September of 1995, the Fund's Board of Directors approved a change to the terms of the Master Loan Participation Agreement and the Temporary Mortgage Loan Participation Agreement. Effective April 1, 1995, the Affiliate of the Fund's Sponsor agreed that the Fund may retain all payments of principal which the Affiliate would be entitled to receive on the $13 million Mortgage Loan. The Fund is applying such sums as payment by the Orlando Lake Forest Joint Venture of the Fund's share of the principal balance outstanding on the Temporary Mortgage Loan. This will continue until such time as the Fund's share of the outstanding principal of the Temporary Mortgage Loan has been repaid in full. As of March 31, 1997, the Fund has received $1,785,449 which was applied to the principal balance outstanding on the Temporary Mortgage Loan via this agreement.

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

     In July 1994, the Fund was named as a defendant in a complaint originally filed by Jeno Paulucci & Silver Lakes I, Inc. in August 1992 against NTS Corporation ( the Fund's Sponsor) and various Affiliates of the Fund's Sponsor. The suit was settled in the first quarter of 1997. The terms of the settlement agreement are confidential. However, as no monetary awards were assessed against or are payable by the Fund under the agreement, it is not anticipated that the settlement will have a material impact on the Fund's financial position or results of operations.

The Fawn Lake project is a single-family residential community owned by NTS/Virginia Development Company, an Affiliated Borrower. Fawn Lake is encumbered by the following notes:

     A note payable in the amount of $325,000 (with an outstanding balance of $133,818 as of March 31, 1997) from an unaffiliated lender which is secured by a first mortgage on 13 residential lots (approximately 20 acres of residential land and improvements thereon). The purpose of the loan is to provide construction financing to develop approximately 44 lots of the Fawn Lake project (31 of which have been sold and released from the mortgage). The Fund's Board of Directors agreed to subordinate the Fund's Mortgage Loan regarding the 44 lots until the unaffiliated lender note is paid in full. The note bears interest at the Prime Rate plus 1%, payable monthly, and matures September 15, 1997.

     A Mortgage Loan from the Fund in the amount of $30,000,000 (with an outstanding balance of $29,912,332 as of March 31, 1997) to fund the development of the Fawn Lake project, a specified investment. The loan is secured by a first mortgage on approximately 2,205 acres of residential land and improvements thereon located in Fredericksburg, Virginia. The Fund has subordinated its first mortgage on approximately 20 acres regarding the loan discussed above. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 4.42% of the average outstanding loan balance and matures July 1, 1997.

     A Temporary Mortgage Loan from the Fund in the amount of $2,500,000 (with an outstanding balance of $2,215,042 as of March 31, 1997) to fund the construction of the Fawn Lake Golf Course. The loan bears interest at the Prime Rate plus 3/4%, payable monthly, and matures July 31, 1997. The loan is secured by a first mortgage on approximately 187 acres of residential land and improvements thereon. The Principal balance outstanding of the Temporary Mortgage Loan is guaranteed by NTS Guaranty Corporation pursuant to the Fund's Junior Mortgage Loan Guaranty.

The Lake Forest project is a single-family residential community owned by NTS/Lake Forest II Residential Corporation, an Affiliated Borrower. Lake Forest is encumbered by the following notes:

     A note payable with an unaffiliated lender in the amount of $875,000 (with an outstanding balance of $258,060 as of March 31, 1997) which is secured by a first mortgage on 10 residential lots (approximately 4 acres of residential land and improvements thereon). The purpose of the loan is to provide construction financing to develop 25 lots in the Lake Forest project (15 of which have been sold and released from the mortgage). The Fund has subordinated its Mortgage Loan regarding the 25 lots until the unaffiliated lender note is paid in full. The note bears interest at the Prime Rate plus 1%, payable monthly, and matured November 24, 1996. An extension is being negotiated.

     A note payable with an unaffiliated bank in the amount of $4,965,000 (with an outstanding balance of $3,994,469 as of March 31, 1997) which is secured by a first mortgage on the Lake Forest Country Club golf course (approximately 176 acres of residential land and improvements thereon). The purpose of the loan is to provide construction financing to construct a clubhouse building for the Country Club. The Fund has subordinated its Mortgage Loan regarding the 176 acres until the unaffiliated bank note is paid in full. The note bears interest at the Prime Rate plus 1%, payable monthly, and matures July 31, 1999.

     A Mortgage Loan from the Fund in the amount of $28,000,000 (with an outstanding balance of $25,222,471 as of March 31, 1997) to fund the development of the Lake Forest project, a specified investment. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 4.42% of the average outstanding loan balance and matures July 1, 1997. The loan is secured by a first mortgage on approximately 522 acres of residential land and improvements thereon located in Louisville, Kentucky of which approximately 180 acres have been subordinated regarding the loans discussed above.

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

Generally Accepted Accounting Principles require that transactions as contemplated by the Letter of Intent be recorded at fair market value. Management can not determine at this time whether or not such transactions, if completed, will result in a loss. In addition, if the ownership of the properties is transferred to the Fund, in connection with the ongoing development of the projects, it is likely that the Fund will be required to change its tax status from a Real Estate Investment Trust to a conventional corporation.

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

On January 10, 1995, the Fund entered into a loan agreement with an unaffiliated bank providing for a credit facility of up to $13.8 million secured by a collateral assignment of the Fund's mortgages to Lake Forest and Fawn Lake. The purpose of the loan was to refinance the Fund's then existing credit facility, increase the Fund's investment portfolio and provide additional operating capital for the Fund. The loan bears interest at the Prime Rate plus 1%, payable monthly and matures December 27, 1997. The Fund made principal payments on the loan equal to $13,500 per lot from lot sales at Lake Forest and $1,000 per lot from lot sales at Fawn Lake during 1996. The Fund is making principal payments on the loan equal to $27,500 per lot from lot sales at Lake Forest and $1,000 per lot from lot sales at Fawn Lake during 1997. The loan is guaranteed by Mr.
J. D. Nichols, Chairman of the Board of the Fund's Sponsor. The loan balance was $11,590,500 at March 31, 1997.

In the fourth quarter of 1995, the Fund entered into a loan agreement with an unaffiliated bank for $2,000,000 secured by a collateral assignment of the Fund's mortgage to Fawn Lake regarding approximately 187 acres of residential land and improvements known as the Fawn Lake Golf Course. The purpose of the loan is to fund the remaining construction of the Fawn Lake Golf Course. The loan bears interest at the Prime Rate plus 3/4%, payable monthly. In February 1997, the loan was increased to $2,500,000 and the maturity date was extended to July 31, 1997. The loan balance was $2,212,531 at March 31, 1997.

The Fund has received advances from Affiliates of the Fund's Sponsor net of repayments totalling $4,243,145 as of March 31, 1997. The advances had been at various rates averaging approximately 5.75% and matured April 15, 1996. On April 15, 1996, the interest rate on all borrowings from Affiliates of the Fund's Sponsor increased to the Prime Rate. The maturity date on $2,230,000 of borrowings from Affiliates is March 31, 1999 and $840,000 of the advances are due on demand. In February 1997, the maturity date on $1,173,145 of the Fund's current borrowings was extended to May 1, 1999 and the interest rate was changed to the Prime Rate plus 3/4%. In addition, the Fund is making principal payments on the advances equal to $3,000 per lot from lot sales at Fawn Lake, Lake Forest and the Orlando Project from April 15, 1996 through March 31, 1997; $5,000 per lot from April 1, 1997 through March 1, 1998; and $7,500 per lot from April 1, 1998 through March 31, 1999. Interest paid to the Affiliates was $91,685 and $21,298 for the three months ended March 31, 1997 and 1996, respectively. The advances were made to meet the development plans of the projects to which the Fund has outstanding loans.

During the three months ended March 31, 1997, the Fund received repayment on three mortgage loans and two temporary investments in the aggregate principal amount of $2,017,225. Repayments on mortgage loans are generally equal to approximately 83% of the Gross Receipts received on lot sales less closing costs. The Fund made investments in three mortgage loans and one temporary investment in the aggregate principal amount of $2,790,547.

During the three months ended March 31, 1996, the Fund received repayment on three mortgage loans and one temporary investment in the aggregate principal amount of $1,008,945. The Fund made investments in three mortgage loans and one temporary investment in the aggregate principal amount of $2,806,672.

During the three months ended March 31, 1997, the Fund borrowed $213,681 on its credit facilities. The Fund repaid $687,500 of its borrowings using proceeds from loan repayments made by NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company.

During the three months ended March 31, 1997, the Fund borrowed $512,261 from an Affiliate of the Fund's Sponsor. The Fund repaid $793,783 of its borrowings from Affiliates using proceeds from loan repayments made by NTS/Lake Forest II Residential Corporation, Orlando Lake Forest Joint Venture and NTS/Virginia Development Company.

During the three months ended March 31, 1996, the Fund borrowed $120,062 on its credit facilities. The Fund repaid $295,500 of its borrowings primarily from loan repayments made by NTS/Lake Forest II Residential Corporation. The Fund also borrowed $955,000 from an Affiliate of the Fund's Sponsor.

The Fund intends to maintain a working capital reserve equal to 1% of the gross proceeds received. The Fund may alter the percentage of such reserves if deemed necessary. As of March 31, 1997, the Fund had cash and equivalents of approximately $300,000.

The Fund's primary source of liquidity has been from the interest earned on the Mortgage Loans and on the Temporary Investments. It is expected that this will continue to be a primary source of future liquidity until the consummation of the transactions contemplated in the Letter of Intent, as discussed on page 20, if such transactions are completed. The ability of the Fund to receive interest on the Mortgage Loans depends on the level of residential lot closings achieved by the properties which collateralize the loans. In addition, the Fund is continuing to focus on cash management and is pursuing financing sources to provide sufficient resources to fund the needs of the projects to which it has outstanding loans. Th Fund's Sponsor is also working with several lenders, including the Fund's existing creditors, to refinance the Fund's debt which will mature within the next twelve months. While management can provide no assurance that these negotiations will be successful, it is their belief that, based upon discussions with the various lenders, such financing will be accomplished prior to the respective maturity dates.

The continued cash needs of the projects to which the Fund has outstanding loans may significantly reduce the Fund's cash flows. Therefore, the Fund's Board of Directors has determined to terminate the Fund's quarterly distributions for the foreseeable future effective as of the first quarter of 1997. However, the Fund's cash and cash equivalents are expected to be sufficient to meet its anticipated needs for liquidity and capital resources.

Results of Operations

Net income using generally accepted accounting principles (GAAP) was $172,304 and $210,025 and using tax-reporting accounting (TRA) was $135,176 and $167,442 for the three months ended March 31, 1997 and 1996 respectively. The difference between GAAP income and TRA income was due primarily to the treatment of loan discount accretion, loan commitment fee income, letters of credit income and provision for loan losses. GAAP requires that discounts on mortgage loan receivables be recognized as an adjustment to yield over the estimated life of the loan; for tax purposes the discount is recognized as income when received. GAAP requires that loan commitment fee income be recognized as income over the term of the related loans; for tax purposes the fees are recognized as income when received. GAAP requires that income received from letters of credit be recognized on a straight-line basis over the term of the letter of credit (typically one year); for tax purposes, this income is recognized as income when received. For GAAP purposes, a provision for loan losses is recognized when the fair value of the asset is less than the carrying value of the asset; for tax purposes, a provision for loan losses is allowed when the debt becomes worthless within the taxable year. TRA income is used in applying the REIT-qualifying test that requires 95% of taxable income to be paid out in dividends. (See Note 1 to Notes to Financial Statements).

Cash provided by operations was $1,318,791 and $830,065 and dividends declared were $-0- and $143,432 for the three months ended March 31, 1997 and 1996, respectively. Total dividends declared provided Stockholders with an annualized return of 0.90% for the three months ended March 31, 1996.

The increase in interest income on mortgage loans receivable for the three months ended March 31, 1997 over the comparable period in 1996 is due primarily to an increase in the average outstanding balances of the earning loans. The average outstanding balances of the earning loans increased from approximately $61,400,000 at March 31, 1996 to $65,000,000 at March 31, 1997. The average rate of interest earned by the Fund remained at approximately 5% between periods.

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

In addition to Regular  Interest,  the Fund may  receive  Incentive  Interest in connection with Mortgage Loans made to Affiliated Borrowers secured by properties not held for sale in the ordinary course of the Affiliated Borrower's business; except that in certain cases the Fund may forego Incentive Interest in order to maintain compliance with REIT qualification requirements and may instead either seek additional Points or Regular Interest or will seek to obtain Gross Receipts Interest. The Fund does not anticipate receiving Incentive Interest and Gross Receipts Interest on the same Mortgage Loan. The amount of Incentive Interest which the Fund will receive from Affiliated Borrowers will be equal to a specified percentage of the "Increase in Value" of the underlying property securing the Mortgage Loan, which Increase in Value occurred during the period beginning from the date that the Mortgage Loan was funded and ending upon the repayment of the Mortgage Loan at maturity or upon the Sale or Refinancing of the underlying property excluding a sale or transfer to an Affiliate, so long as the Fund retains an interest in the property subsequent to the sale or transfer. No Incentive Interest has been included in revenues for either the three months ended March 31, 1997 and 1996.

The Fund's by-laws provide that annual operating expenses of the Fund may not exceed in any year the greater of (i) 2% of the Funds average invested assets during such year or (ii) 25% of the Fund's taxable income during such year. The Advisor must reimburse the Fund within 60 days after the end of the year the amount by which the aggregate annual Operating Expenses paid or incurred by the Fund exceed the foregoing limitations, unless the Board of Directors approves expenses in excess of such limitations. No reimbursement was required for either the three months ended March 31, 1997 or 1996 as operating expenses did not exceed the limit.

Operating expenses of the Fund include a Management Expense Allowance  (Advisory
Fee) of 1% of the Fund's Net Assets, per annum, which may be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. The Advisory Fee is paid to the Advisor (NTS Advisory Corporation) or its affiliate. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee has been reduced $25,000 for each of the three months ended March 1997 and 1996 The net Advisory Fee for the three months ended March 31, 1997 and 1996 was $143,350 and $135,905, respectively. Increases and decreases in the Advisory Fee generally correspond directly to increases and decreases in the Fund's Net Assets.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings. The average interest rate paid by the Fund for the three months ended March 31, 1997 and 1996 was approximately 9%.

Professional and administrative expenses include primarily directors' fees, legal, outside accounting and investor processing fees, and printing costs for financial reports. The increase in expenses for the three month period is due to increased professional fees related to the proposed reorganization discussed on page 20 of this Form 10-Q.

Income tax expense is the Fund's estimated liability for Federal, state, and local income taxes due on the amount of earnings which are in excess of dividends for the period.

While the Fund's revenues for the three month period have increased approximately 6% from 1996 to 1997, net income as a percentage of revenues has decreased approximately 6%. The decrease in net income is due primarily to the fact that the sales volumes at the residential projects and the corresponding interest income have not been sufficient to offset the increase in the Fund's cost of debt service.

The Fund has invested in Mortgage Loans totalling approximately $62,649,000 and $60,900,000 as of March 31, 1997 and 1996, respectively. Also, the Fund has invested in Temporary Investments totalling approximately $5,950,000 and $6,100,000 as of March 31, 1997 and 1996, respectively. The balance of funds were invested in short-term cash equivalents.

The Fund's investments at March 31, 1997 were as follows:

     A  Mortgage  Loan  to  NTS/Lake  Forest  II  Residential  Corporation,   an
     Affiliated Borrower, to fund the development of Lake Forest, a specified investment. The loan balance was $25,222,471 at March 31, 1997.

     A  Mortgage  Loan  to  NTS/Virginia   Development  Company,  an  Affiliated
     Borrower, to fund the development of Fawn Lake, a specified investment. The loan balance was $29,912,332 at March 31, 1997.

     A  Temporary  Mortgage  Loan  to  NTS/Virginia   Development   Company,  an
     Affiliated Borrower, to fund the construction of the Fawn Lake Golf Course. The loan balance was $2,215,042 at March 31, 1997.

     A Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to fund the Orlando Lake Forest Loan, a specified investment. The loan balance was $7,514,612 at March 31, 1997, net of an unaccreted discount of $1,089,330.

     A Temporary Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to partially fund the Orlando Lake Forest Loan, a specified investment. Effective July 1, 1992, the Fund discontinued accruing interest income on the Temporary Mortgage Loan and classified the loan as non-earning. In addition, the Fund has established a loan loss reserve of $1,500,000 as of March 31, 1997 regarding this loan. The loan balance was $3,734,675 at March 31, 1997.

The  Fund's   investment  of  $25,222,471  in  NTS/Lake  Forest  II  Residential
Corporation represents approximately 37% of the Fund's portfolio and the Fund's commitment of $28,000,000 represents approximately 41% of the Fund's portfolio.

The Fund's investment of $29,912,332 in NTS/Virginia Development Company represents approximately 44% of the Fund's portfolio and the Fund's commitment of $30,000,000 represents approximately 44% of the Fund's portfolio. Both loans are current in their interest payments to the Fund. In addition, the Fund's Mortgage Loan to the Orlando Lake Forest Joint Venture and the Temporary Mortgage Loan to NTS/Virginia Development Company are current in their interest payments to the Fund.

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

Some of the statements included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Fund anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Fund expected also may not occur or occur in a different manner, which may be more or less favorable to the Fund.

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

- The  Fund's  principal  activity  is  the  investment  in  Mortgage  Loans  to
Affiliated Borrowers. Mortgage Loans are inherently subject to the risk of default. If the Borrower defaults on a Mortgage Loan which is not guaranteed, the Board of Directors may foreclose which could result in considerable delays and expenses. A Borrower's ability to make payments due under the Mortgage Loan and the amount the Fund may realize upon foreclosure are subject to risks generally associated with real estate investments, many of which are beyond the control of the Fund, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses, the supply of and demand for properties, zoning laws, other governmental rules and fiscal policies and acts of God.

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

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings

              In July 1994, the Fund was named as a defendant in a complaint originally filed by Jeno Paulucci & Silver Lakes I, Inc. in August 1992, against NTS Corporation (the Fund's Sponsor) and various Affiliates of the Fund's Sponsor. The suit was settled int he first quarter of 1997. The terms of the settlement agreement are confidential. However, as no monetary awards were assessed against or are payable by the Fund under the agreement, it is not anticipated that the settlement will have a material impact on the Fund's financial position or result of operations.

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

              (b)    Reports on Form 8-K

                     On  February  12,  1997,  a Form 8-K was filed to report in
                     Item 5 that the Fund has entered into a Letter of Intent with NTS Corporation and its Affiliates, NTS Development Company, NTS/Lake Forest II Residential Corporation (Lake Forest) and NTS/Virginia Development Company (Fawn Lake) regarding the Fund's loans to Lake Forest and Fawn Lake. The Letter of Intent provides for, among other things, a restructuring of the Fund's loans to Lake Forest and Fawn Lake. The Letter of Intent contemplates that ownership of these properties will be transferred to the Fund.

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



Date:      May 12   , 1997