Form 10-Q
period 1997-06-30
NTS MORTGAGE INCOME FUND
filed 1997-08-13
CIK 841942

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark one)

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1997
                               ----------------------------------------------

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

                                        YES  X         NO

As of August 1, 1997 there were approximately 3,187,000 shares of common stock outstanding.

                                TABLE OF CONTENTS


                                                                   Pages
                                                                   -----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1997 and
              December 31, 1996                                        3

            Statements of Income
              For the three and six months ended                       4
              June 30, 1997 and 1996

            Statement of Stockholders' Equity
              For the six months ended June 30, 1997                   5

            Statements of Cash Flows
              For the three and six months ended                       6
              June 30, 1997 and 1996

            Notes To Financial Statements                           7-15


Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   16-25


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                         26
Item 2.     Changes in Securities                                     26
Item 3.     Defaults upon Senior Securities                           26
Item 4.     Submission of Matters to a Vote of Security Holders       26
Item 5.     Other Information                                         26
Item 6.     Exhibits and Reports on Form 8-K                          26


Signatures                                                            27



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                             NTS MORTGAGE INCOME FUND

                                                  BALANCE SHEETS


                                             As of               As of
                                       June 30, 1997       December 31, 1996*

ASSETS

Affiliated mortgage loans receivable:
 Earning loans                            $ 64,530,048       $ 63,948,933
 Non-earning loans                           3,361,198          3,838,831
                                          ------------       ------------

                                            67,891,246         67,787,764

 Less reserves for loan losses               1,500,000          1,500,000
                                          ------------       ------------

  Net affiliated mortgage loans
  receivable                                66,391,246         66,287,764

Cash and equivalents                           551,423            716,793
Interest receivable - affiliates               701,451          1,589,498
Other assets                                    68,882            151,654
                                          ------------       ------------

  Total assets                            $ 67,713,002       $ 68,745,709
                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses     $    227,963       $    267,800
Dividends payable                                 --              175,305
Notes payable - affiliates (Note 6)          4,023,158          4,524,667
Notes payable                               13,576,149         14,276,850
Deferred revenues                                  750                301
                                           ------------      ------------

  Total liabilities                         17,828,020         19,244,923
                                          ------------       ------------
Commitments and contingencies (Note 8)

Stockholders' equity:
 Common stock, $0.001 par value,
 6,000,000 shares authorized;
 3,187,333 shares issued and
 outstanding                              $      3,187      $      3,187
 Additional paid-in-capital                 54,163,397        54,163,397
 Distributions in excess of net income      (4,281,602)       (4,665,798)
                                           ------------     ------------

  Total stockholders' equity                 49,884,982        49,500,786
                                           ------------      ------------

  Total liabilities and stockholders'
   equity                                  $ 67,713,002      $ 68,745,709
                                           ============      ============



The accompanying notes are an integral part of these financial statements.

* Reference is made to the Fund's audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on March 31, 1997.



                            NTS MORTGAGE INCOME FUND

                              STATEMENTS OF INCOME

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                       Three Months Ended           Six Months Ended
                                            June 30,                  June 30,
                                      1997          1996         1997         1996
                                   -----------   -----------  -----------  -----------
REVENUES:
  Interest income on affiliated
   mortgage loans receivable     $   842,493   $   835,442  $ 1,649,230  $ 1,591,655
  Fee income on affiliated
   mortgage loans and other
   finacial services                   4,030         6,749        7,709       14,234
  Interest income on cash
   equivalents and miscellaneous      10,560         5,096       17,327       10,246
   income                         -----------   -----------  -----------  -----------

                                     857,083       847,287    1,674,266    1,616,135
                                  -----------   -----------  -----------  -----------

EXPENSES:
 Advisory fee (Note 6)               144,080       136,170      287,430      272,075
 Interest expense                    328,895       333,035      650,504      662,893
 Interest expense - affiliates
   (Note 6)                           84,066        68,506      175,751       89,804
 Professional and administrative      62,500        48,726      125,000       93,926
 Other taxes and licenses              6,515         6,990       13,115       13,690
 Amortization expense                 17,285        18,013       34,570       36,026
                                 -----------   -----------  -----------  -----------

                                     643,341       611,440    1,286,370    1,168,414
                                 -----------   -----------  -----------  -----------

Income before income tax expense     213,742       235,847      387,896      447,721

 Income tax expense (Note 1)          (1,850)       (1,850)      (3,700)      (3,700)
                                 -----------   -----------  -----------  -----------

Net income                       $   211,892   $   233,997  $   384,196  $   444,021
                                 ===========   ===========  ===========  ===========

Net income per share of common
stock                            $      0.07   $      0.07  $      0.12  $      0.14
                                 ===========   ===========  ===========  ===========

Weighted average number of shares 3,187,333     3,187,333    3,187,333    3,187,333
                                 ===========   ===========  ===========  ===========


The accompanying notes are an integral part of these financial statements.



                            NTS MORTGAGE INCOME FUND

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997



                        Common   Common  Additional  Distributions
                         Stock   Stock    Paid-in-    in Excess of
                        Shares   Amount   Capital      Net Income      Total
                        ------  ------   ---------    ------------  ------------

Stockholders' equity
 December 31, 1996   3,187,333 $ 3,187   $54,163,397  $(4,665,798)  $49,500,786

Net income              --        --          --          384,196       384,196

Dividends declared      --        --          --             --            --
                       -----    -------   --------    -----------    -----------

Stockholders' equity
 June 30, 1997       3,187,333 $ 3,187   $54,163,397   $(4,281,602) $49,884,982
                    ========== ========  ===========   ============  ==========

The accompanying notes are an integral part of these financial statements.


                            NTS MORTGAGE INCOME FUND
                           --------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                 -----------------------------------------------

                                                           1997         1996
                                                       -----------  -----------

CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
   Net income                                          $   384,196  $   444,021
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Accretion of discount on affiliated mortgage
       loans receivable                                    (76,545)     (73,477)
     Amortization expense                                   34,570       36,026
   Changes in assets and liabilities:
      Interest receivable - affiliates                     888,047      200,425
      Other assets                                          11,320      (10,000)
      Accounts payable and accrued expenses                (39,837)      27,082
      Deferred commitment fees                                --        (10,000)
      Deferred revenues                                        449       (2,326)
                                                       -----------  -----------

   Net cash provided by operating activities             1,202,200      611,751
                                                       -----------  -----------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
   Principal collections on affiliated mortgage loans  $ 4,430,033  $ 3,087,927 receivable
   Investment in affiliated mortgage loans receivable   (4,456,970)  (6,081,766)
                                                       -----------  -----------

   Net cash used for investing activities                  (26,937)  (2,993,839)
                                                        ------------ -----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
   Proceeds from notes payable - affiliates            $   860,957  $ 2,267,897
   Payments on notes payable - affiliates               (1,362,466)     (54,000)
   Proceeds from notes payable                             491,799      935,585
   Payments on notes payable                            (1,192,500)    (449,000)
   Dividends paid                                         (175,305)    (181,680)
   Other assets                                             36,882      (70,825)
                                                       -----------  -----------

   Net cash provided by (used for) financing activities (1,340,633)   2,447,977
                                                       -----------  -----------

   Net increase (decrease) in cash and equivalents     $  (165,370) $    65,889

CASH AND EQUIVALENTS, beginning of period                  716,793      535,687
                                                       -----------  -----------

CASH AND EQUIVALENTS, end of period                    $   551,423  $   601,576
                                                       ===========  ===========


The accompanying notes are an integral part of these financial statements.

                            NTS MORTGAGE INCOME FUND
                            ------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The financial statements and schedules included herein should be read in conjunction with the Fund's 1996 Annual Report on Form 10-K. In the opinion of the Fund's management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three and six months ended June 30, 1997 and 1996. The financial statements do not reflect the impact, if any, of the proposed transactions discussed in Note 6 regarding a letter of intent.

1.       Income Taxes
         ------------
         The Fund has elected and is qualified to be treated as a REIT under Internal Revenue Code Sections 856-860. In order to qualify, the Fund is required to distribute at least 95% of its taxable income to Stockholders by February 1 of the following year and meet certain other requirements. The Fund currently qualifies as a REIT for Federal income tax purposes. However, as discussed further in Note 6 regarding a letter of intent between the Fund, NTS Corporation and certain Affiliates which contemplates restructuring of certain of the Fund's mortgage loans, it is likely that the Fund will be required to change its tax status from a REIT to a conventional corporation, if such transaction is completed. If, in fact, the Fund were taxed as a conventional corporation for the six months ended June 30, 1997, the Fund's tax provision would be approximately $73,000.

         A reconciliation of net income for financial statement purposes versus that for income tax reporting for the six months ended June 30, 1997 is as follows:


          Net income (GAAP)                               $  384,196
          Accretion of note discount                         (76,545)
          Federal income tax expense                           2,500
          Letters of credit income                               449
                                                           ----------
          Taxable income before dividends paid
          deduction                                       $  310,600
                                                           ==========


2.       Use of Estimates in the Preparation of Financial Statements
         -----------------------------------------------------------
         The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.       Reserves for Loan Losses
         ------------------------
         Reserves for loan losses are based on management's evaluation of the borrower's ability to meet its obligation as well as current and future economic conditions. Reserves are based on estimates and ultimate losses could differ materially from the amounts assumed in arriving at the reserve for possible loan losses reported in the financial statements. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known. On a regular basis, management reviews each mortgage loan in the Fund's portfolio including an assessment of the recoverability of the individual mortgage loans. As of June 30, 1997, the Fund has a loan loss reserve regarding the

         ------------------------------------
         Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture (with an outstanding balance of $3,361,198 as of June 30, 1997) amounting to $1,500,000. Certain of the Fund's mortgage loans are guaranteed by NTS Guaranty Corporation, an Affiliate of the Fund's Sponsor (see Note 7). The Fund has not considered this guarantee when determining future cash flows and the loan loss reserve.


4.       Affiliated Mortgage Loans Receivable, net
         -----------------------------------------
         The following tables outline the Fund's mortgage loan portfolio at June 30, 1997. There is currently no readily determinable market value for the portfolio given its unique and affiliated nature.



                             Property Pledged              Interest     Maturity
     Borrower                 as Collateral                 Rate          Date
     --------                 -------------                -------      --------


1) Earning Loans:
   -------------

Temporary Mortgage
------------------
Loan:
----
NTS/Virginia              First mortgage on approximately   Prime      07/31/97
Development Company       187 acres of residential land     + 3/4%
                          and improvements thereon located
                          in Fredericksburg, Virginia
                          known as Fawn Lake Golf Course;
                          NTS Guaranty Corporation
                          guarantees the loan
Mortgage Loans:
--------------
NTS/Virginia              First mortgage on approximately   17% of     12/31/97
Development Company       2,195 acres of residential land   Gross
                          located in Fredericksburg,        Receipts
                          Virginia, known as Fawn Lake        (a)


NTS/Lake Forest          First mortgage on approximately    17% of     12/31/97
II Residential           514 acres of residential land      Gross
Corporation              in Louisville, Kentucky, known     Receipts
                          as Lake Forest                      (a)

Orlando Lake             First mortgage on approximately    17% of     01/31/98
Forest Joint             366 acres of residential land      Gross
Venture                  in Orlando, Florida known as       Receipts
                         Orlando Lake Forest                  (b)




(a) These Mortgage Loans paid interest at the greater of 17% of Gross Receipts or 4.42% of the average outstanding loan balance. Effective 07/01/97, these Mortgage Loans are paying interest at the greater of 17% of Gross Receipts or 5.76% of the average outstanding loan balance.
(b) This Mortgage Loan pays interest at the greater of 17% of Gross Receipts or 6.46% of the average outstanding loan balance.

4.  Affiliated Mortgage Loans Receivable, net - Continued
    -----------------------------------------------------

                      Total                              Balance                    Interest
                     Senior                            Outstanding    Commitment   Receivable
                    Liens At          Face Amount          At            Fees          At
 Borrower           06/30/97          At 06/30/97      06/30/97(c)     Received     06/30/97
 --------           --------          -----------      -----------     ---------   ----------
1) Earning Loans:
-----------------
Temporary
---------
Mortgage Loan:
--------------

NTS/Virginia          $2,490,649      $ 2,500,000      $ 2,490,708   $    26,250   $   19,084
Development
Company

Mortgage Loans:

NTS/Virginia                --         31,000,000       29,885,137       200,000      493,013
Development                                (d)
Company

NTS/Lake Forest       4,243,681        28,000,000       24,593,898       250,000      113,237
II Residential           (e)               (f)
Corporatio

Orlando Lake                --         14,000,000        7,560,305          --         76,117
Forest Joint                               (g)              (h)
Venture
                                      -----------      -----------   -----------   ----------
Total Earning
Loans                                 $75,500,000      $64,530,048   $   476,250   $  701,451
                                      ===========      ===========   ===========   ==========


     (c) The carrying amount of the mortgage loans receivable at June 30, 1997 is net of any unamortized commitment fees.
     (d) NTS Guaranty Corporation guarantees up to $2,000,000 of outstanding debt exceeding $18 million.
     (e) Senior liens apply to approximately 180 acres securing the first mortgage which are subordinated to unaffiliated lenders.
     (f) NTS Guaranty Corporation guarantees up to $2,416,500 of outstanding debt exceeding $22 million.
     (g) An Affiliate of the Fund's Sponsor participates with the Fund regarding this Mortgage Loan. As of June 30, 1997, the Fund's ownership percentage of this Mortgage Loan was approximately 64%.
     (h) The carrying amount of this Affiliated Mortgage Loan is net of an unaccreted discount of approximately $1,050,862 at June 30, 1997.

     ----------------------------------------------------

                             Property Pledged        Interest          Maturity
     Borrower                  as Collateral           Rate              Date
     --------                  -------------           ----              ----


2) Non-Earning Loans:
---------------------
Temporary Mortgage
------------------
Loan:
-----

Orlando Lake         Pledge by both general partners    Prime           Demand
Forest Joint         of their partnership interests     + 2%
Venture              in Orlando Lake Forest Joint        (i)
                     Venture  located  in  Orlando,
                     Florida;  a pledge of 390  shares
                     of the Class A common stock in
                     NTS/Virginia  Development Co.;
                     the loan is guaranteed by NTS
                     Guarantee Corporation



                     Total                       Balance               Interest
                     Senior                   Outstanding  Commitment Receivable
                    Liens At    Face Amount       At          Fees        At
Borrower            06/30/97    At 06/30/97    06/30/97     Received   06/30/97
---------           --------   ------------    --------    ---------   --------
2) Non-Earning
--------------
Loans:
------

Temporary
---------
Mortgage Loan:
--------------

Orlando Lake       $13,435,900   $7,818,000   $3,361,198   $ 150,000   $    --
Forest Joint          (j)            (k)          (l)                       (i)
Venture
                                  ----------  ----------   ---------   ---------
Total Non-
Earning Loans                     $7,818,000  $3,361,198   $ 150,000   $    --
                                  ========== ===========   =========   =========




   (i) The Orlando Lake Forest Joint Venture has entered into a forbearance agreement with the Fund whereby, effective April 1, 1995, no interest will be due on this loan through January 31, 1998. The Fund has discontinued accruing interest from the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture until the interest payment is received. Approximately $1,553,000 of interest remains due to the Fund on this loan but is not accrued in the Fund's financial statements.
   (j)     Total senior liens include the Fund's 64% interest in the lien.
   (k) NTS/Virginia Development Company (Fawn Lake) and NTS/Lake Forest II Residential Corporation (Lake Forest) participate with the Fund regarding this Temporary Mortgage Loan. Their percentage ownership as of June 30, 1997 is 19.158% and 20.758%, respectively, with the Fund owning the remainder.
   (l) The Fund's financial statements reflect a $1,500,000 loan loss reserve regarding this loan as of June 30, 1997. No change was made to the reserve during the six months ended June 30, 1997.

5.    Notes Payable
      -------------
      Notes payable consist of the following:

                                                  June 30          December 31,
                                                    1997               1996
                                                -----------     --------------
   Note payable to a bank in the amount
   of $13,800,000, bearing interest at the
   Prime Rate plus 1%, payable monthly, due
   December 27, 1997, secured by a
   collateral assignment of the Fund's
   mortgages on Lake Forest and Fawn Lake,
   guaranteed by Mr. J. D. Nichols,
   Chairman of the Board of the Fund's
   Sponsor                                       $11,085,500       $12,278,000

   Note payable to a bank in the amount of
   $2,500,000, bearing interest at the
   Prime  Rate  plus  3/4%,  payable  monthly,
   due July 31,  1997,  secured  by
   approximately 187 acres of residential
   land and improvements  thereon,  known
   as the Fawn Lake Golf Course                    2,490,649         1,998,850
                                                  ----------        ----------

                                                 $13,576,149       $14,276,850
                                                  ==========        ==========

      The Prime Rate was 8 1/2% and 8 1/4% at June 30, 1997 and December 31, 1996, respectively.

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

      As of June 30, 1997, the Sponsor (NTS Corporation) or an Affiliate owned approximately 96,468 Shares of the Fund.

      Pursuant to the  Advisory  Agreement,  the Fund will pay the Advisor  (NTS
      Advisory Corporation) a Management Expense Allowance (Advisory Fee) relating to services performed for the Fund in an amount equal to 1% of the Fund's Net Assets, per annum, which may be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee has been reduced $50,000 for each of the six month periods ended June 30, 1997 and 1996. The net Advisory Fee for the six months ended June 30, 1997 and 1996 was $287,430 and $272,075, respectively. The Advisory Fee has been reduced $25,000 for each of the three month periods ended June 30, 1997 and 1996. The net Advisory Fee for the three months ended June 30, 1997 and 1996 was $144,080 and $136,170, respectively.

      ---------------------------------------
      The Fund has received advances from Affiliates of the Fund's Sponsor net of repayments totalling $4,023,158 and $4,524,667 as of June 30, 1997 and December 31, 1996, respectively. The advances bear interest at approximately the Prime Rate and mature as follows: $2,059,000 on March 31, 1999, $1,124,158 on May 1, 1999 and $840,000 is due on demand.
      Interest expense to the Affiliates was $84,066 and $68,506 for the three months ended June 30, 1997 and 1996, and $175,751 and $89,804 for the six months ended June 30, 1997 and 1996, respectively.

      On February 17, 1995, the Fund purchased from an unaffiliated bank an interest in a first mortgage (with an outstanding balance of $9,664,465 as of February 17, 1995) to the Orlando Lake Forest Joint Venture. An Affiliate of the Sponsor owns the remaining interest via a participation agreement. The initial ownership percentages were 50% to the Fund and 50% to the Affiliate, however, the percentage ownership will fluctuate as additional principal is advanced to the Joint Venture by the Fund. Ownership percentages will be determined in accordance with the ratio of each participant's share of the outstanding loan balance to the total outstanding loan balance. As of June 30, 1997, the outstanding balance on the first mortgage was $13,435,900, and the Fund's ownership percentage was approximately 64%.

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

      The parties to the Letter of Intent agreed to consider a general restructuring of the relationship among the Fund, NTS Corporation and its various Affiliates. The Fund has not yet determined the method by which it will acquire control of the Fawn Lake and Lake Forest projects.

      Generally Accepted Accounting Principles require that transactions as contemplated by the Letter of Intent be recorded at fair market value. Management cannot determine at this time whether or not such transactions, if completed, will result in a loss. In addition, if the ownership of the properties is transferred to the Fund, it is likely that, in connection with the ongoing development of the projects, the Fund will be required to change its tax status from a Real Estate Investment Trust to a conventional corporation. If, in fact, the Fund were taxed as a conventional corporation for the six months ended June 30, 1997, the Fund's tax provision would be approximately $73,000.

      The Fund, as owner of the Fawn Lake and Lake Forest projects, expects that it will continue development of the projects and the orderly sale of lots, golf course memberships and ancillary services through sell-out, as well as the sale of the Fawn Lake Country Club when appropriate. As owner, the Fund will be responsible for continuing development, operations and marketing costs through the remaining lives of the projects, and it may be necessary for the Fund to borrow additional funds to complete the development. While the Fund believes that such funds will be more readily available if it owns the projects, it is not certain that the Fund will be able to borrow the funds necessary to complete the projects.

      --------------------------------------
      The Letter of Intent also contemplates that NTS Development Company, or another subsidiary or affiliate of NTS Corporation (the "Manager"), will enter into a management agreement (the "Management Agreement") with the Fund pursuant to which the Manager will, as authorized agent for the Fund, provide exclusive management, development, marketing and sales efforts and personnel to the Fund, and take all other actions necessary to manage the development of the projects to completion and the sale of lots, golf memberships, ancillary services and the Fawn Lake Country Club. The terms of the Management Agreement have not yet been finalized. The parties to the Letter of Intent are presently negotiating the definitive agreements contemplated by the Letter of Intent but have not yet agreed on final terms.

      During the June 1997 meeting of the Fund's Board of Directors, a detailed discussion was held regarding the possible entry of the Fund and an Affiliate of the Fund's Sponsor as additional partners in the Orlando Lake Forest Joint Venture with the current partners thereof. A joint venture agreement is currently being negotiated. If the joint venture agreement is executed, the Fund, along with NTS Corporation, the Fund's Sponsor, and four Affiliates, have agreed to guarantee a $5.6 million revolving development line of credit between the Orlando Lake Forest Joint Venture and an unaffiliated bank.

7.    Guaranties to the Fund
      -----------------------
      NTS Guaranty Corporation (the Guarantor), an Affiliate of the Fund's Sponsor, has provided the following guaranties to the Fund:

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

      Purchase Price Guaranty
      ------------------------
      The Guarantor has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions, as defined in the Prospectus.

      The liability of the Guarantor under the above guaranties is expressly limited to its assets and its ability to draw upon a $10 million demand note receivable from Mr. J.D. Nichols, Chairman of the Board of

      ----------------------------------
      Directors of the Fund's Sponsor. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor. In addition, Mr. Nichols' ability to make any payments to the Guarantor pursuant to the $10 million demand note may be affected by additional liabilities and obligations that he has or may incur.

      There are no limitations on Mr. Nichols' ability to incur liabilities or obligations in the future. The total amounts guaranteed by the Guarantor are in excess of its net worth, and there is no assurance that the Guarantor will be able to satisfy its obligation under these guaranties. The Guarantor may in the future provide guaranties for other Affiliates of the Fund.

8.    Commitments and Contingencies
      ------------------------------
      The Fund has commitments to extend credit made in the normal course of business that are not reflected in the financial statements. At June 30, 1997, the Fund had outstanding funding commitments under standby letters of credit or surety bonds aggregating $571,597: Orlando Lake Forest Joint Venture $91,921; NTS/Virginia Development Co. $479,676. These outstanding funding commitments are part of the maximum funding amount of the mortgage loans. Committed undisbursed loans were approximately $5.1 million at June 30, 1997.

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

9.    New Accounting Pronouncements
      -----------------------------
      The Financial Accounting Standards Board recently issued Standard No. 128, Earnings Per Share (FAS 128). The Statement simplifies the standards for computing earnings per share (EPS) and replaces the presentation of primary EPS with a presentation of basic EPS. FAS 128 is effective for financial statements for periods ending after December 15, 1997. The adoption of FAS 128 is not expected to have any impact on the Fund's financial statements.


10.   Supplemental Financial Information
      ----------------------------------
      NTS Guaranty Corporation has provided material guaranties to the Fund. The following presents condensed financial information for NTS Guaranty Corporation.


                                             June 30,           December 31,
                                               1997                 1996
                                           ------------         -----------

     Cash                                  $       100         $       100
                                           ============        =============

     Common stock and paid-in-capital      $ 10,000,100        $ 10,000,100
     Note receivable from stockholder       (10,000,000)        (10,000,000)
                                           ------------        -------------
     Equity                                $        100        $        100
                                           ============        =============

    ---------------------------------------------
    The Fund has invested in various temporary investments and mortgage loans (see Note 4). The following presents condensed financial information with respect to Affiliated Borrowers whose loan balance as of June 30, 1997 represents a substantial concentration of the Fund's assets.



NTS/Lake Forest II Residential Corporation
------------------------------------------
                            June 30,        December 31,
                              1997              1996
                       --------------     -------------
Balance Sheets
--------------
 Notes receivable      $      746,978     $     789,303
 Inventory                 29,278,882        29,870,625
 Other, net                 1,959,264         2,506,190
                         ------------      ------------
 Total assets          $   31,985,124     $  33,166,118
                         ============      ============

 Notes payable         $   30,074,090     $  31,349,964
 Other liabilities,net      1,794,959         1,650,968
 Equity                       116,075           165,186
                         ------------      ------------
 Total liabilities
  and equity           $   31,985,124     $  33,166,118
                         ============      ============


                           Three Months Ended             Six Months Ended
                               June 30,                       June 30,
                          1997          1996              1997           1996
                       ----------    ------------    ------------  ------------
Statements of Operatations
--------------------------
 Lot sales            $ 1,192,254      $ 698,416      $ 2,535,926   $ 1,392,446
 Cost of sales           (901,182)      (515,286)      (1,901,571)   (1,023,641)
 Other income
 (expense), net          (391,230)      (251,038)        (683,466)     (511,703)
                      ------------    -----------     ------------   -----------
Net income (loss)     $  (100,158)    $  (67,908)     $   (49,111)   $ (142,898)
                      ============    ===========     ============   ===========

NTS/Virginia
-------------
Development Company
-------------------
                          June 30,        December 31,
                           1997                1996
                      ------------        ------------
Balance Sheets
-------------
 Notes receivable      $  3,597,181       $  4,150,515
 Inventory               33,283,601         32,768,228
 Other, net               1,088,592            997,969
                       ------------       ------------
 Total assets          $ 37,969,374       $ 37,916,712
                       ============       ============

 Notes payable         $  5,830,979       $ 35,245,593
 Other liabilities,
   net                    2,036,450          2,361,741
 Equity                     101,945            309,378
                      -------------       ------------
 Total liabilities
  and equity          $  37,969,374       $ 37,916,712
                      =============       ============


                        Three Months Ended            Six Months Ended
                             June 30,                     June 30,
                     ----------    ----------    -----------    ------------
Statements of Operations
------------------------

  Lot sales          $ 708,500     $ 709,179     $ 1,001,000    $ 1,254,714
  Cost of sales       (453,249)     (454,458)       (636,905)      (809,363)
  Other income
   (expense), net     (297,518)     (379,076)       (571,528)      (692,077)
                     ----------   -----------    ------------   ------------
  Net income (loss)  $ (42,267)   $ (124,355)    $  (207,433)   $  (246,726)
                     ==========   ===========    ============   ============


                                     - -15 -

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

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

Liquidity and Capital Resources
-------------------------------
The Fund's primary investment strategy is to make investments in Mortgage Loans. As of June 30, 1997, the Fund had commitments outstanding for Mortgage Loans aggregating $68,200,000 of which approximately $62,040,000 had been funded. The balance of these commitments will be drawn over a period of years in a series of advances as the borrowers develop the projects. Also, the Fund has invested in Temporary Investments totalling approximately $5,850,000 as of June 30, 1997. Reference is made to Note 4 of the Notes to Financial Statements for further information regarding the Fund's investments as of June 30, 1997.

The Orlando Lake Forest Project (the "Orlando Project") is a single-family residential community owned by the Orlando Lake Forest Joint Venture, an Affiliated Borrower. The partners of the Joint Venture are Orlando Lake Forest, Inc. and NTS/ Orlando Development Company, Affiliates of the Fund's Sponsor. The Orlando Project is encumbered by the following loans.

     The Orlando Project is encumbered by a First Mortgage Loan in the amount of $14,000,000 (with an outstanding balance of $13,435,900 as of June 30,
     1997) from the Fund and an Affiliate of the Fund's Sponsor. The loan is secured by approximately 366 acres of residential land and improvements thereon located in Orlando, Florida. On February 17, 1995, an agreement was reached with the bank which had previously held a partial interest in the first mortgage on the majority of the Orlando Project. As a result of negotiations between the Fund and the unaffiliated bank, the bank sold its interest in the First Mortgage Loan to the Fund at a substantial discount. The Fund and the Affiliate of the Fund's Sponsor, which holds the remaining interest in the First Mortgage Loan, entered into a participation agreement (the Master Loan Participation Agreement) whereby the Fund and the Affiliate will own a proportionate share of the First Mortgage Loan. The initial ownership percentages were 50% to the Fund and 50% to the Affiliate, however, the percentage ownership will fluctuate as additional principal is advanced to the Orlando Project by the Fund and as principal payments are received. Ownership percentage will be determined in accordance with the ratio of each participant's share of the outstanding loan balance to the total outstanding loan balance. As of June 30, 1997, the Fund's ownership percentage was approximately 64%. Upon the Fund's purchase of an interest in the loan, it was converted to a cash flow mortgage loan which bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 6.46% of the average outstanding loan balance and matures January 31, 1998. The Fund's share of the loan balance was $7,560,305 as of June 30, 1997, which is net of an unaccreted discount of $1,050,862.

-------------------------------------------

     The Orlando Project is encumbered by a Temporary Mortgage Loan in the amount of $7,818,000 (with an overall outstanding balance by the Orlando Project of $5,594,119 as of June 30, 1997) to partially fund the Orlando Lake Forest Project. The loan is secured by the partnership interests of both general partners in the Orlando Lake Forest Joint Venture and 390 shares of the Class A common stock of NTS/Virginia Development Company (Fawn Lake). The Temporary Mortgage Loan is classified as non-earning and is on a demand basis. The Principal balance outstanding of the Temporary Mortgage Loan is guaranteed by NTS Guaranty Corporation pursuant to the Fund's Junior Mortgage Loan Guaranty. In October 1993, Fawn Lake and NTS/Lake Forest II Residential Corporation (Lake Forest) entered into a participation agreement with the Fund (the Temporary Mortgage Loan Participation Agreement) whereby they were each assigned an interest in the Fund's Temporary Mortgage Loan with the Orlando Lake Forest Joint Venture in consideration for reducing the amount of Supplemental Interest credit then due to them by the Fund. As of June 30, 1997, the interest assigned to Fawn Lake and Lake Forest was 19.158% and 20.758%, respectively. The Fund's ownership percentage in the Temporary Mortgage Loan was 60.084%, and the Fund's share of the loan balance was $3,361,198, at June 30, 1997

     On October  19,  1992,  the Fund  notified  the Orlando  Lake Forest  Joint
     Venture (the "Joint Venture") that the Joint Venture was in default regarding the Fund's Temporary Mortgage Loan to the Joint Venture. The defaults occurred when the Joint Venture failed to pay the Fund the interest that was due on the Temporary Mortgage Loan as of October 1, 1992. The default gave the Fund the right to accelerate the indebtedness and foreclose its security interest in the partnership interests pledged against the Temporary Mortgage Loan. Also, as a result of the default, the Fund had the right to pursue the NTS Guaranty Corporation for its guaranty of the Principal balance outstanding on the Temporary Mortgage Loan. The ability of the Guarantor to honor its guaranty on the Temporary Mortgage Loan is expressly limited to its assets and its ability to draw upon a $10 million demand note receivable from Mr. J. D. Nichols, Chairman of the Board of Directors of the Fund's Sponsor. Mr. Nichols has contingent liabilities which exist in connection with debt on properties held by himself or his affiliates. As stated in the Fund's Prospectus, there can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor. The Fund's Board of Directors continues to evaluate the collectability of the guaranty. The Board is also concerned about the possible detrimental effects that the collection proceedings may have on the Fund's other loans to other Affiliated Borrowers. As a result, the Board has concluded that it is in the best interest of the Fund and its Stockholders to pursue a work-out plan to both preserve the assets of the Fund and support the viability of the projects to which it has outstanding loans.

     The Fund discontinued the recognition of interest income from the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture beginning July 1, 1992, until the principal and interest have been received. The Fund has entered into a forbearance agreement with the Orlando Lake Forest Joint Venture whereby, effective April 1, 1995, no interest will be due on this loan through January 31, 1998. The Fund will reevaluate the status of the Orlando Project at that time to determine what, if any, additional courses of action to pursue and whether to extend the forbearance of interest. As of June 30, 1997 approximately $1,553,000 of interest remains due the Fund on this loan.

     As discussed above, the Fund and an Affiliate of the Fund's Sponsor are now the first mortgage holders on the Orlando Project. As with the other Residential Land Development Loans, the Fund will be providing the funds needed by the Orlando Project to allow it to continue its development plan. Principal and interest payments will be allocated proportionately between the Fund and the Affiliate based upon their respective ownership percentage of the First Mortgage Loan.

-------------------------------------------

     In September of 1995, the Fund's Board of Directors approved a change to the terms of the Master Loan Participation Agreement and the Temporary Mortgage Loan Participation Agreement. Effective April 1, 1995, the Affiliate of the Fund's Sponsor agreed that the Fund may retain all payments of principal which the Affiliate would be entitled to receive on the First Mortgage Loan. The Fund is applying such sums as payment by the Orlando Lake Forest Joint Venture of the Fund's share of the principal balance outstanding on the Temporary Mortgage Loan. This will continue until such time as the Fund's share of the outstanding principal of the Temporary Mortgage Loan has been repaid in full or until otherwise agreed by the Fund and such Affiliate of the Fund's Sponsor. As of June 30, 1997, the Fund has received $2,152,119 which was applied to the principal balance outstanding on the Temporary Mortgage Loan via this agreement.

     The Fund's Board of Directors is presently evaluating whether the completion and marketing of the Orlando Project as planned will allow the Orlando Lake Forest Joint Venture to repay both its First Mortgage Loan and the outstanding principal balance of the Fund's Temporary Mortgage Loan.

     The Fund has established a $1,500,000 loan loss reserve regarding the Temporary Mortgage Loan. The amount of the reserve is based on the requirements by Generally Accepted Accounting Principles (GAAP) that the mortgage loans be carried at the lower of the carrying value of the asset or net realizable value. Given the likelihood that it will be some time in the future before the Fund can collect the principal balance outstanding, GAAP requires that this stream of payments be discounted to determine the net realizable value at the balance sheet date even though this loan is guaranteed by NTS Guaranty Corporation.

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

The  Fawn  Lake  project  is a  single-family  residential  community  owned  by
NTS/Virginia   Development  Company,  an  Affiliated  Borrower.   Fawn  Lake  is
encumbered by the following notes:

     A Mortgage Loan from the Fund in the amount of $31,000,000 (with an outstanding balance of $29,885,137 as of June 30, 1997) to fund the development of the Fawn Lake project, a specified investment. The loan is secured by a first mortgage on approximately 2,195 acres of residential land and improvements thereon located in Fredericksburg, Virginia. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 5.76% of the average outstanding loan balance and matures December 31, 1997.

     A Temporary Mortgage Loan from the Fund in the amount of $2,500,000 (with an outstanding balance of $2,490,708 as of June 30, 1997) to fund the construction of the Fawn Lake Golf Course. The loan bears interest at the Prime Rate plus 3/4%, payable monthly, and matures July 31, 1997. The loan is secured by a first mortgage on approximately 187 acres of residential land and improvements thereon. The Principal balance outstanding of the Temporary Mortgage Loan is guaranteed by NTS Guaranty Corporation pursuant to the Fund's Junior Mortgage Loan Guaranty.

--------------------------------------------
The Lake Forest project is a single-family residential community owned by NTS/ Lake Forest II Residential Corporation, an Affiliated Borrower. Lake Forest is encumbered by the following notes:

     A note payable with an unaffiliated lender in the amount of $875,000 (with an outstanding balance of $191,843 as of June 30, 1997) which is secured by a first mortgage on 8 residential lots (approximately 3 acres of residential land and improvements thereon). The purpose of the loan was to provide construction financing to develop 25 lots in the Lake Forest project (17 of which have been sold and released from the mortgage). The Fund subordinated its Mortgage Loan regarding the 25 lots until the unaffiliated lender note was paid in full in July 1997.

     A note payable with an unaffiliated bank in the amount of $4,965,000 (with an outstanding balance of $4,051,838 as of June 30, 1997) which is secured by a first mortgage on the Lake Forest Country Club golf course (approximately 176 acres of land and improvements thereon). The purpose of the loan was to provide construction financing to construct a clubhouse building for the Lake Forest Country Club. The Fund has subordinated its Mortgage Loan regarding the 176 acres until the unaffiliated bank note is paid in full. The note bears interest at the Prime Rate plus 1%, payable monthly, and matures July 31, 1999.

     A Mortgage Loan from the Fund in the amount of $28,000,000 (with an outstanding balance of $24,593,898 as of June 30, 1997) to fund the development of the Lake Forest project, a specified investment. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 5.76% of the average outstanding loan balance and matures December 31, 1997. The loan is secured by a first mortgage on approximately 514 acres of residential land and improvements thereon located in Louisville, Kentucky of which approximately 180 acres have been subordinated regarding the loans discussed above.

On February 21, 1997, the Fund's Board of Directors approved an increase in the loan commitment amount to Fawn Lake from $30,000,000 to $31,000,000. The purpose of the increase is to pay ongoing development costs.

On June 19, 1997, the Fund's Board of Directors approved a extension of the maturity date of the Fawn Lake and Lake Forest loans to December 31, 1997. In addition, the interest rate was changed to the greater of 17% of Gross Receipts or 5.76% of the average outstanding loan balance.

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

The parties to the Letter of Intent agreed to consider a general restructuring of the relationship among the Fund, NTS Corporation and its various Affiliates. The Fund has not yet determined the method by which it will acquire control of the Fawn Lake and Lake Forest projects.

Generally Accepted Accounting Principles require that transactions as contemplated by the Letter of Intent be recorded at fair market value. Management cannot determine at this time whether or not such transactions, if completed, will result in a loss. In addition, if the ownership of the properties is transferred to the

-------------------------------------------
Fund, it is likely that, in connection with the ongoing development of the projects, the Fund will be required to change its tax status from a Real Estate Investment Trust to a conventional corporation. If, in fact, the Fund were taxed as a conventional corporation for the six months ended June 30, 1997, the Fund's tax provision would be approximately $73,000.

The Fund, as owner of the Fawn Lake and Lake Forest projects, expects that it will continue development of the projects and the orderly sale of lots, golf course memberships and ancillary services through sell-out, as well as the sale of the Fawn Lake Country Club, when appropriate. As owner, the Fund will be responsible for continuing development, operations and marketing costs through the remaining lives of the projects, and it may be necessary for the Fund to borrow additional funds to complete the development. While the Fund believes that such funds will be more readily available if it owns the projects, it is not certain that the Fund will be able to borrow the funds necessary to complete the projects.

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

During the June 1997 meeting of the Fund's Board of Directors, a detailed discussion was held regarding the possible entry of the Fund and an Affiliate of the Fund's Sponsor as additional partners in the Orlando Lake Forest Joint Venture with the current partners thereof. A joint venture agreement is currently being negotiated. If the joint venture agreement is executed, the Fund, along with NTS Corporation, the Fund's Sponsor, and four Affiliates, have agreed to guarantee a $5.6 million revolving development line of credit between the Orlando Lake Forest Joint Venture and an unaffiliated bank.

On January 10, 1995, the Fund entered into a loan agreement with an unaffiliated bank providing for a credit facility of up to $13.8 million secured by a collateral assignment of the Fund's mortgages to Lake Forest and Fawn Lake. The purpose of the loan was to refinance the Fund's then existing credit facility, increase the Fund's investment portfolio and provide additional operating capital for the Fund. The loan bears interest at the Prime Rate plus 1%, payable monthly and matures December 27, 1997. The Fund made principal payments on the loan equal to $13,500 per lot from lot sales at Lake Forest and $1,000 per lot from lot sales at Fawn Lake during 1996. The Fund is making principal payments on the loan equal to $27,500 per lot from lot sales at Lake Forest and $1,000 per lot from lot sales at Fawn Lake during 1997. The loan is guaranteed by Mr.
J. D. Nichols, Chairman of the Board of the Fund's Sponsor. The loan balance was $11,085,500 at June 30, 1997.

In the fourth quarter of 1995, the Fund entered into a loan agreement with an unaffiliated bank for $2,000,000 secured by a collateral assignment of the Fund's mortgage to Fawn Lake regarding approximately 187 acres of residential land and improvements known as the Fawn Lake Golf Course. The purpose of the loan was to fund the remaining construction of the Fawn Lake Golf Course, which was completed in 1996. The loan bears interest at the Prime Rate plus 3/4%, payable monthly. In February 1997, the loan was increased to $2,500,000 and the maturity date was extended to July 31, 1997. The Fund is currently negotiating an additional extension of the maturity date. The loan balance was $2,490,649 at June 30, 1997.

-------------------------------------------
The Fund has received advances from Affiliates of the Fund's Sponsor net of repayments totalling $4,023,158 as of June 30, 1997. The advances had been at various rates averaging approximately 5.75% and matured April 15, 1996. On April 15, 1996, the interest rate on all borrowings from Affiliates of the Fund's Sponsor increased to the Prime Rate. The maturity date on $2,059,000 of borrowings from Affiliates is March 31, 1999 and $840,000 of the advances are due on demand. In February 1997, the maturity date on $1,124,158 of the Fund's current borrowings was extended to May 1, 1999 and the interest rate was changed to the Prime Rate plus 3/4%. In addition, the Fund is making principal payments on the advances equal to $3,000 per lot from lot sales at Fawn Lake, Lake Forest and the Orlando Project from April 15, 1996 through March 31, 1997; $5,000 per lot from April 1, 1997 through March 1, 1998; and $7,500 per lot from April 1, 1998 through March 31, 1999. Interest paid to the Affiliates was $84,066 and $68,506 for the three months ended June 30, 1997 and 1996, respectively. Interest paid to the Affiliates for the six months ended June 30, 1997 and 1996 was $175,751 and $89,804 respectively. The advances were made to meet the development plans of the projects to which the Fund has outstanding loans.

During the six months ended June 30, 1997, the Fund received repayment on three mortgage loans and two temporary investments in the aggregate principal amount of $4,430,033. Repayments on mortgage loans are generally equal to approximately 83% of the Gross Receipts received on lot sales less closing costs. The Fund made investments in three mortgage loans and one temporary investment in the aggregate principal amount of $4,456,970.

During the six months ended June 30, 1996, the Fund received repayment on three mortgage loans and one temporary investment in the aggregate principal amount of $3,087,927. The Fund made investments in three mortgage loans and one temporary investment in the aggregate principal amount of $6,081,766.

During the six months ended June 30, 1997, the Fund borrowed $491,799 on its credit facilities. The Fund repaid $1,192,500 of its borrowings using proceeds from loan repayments made by NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company.

During the six months ended June 30, 1997, the Fund borrowed $860,957 from an Affiliate of the Fund's Sponsor. The Fund repaid $1,362,466 of its borrowings from Affiliates using proceeds from loan repayments made by NTS/Lake Forest II Residential Corporation, Orlando Lake Forest Joint Venture and NTS/Virginia Development Company.

During the six months ended June 30, 1996, the Fund borrowed $935,585 on its credit facilities. The Fund repaid $449,000 of its borrowings primarily from loan repayments made by NTS/Lake Forest II Residential Corporation.

During the six months ended June 30, 1996, the Fund borrowed $2,267,897 from an Affiliate of the Fund's Sponsor. The Fund repaid $54,000 of its borrowings from Affiliates using proceeds from loan repayments made by NTS/Lake Forest II Residential Corporation.

The Fund intends to maintain a working capital reserve equal to 1% of the gross proceeds received. The Fund may alter the percentage of such reserves if deemed necessary. As of June 30, 1997, the Fund had cash and equivalents of approximately $550,000.

The Fund's primary source of liquidity has been from the interest earned on the Mortgage Loans and on the Temporary Investments. It is expected that this will continue to be a primary source of future liquidity until the consummation of the transactions contemplated in the Letter of Intent, as discussed on pages 19 and 20, if such transactions are completed. The ability of the Fund to receive interest on the Mortgage Loans depends on the level of residential lot closings

-------------------------------------------
achieved by the properties which collateralize the loans. In addition, the Fund is continuing to focus on cash management and is pursuing financing sources in an attempt to provide sufficient resources to fund the needs of the projects to which it has outstanding loans. The Fund's Sponsor is also working with several lenders, including the Fund's existing creditors, to refinance the Fund's debt which will mature within the next twelve months. While management can provide no assurance that these negotiations will be successful, it is their belief that, based upon discussions with the various lenders, such financing will be accomplished prior to the respective maturity dates.

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


Results of Operations
---------------------
Net income using Generally Accepted Accounting Principles (GAAP) was $211,892 and $233,997 and using tax-reporting accounting (TRA) was $175,424 and $193,176 for the three months ended June 30, 1997 and 1996 respectively. Net income using GAAP was $384,196 and $444,021 and using TRA was $310,600 and $360,618 for the six months ended June 30, 1997 and 1996, respectively. The difference between GAAP income and TRA income was due primarily to the treatment of loan discount accretion, loan commitment fee income, letters of credit income and provision for loan losses. GAAP requires that discounts on mortgage loan receivables be recognized as an adjustment to yield over the estimated life of the loan; for tax purposes the discount is recognized as income when received. GAAP requires that loan commitment fee income be recognized as income over the term of the related loans; for tax purposes the fees are recognized as income when received. GAAP requires that income received from letters of credit be recognized on a straight-line basis over the term of the letter of credit (typically one year); for tax purposes, this income is recognized as income when received. For GAAP purposes, a provision for loan losses is recognized when the fair value of the asset is less than the carrying value of the asset; for tax purposes, a provision for loan losses is allowed when the debt becomes worthless within the taxable year. TRA income is used in applying the REIT-qualifying test that requires 95% of taxable income to be paid out in dividends. (See Note 1 to Notes to Financial Statements).

Cash provided by operations was $1,202,200 and $611,751 and dividends declared were $-0- and $286,862 for the six months ended June 30, 1997 and 1996, respectively. Total dividends declared provided Stockholders with an annualized return of 0.90% for the six months ended June 30, 1996.

The increase in interest income on mortgage loans receivable for the three months and six months ended June 30, 1997 over the comparable period in 1996 is due primarily to an increase in the average outstanding balances of the earning loans. The average outstanding balances of the earning loans increased from approximately $62,200,000 for the six months ended June 30, 1996 to $64,600,000 for the six months ended June 30, 1997. The average rate of interest earned by the Fund remained at approximately 5% between periods.

Effective July 1, 1992, the Fund discontinued accruing interest income from the Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture until the principal and interest have been received. Approximately $1,553,000 of interest remains due on this loan but is not accrued in the Fund's financial statements.

-----------------------------------
The Fund has entered into a forbearance agreement with the Orlando Lake Forest Joint Venture whereby, effective April 1, 1995, no interest will be due on this loan through January 31, 1998. The Fund will reevaluate the status of the Orlando Project at that time to determine what, if any, additional courses of action to pursue, and whether to extend the forbearance of interest.

Commitment fees paid at loan closings were amortized over the life of the loan using the interest method. Letter of credit fees are amortized over the term of the letter of credit. Fee income on mortgage loans and other financial services is the amount of commitment fees and letter of credit fees being amortized for the period. Fee income is comparable between periods.

In addition to Regular  Interest,  the Fund may  receive  Incentive  Interest in connection with Mortgage Loans made to Affiliated Borrowers secured by properties not held for sale in the ordinary course of the Affiliated Borrower's business; except that in certain cases the Fund may forego Incentive Interest in order to maintain compliance with REIT qualification requirements and may instead either seek additional Points or Regular Interest or will seek to obtain Gross Receipts Interest. The Fund does not anticipate receiving Incentive Interest and Gross Receipts Interest on the same Mortgage Loan. The amount of Incentive Interest which the Fund will receive from Affiliated Borrowers will be equal to a specified percentage of the "Increase in Value" of the underlying property securing the Mortgage Loan, which Increase in Value occurred during the period beginning from the date that the Mortgage Loan was funded and ending upon the repayment of the Mortgage Loan at maturity or upon the Sale or Refinancing of the underlying property excluding a sale or transfer to an Affiliate, so long as the Fund retains an interest in the property subsequent to the sale or transfer. No Incentive Interest has been included in revenues for either the three or six months ended June 30, 1997 and 1996.

The Fund's by-laws provide that annual operating expenses of the Fund may not exceed in any year the greater of (i) 2% of the Funds average invested assets during such year or (ii) 25% of the Fund's taxable income during such year. The Advisor must reimburse the Fund within 60 days after the end of the year the amount by which the aggregate annual Operating Expenses paid or incurred by the Fund exceed the foregoing limitations, unless the Board of Directors approves expenses in excess of such limitations. No reimbursement was required for either the three or six months ended June 30, 1997 or 1996 as operating expenses did not exceed the limit.

Operating expenses of the Fund include a Management Expense Allowance  (Advisory
Fee) of 1% of the Fund's Net Assets, per annum, which may be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. The Advisory Fee is paid to the Advisor (NTS Advisory Corporation) or its affiliate. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee has been reduced $50,000 for each of the six month periods ended June 30, 1997 and 1996. The net Advisory Fee for the six months ended June 30, 1997 and 1997 was $287,430 and $272,075, respectively. The Advisory Fee has been reduced $25,000 for each of the three month periods ended June 30, 1997 and 1996 The net Advisory Fee for the three months ended June 30, 1997 and 1996 was $144,080 and $136,170, respectively. Increases and decreases in the Advisory Fee generally correspond directly to increases and decreases in the Fund's Net Assets.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings. The average interest rate paid by the Fund for the three and six months ended June 30, 1997 and 1996 was approximately 9%.

---------------------------------
Professional and administrative expenses include primarily directors' fees, legal, outside accounting and investor processing fees, and printing costs for financial reports. The increase in expenses for the three and six month periods is due to increased professional fees related to the proposed reorganization discussed on pages 19 and 20 of this Form 10-Q.

Income tax expense is the Fund's estimated liability for Federal, state, and local income taxes due on the amount of earnings which are in excess of dividends for the period should at least 95% of taxable income be distributed to the stockholders. If the Fund were taxed as a conventional corporation Fund's for the six months ended June 30, 1997, the Fund's tax provision would be approximately $73,000.

While the Fund's revenues for the six month period have increased approximately 4% from 1996 to 1997, net income as a percentage of revenues has decreased approximately 4%. The decrease in net income is due primarily to the fact that the sales volumes at the residential projects and the corresponding interest income have not been sufficient to offset the increase in the Fund's cost of debt service.

The Fund has invested in Mortgage Loans totalling approximately $62,040,000 as of June 30, 1997. Also, the Fund has invested in Temporary Investments totalling approximately $5,851,000 as of June 30, 1997. The balance of funds were invested in short-term cash equivalents.

The Fund's investments at June 30, 1997 were as follows:

     A  Mortgage  Loan  to  NTS/Lake  Forest  II  Residential  Corporation,   an
     Affiliated Borrower, to fund the development of Lake Forest, a specified investment. The loan balance was $24,593,898 at June 30, 1997.

     A  Mortgage  Loan  to  NTS/Virginia   Development  Company,  an  Affiliated
     Borrower, to fund the development of Fawn Lake, a specified investment. The loan balance was $29,885,137 at June 30, 1997.

     A  Temporary  Mortgage  Loan  to  NTS/Virginia   Development   Company,  an
     Affiliated Borrower, to fund the construction of the Fawn Lake Golf Course. The loan balance was $2,490,708 at June 30, 1997.

     A Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to fund the Orlando Lake Forest Loan, a specified investment. The loan balance was $7,560,305 at June 30, 1997, net of an unaccreted discount of $1,050,862.

     A Temporary Mortgage Loan to Orlando Lake Forest Joint Venture, an Affiliated Borrower, to partially fund the Orlando Lake Forest Loan, a specified investment. Effective July 1, 1992, the Fund discontinued accruing interest income on the Temporary Mortgage Loan and classified the loan as non-earning. In addition, the Fund has established a loan loss reserve of $1,500,000 as of June 30, 1997 regarding this loan. The loan balance was $3,361,198 at June 30, 1997.

The Fund's investment of $24,593,898 in NTS/Lake Forest II Residential Corporation represents approximately 36% of the Fund's portfolio and the Fund's commitment of $28,000,000 represents approximately 41% of the Fund's portfolio. The Fund's investment of $29,885,137 in NTS/Virginia Development Company represents approximately 44% of the Fund's portfolio and the Fund's commitment of $31,000,000 represents approximately 46% of the Fund's portfolio. Both loans are current in their interest payments to the Fund. In addition, the Fund's Mortgage Loan to the Orlando Lake Forest Joint Venture and the Temporary Mortgage Loan to NTS/Virginia Development Company are current in their interest payments to the Fund.

---------------------------------
The Fund's Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture is not current in interest payments to the Fund. Approximately $1,553,000 of interest remains due on this loan but is not accrued in the Fund's financial statements. The Fund has entered into a forbearance agreement with the Orlando Lake Forest Joint Venture whereby, effective April 1, 1995, no interest will be due on this loan through January 31, 1998. The Fund will reevaluate the status of the Orlando Project at that time to determine what, if any, additional courses of action to pursue, and whether to extend the forbearance of interest.

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

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings
              ----------------
              In July 1994, the Fund was named as a defendant in a complaint originally filed by Jeno Paulucci & Silver Lakes I, Inc. in August 1992, against NTS Corporation (the Fund's Sponsor) and various Affiliates of the Fund's Sponsor. The suit was settled in the first quarter of 1997. The terms of the settlement agreement are confidential. However, as no monetary awards were assessed against or are payable by the Fund under the agreement, it is not anticipated that the settlement will have a material impact on the Fund's financial position or result of operations.

Item 2.       Changes in Securities
              ---------------------
              None

Item 3.       Defaults upon Senior Securities
              ------------------------------
              None

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------
              On June 19, 1997, the Fund held its Annual Meeting of Stockholders. Messrs. Warren, Day, Thomas, Nichols and Good were re-elected as Directors of the Fund. Arthur Andersen LLP was designated as auditors of the Fund for the year 1997. The number of shares voted for, against or abstaining on each issue is as follows:

                                             FOR        AGAINST       ABSTAIN

                F. Everett Warren          1,528,226    178,491          0
                Robert M. Day              1,548,607    158,110          0
                Gerald B. Thomas           1,561,438    145,279          0
                J. D. Nichols              1,521,775    184,942          0
                Richard L. Good            1,529,619    177,098          0
                Arthur Andersen LLP        1,598,626     57,965        50,126


Item 5.       Other Information
              --------------------
              None

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


                                           NTS Mortgage Income Fund
                                        ------------------------------
                                                  (Registrant)

                                        /s/ John W. Hampton
                                        ---------------------------------------
                                        John W. Hampton
                                        Secretary/Treasurer (principal
                                        accounting and chief financial officer)



Date:   August 12  , 1997
---------------------------