Form 10-Q
period 1997-09-30
NTS MORTGAGE INCOME FUND
filed 1997-11-14
CIK 841942

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark one)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1997
                               -----------------------------


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

                                                          YES  X         NO

As of November 1, 1997 there were approximately 3,187,000 shares of common stock outstanding.

                                TABLE OF CONTENTS


                                                                   Pages

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1997 and
              December 31, 1996                                        3

            Statements of Income
              For the three and nine months ended                      4
              September 30, 1997 and 1996

            Statement of Stockholders' Equity
              For the nine months ended September 30, 1997             5

            Statements of Cash Flows
              For the nine months ended                                6
              September 30, 1997 and 1996

            Notes To Financial Statements                           7-15


Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   16-24


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                         25
Item 2.     Changes in Securities                                     25
Item 3.     Defaults upon Senior Securities                           25
Item 4.     Submission of Matters to a Vote of Security Holders       25
Item 5.     Other Information                                         25
Item 6.     Exhibits and Reports on Form 8-K                          25


Signatures                                                            26

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS MORTGAGE INCOME FUND

                                 BALANCE SHEETS


                                                 As of               As of
                                         September 30, 1997   December 31, 1996*
                                         ------------------   -----------------


ASSETS
Affiliated mortgage loans receivable:
 Earning loans                             $   56,158,518        $  63,948,933
   Non-earning loans                                   --            3,838,831
                                            --------------        ------------

                                               56,158,518           67,787,764

 Less reserves for loan losses (Note 5)                --            1,500,000
                                            --------------         -----------

  Net affiliated mortgage loans
  receivable                                   56,158,518           66,287,764
Investment in joint venture-
 affiliate (Note 6)                             8,101,373                   --
Cash and equivalents                              373,738              716,793
Interest receivable - affiliates                1,108,720            1,589,498
Other assets                                       41,465              151,654
                                            --------------        ------------

  Total assets                             $   65,783,814        $  68,745,709
                                            ==============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses      $      304,273        $     267,800
Dividends payable                                      --              175,305
Notes payable - affiliates (Note 7)             4,069,242            4,524,667
Notes payable                                   9,713,069           14,276,850
Deferred revenues                                     500                  301
                                            --------------        ------------

  Total liabilities                            14,087,084           19,244,923
                                            --------------        ------------

Commitments and contingencies (Note 10)

Stockholders' equity:
 Common stock, $0.001 par value,
 6,000,000 shares authorized;
 3,187,333 shares issued and
 outstanding                                        3,187                3,187
 Additional paid-in-capital                    54,163,397           54,163,397
 Distributions in excess of net income         (2,469,854)          (4,665,798)
                                            --------------        -------------

  Total stockholders' equity                   51,696,730           49,500,786
                                            --------------        ------------

  Total liabilities and stockholders'
   equity                                  $   65,783,814        $  68,745,709
                                            ==============        ============


The accompanying notes are an integral part of these financial statements.

* Reference is made to the Fund's audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on March 31, 1997.



                            NTS MORTGAGE INCOME FUND

                              STATEMENTS OF INCOME

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



                                             Three Months Ended              Nine Months Ended
                                                September 30,                  September 30,

                                           1997             1996          1997            1996
                                          ------           ------        ------          -----
REVENUES:
 Interest income on affiliated
   mortgage loans receivable             $  967,896      $  830,918     $2,617,126     $2,422,573
 (Income) loss from investment
   in joint venture - affiliate              24,555              --         24,555             --
 Fee income on affiliated
   mortgage loans and other
   financial services                           250           5,389          7,959         19,623
 Recovery on provision for
   loan losses (Note 5)                   1,500,000              --      1,500,000             --
 Interest income on cash
   equivalents and miscellaneous
   income                                     7,993           7,476         25,320         17,722
                                        -----------      ----------    -----------      ---------
                                          2,451,584         843,783      4,125,850      2,459,918
                                        -----------      ----------    -----------      ---------

EXPENSES:
 Advisory fee (Note 7)                      131,520         136,351        418,950        408,426
 Interest expense                           319,764         337,155        970,268      1,005,004
 Interest expense - affiliates
   (Note 7)                                  88,153          91,293        263,904        176,141
 Professional and administrative             72,621          55,488        197,621        149,414
 Other taxes and licenses                     5,895           6,975         19,010         20,665
 Amortization expense                        19,233          18,012         53,803         54,038
                                         ----------      ----------    -----------      ---------

                                            637,186         645,274      1,923,556      1,813,688
                                         ----------      ----------    -----------      ---------

Income before income tax expense          1,814,398         198,509      2,202,294        646,230

 Income tax expense (Note 1)                 (2,650)         (1,850)        (6,350)        (5,550)
                                         ----------      ----------    -----------     ----------

Net income                              $ 1,811,748      $  196,659    $ 2,195,944     $  640,680
                                        ===========      ==========    ===========      =========

Net income per share of common
stock                                   $      0.57      $     0.06    $      0.69     $     0.20
                                        ===========      ==========    ===========      =========

Weighted average number of
  shares                                  3,187,333       3,187,333      3,187,333      3,187,333
                                        ===========      ==========    ===========      =========


The accompanying notes are an integral part of these financial statements.



                            NTS MORTGAGE INCOME FUND

                        STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997



                                      Common            Common           Additional           Distributions
                                       Stock             Stock            Paid-in-             in Excess of
                                      Shares            Amount             Capital              Net Income                Total
                                 ------------      ------------       -------------         ----------------        --------------

Stockholders' equity
 December 31, 1996                 3,187,333       $    3,187         $  54,163,397          $  (4,665,798)         $   49,500,786

Net income                              --               --                 --                   2,195,944               2,195,944

Dividends declared                      --               --                 --                       --                     --
                                   ---------          -------           -----------           -------------         --------------
Stockholders' equity
 September 30, 1997                3,187,333       $    3,187         $  54,163,397          $  (2,469,854)         $   51,696,730
                                   =========          =======           ===========           =============         ==============

The accompanying notes are an integral part of these financial statements.



                            NTS MORTGAGE INCOME FUND

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



                                                                1997         1996
                                                               ------       -----

CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
   Net income                                            $   2,195,944    $   640,680
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Accretion of discount on affiliated mortgage loans
       receivable                                              (95,932)      (110,783)
    Income (loss) from investment in joint venture-
      affiliate                                                 24,555            --
    Recovery on provision for loan losses                   (1,500,000)           --
     Amortization expense                                       53,803         54,038
   Changes in assets and liabilities:
      Interest receivable - affiliates                         480,778        (65,776)
      Other assets                                              16,020        (32,295)
      Accounts payable and accrued expenses                     36,473         68,876
      Deferred commitment fees                                      --        (15,000)
      Deferred revenues                                            199         (2,714)
                                                          ------------     ----------

   Net cash provided by operating activities                 1,211,840        537,026
                                                          ------------     ----------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
   Principal collections on affiliated mortgage loans     $  9,299,287    $ 5,954,633
    receivable
   Investment in affiliated mortgage loans receivable       (5,700,037)    (8,301,257)
                                                          ------------     ----------

   Net cash provided by (used for) investing activities      3,599,250     (2,346,624)
                                                          ------------     ----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
   Proceeds from notes payable - affiliates               $  1,142,041    $ 2,333,073
   Payments on notes payable - affiliates                   (1,597,466)      (454,456)
   Proceeds from notes payable                                 510,913      1,335,618
   Payments on notes payable                                (5,074,694)    (1,028,259)
   Dividends paid                                             (175,305)      (325,111)
   Other assets                                                 40,366        (70,825)
                                                          ------------     ----------

   Net cash provided by (used for) financing activities     (5,154,145)     1,790,040
                                                          ------------     ----------

   Net increase (decrease) in cash and equivalents        $   (343,055)   $   (19,558)

CASH AND EQUIVALENTS, beginning of period                      716,793        535,687
                                                          ------------     ----------

CASH AND EQUIVALENTS, end of period                       $    373,738    $   516,129
                                                          ============     ==========

Noncash Investing Activity:
  Principal reduction on affiliated mortgage loan
   receivable by investing in a joint venture             $  8,125,928    $      --


The accompanying notes are an integral part of these financial statements.

                            NTS MORTGAGE INCOME FUND
                            ------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


The financial statements and schedules included herein should be read in conjunction with the Fund's 1996 Annual Report on Form 10-K. In the opinion of the Fund's management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three and nine months ended September 30, 1997 and 1996. The financial statements do not reflect the impact, if any, of the proposed transactions discussed in Note 7 regarding a letter of intent.

1.     Income Taxes
       ------------

       The Fund has to date elected to be treated as a REIT under Internal Revenue Code Sections 856-860. In order to qualify, the Fund is required to distribute at least 95% of its taxable income to Stockholders by February 1 of the following year and meet certain other requirements. The Fund currently qualifies as a REIT for Federal income tax purposes. However, as discussed further in Note 7 regarding a letter of intent between the Fund, NTS Corporation and certain Affiliates which contemplates restructuring of certain of the Fund's mortgage loans, the Fund's management is evaluating whether the Fund will be required to change its tax status from a REIT to a conventional corporation, if such transaction is completed. If, in fact, the Fund were taxed as a conventional corporation for the nine months ended September 30, 1997, the Fund's tax provision would be approximately $288,000.

       A reconciliation of net income for financial statement purposes versus that for income tax reporting for the nine months ended September 30, 1997 is as follows:


       Net income (GAAP)                                          $ 2,195,944
       Accretion of note discount                                     (95,932)
       Recovery on provision for loan losses                       (1,500,000)
       Federal income tax expense                                       4,200
       Letters of credit income                                           199
                                                                   ----------
       Taxable income before dividends paid
        deduction                                                 $   604,411
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

4.     Affiliated Mortgage Loans Receivable, net
       -----------------------------------------

       The following tables outline the Fund's mortgage loan portfolio at September 30, 1997. There is currently no readily determinable market value for the portfolio given its unique and affiliated nature.


                            Property Pledged             Interest      Maturity
     Borrower                as Collateral                Rate           Date
1) Earning Loans:

Temporary Mortgage
Loan:

NTS/Virginia           First mortgage on approximately      Prime       01/31/98
Development Company    187 acres of residential land       + 1 1/4%
                       and improvements thereon located
                       in Fredericksburg, Virginia, known
                       as the Fawn Lake Country  Club golf
                       course;  NTS Guaranty Corporation
                       guarantees the loan

Mortgage Loans:
NTS/Virginia           First mortgage on approximately       17% of     12/31/97
Development Company    2,188 acres of residential land       Gross
                       located in Fredericksburg,            Receipts
                       Virginia, known as Fawn Lake          (a)


NTS/Lake Forest        First mortgage on approximately       17% of     12/31/97
II Residential         497 acres of residential              Gross
Corporation            land located in Louisville,           Receipts
                       Kentucky, known as Lake Forest        (a)



(a) These Mortgage Loans paid interest at the greater of 17% of Gross Receipts or 4.42% of the average outstanding loan balance. Effective 07/01/97, these Mortgage Loans are paying interest at the greater of 17% of Gross Receipts or 5.76% of the average outstanding loan balance.

    -----------------------------------------------------


                                         Total                             Balance                             Interest
                                        Senior                           Outstanding        Commitment         Receivable
                                      Liens At        Face Amount             At              Fees                At
               Borrower               09/30/97        At 09/30/97         09/30/97(b)        Received          09/30/97

1) Earning
Loans:

Temporary
Mortgage Loan:

NTS/Virginia                        $2,499,503       $ 2,500,000       $ 2,499,532       $    26,250       $     --
Development
Company

Mortgage Loans:

NTS/Virginia                              --          31,000,000        30,175,175           200,000          909,246
Development                                               (c)
Company

NTS/Lake Forest                      4,000,000        28,000,000        23,483,811           250,000          199,474
II Residential                          (d)               (e)
Corporation
                                                      -----------       -----------       -----------       ----------
Total Earning
Loans                                                $61,500,000       $56,158,518       $   476,250       $1,108,720
                                                      ===========       ===========       ===========       ==========


     (b) The carrying amount of the mortgage loans receivable at September 30, 1997 is net of any unamortized commitment fees.
     (c) NTS Guaranty Corporation guarantees up to $2,000,000 of outstanding debt exceeding $18 million.
     (d) Senior lien applies to approximately 176 acres securing the first mortgage which are subordinated to an unaffiliated lender. The Fund guarantees this senior lien.
     (e) NTS Guaranty Corporation guarantees up to $2,416,500 of outstanding debt exceeding $22 million.


5.       Reserves for Loan Losses
         ------------------------

         Reserves for loan losses are based on management's evaluation of the borrower's ability to meet its obligation as well as current and future economic conditions. Reserves are based on estimates and ultimate losses could differ materially from the amounts assumed in arriving at the reserve for possible loan losses reported in the financial statements. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known. On a regular basis, management reviews each mortgage loan in the Fund's portfolio including an assessment of the recoverability of the individual mortgage loans. Certain of the Fund's mortgage loans are guaranteed by NTS Guaranty Corporation, an Affiliate of the Fund's Sponsor (see Note 9). The Fund has not considered this guarantee when determining future cash flows and loan loss reserves.

         The Fund had previously established a $1,500,000 loan loss reserve regarding a Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture. As of September 30, 1997, the Fund has received 100% of the amount due on this loan and has determined the loan loss reserve is no longer needed.

6.       Investment in Joint Venture - Affiliate
         ---------------------------------------

         In September 1997, the Fund entered into an Amended and Restated Joint Venture Agreement evidencing the Fund's admission as a partner in the Orlando Lake Forest Joint Venture (the Joint Venture) effective as of August 16, 1997. The other partners in the Joint Venture are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are Affiliates of and are under common control with NTS Corporation, the Fund's Sponsor. The Joint Venture will continue to operate under its current legal name as the Orlando Lake Forest Joint Venture.

         The Joint Venture owns the Orlando Lake Forest project, a single family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land. The Joint Venture will continue to own and develop the Orlando Lake Forest project.

         The Fund contributed to the Joint Venture as a capital contribution its interest in the principal and interest of the first mortgage loan on the Orlando Lake Forest project, and obtained a 50% interest in the Joint Venture. The NTS entities named above hold cumulatively the remaining 50% interest in the Joint Venture.

         The net income or net loss of the joint venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of September 30, 1997, the Fund's percentage interest was 50%, and the Fund's share of the joint venture's net operating loss from August 16, 1997 (when the Fund was admitted as a partner) through September 30, 1997 was $24,555.

7.    Related Party Transactions
      --------------------------

      In addition to the Affiliated Mortgage Loans and Joint Venture discussed in Notes 4 and 6 to the Fund's financial statements, the Fund had the following related party transactions.

      As of September 30, 1997, the Sponsor (NTS Corporation) or an Affiliate owned approximately 96,468 Shares of the Fund.

      Pursuant to the  Advisory  Agreement,  the Fund will pay the Advisor  (NTS
      Advisory Corporation) a Management Expense Allowance (Advisory Fee) relating to services performed for the Fund in an amount equal to 1% of the Fund's Net Assets, per annum, which may be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee has been reduced $75,000 for each of the nine month periods ended September 30, 1997 and 1996. The net Advisory Fee for the nine months ended September 30, 1997 and 1996 was $418,950 and $408,426, respectively. The Advisory Fee has been reduced $25,000 for each of the three month periods ended September 30, 1997 and 1996. The net Advisory Fee for the three months ended September 30, 1997 and 1996 was $131,520 and $136,351, respectively.

      The Fund has received advances from Affiliates of the Fund's Sponsor net of repayments totalling $4,069,242 and $4,524,667 as of September 30, 1997 and December 31, 1996, respectively. The advances bear interest at approximately the Prime Rate and mature as follows: $1,824,000 on March 31, 1999, $1,124,158 on May 1, 1999 and $1,121,084 is due on demand.
      Interest expense to the Affiliates was $88,153 and $91,293 for the three months ended September 30, 1997 and 1996, and $263,904 and $176,141 for the nine months ended September 30, 1997 and 1996, respectively.

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

      Generally Accepted Accounting Principles require that transactions as contemplated by the Letter of Intent be recorded at the lesser of the carrying amount of the Mortgage Loan or its fair market value. Management cannot determine at this time whether or not such transactions, if completed, will result in a loss. In addition, if the ownership of the properties is transferred to the Fund, the Fund's management is evaluating whether, in connection with the ongoing development of the projects, the Fund will be required to change its tax status from a Real Estate Investment Trust to a conventional corporation. If, in fact, the Fund were taxed as a conventional corporation for the nine months ended September 30, 1997, the Fund's tax provision would be approximately $288,000.

    --------------------------------------

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

8.    Notes Payable
      -------------

      Notes payable consist of the following:

                                                     September 30,  December 31,
                                                         1997           1996
                                                     ------------   ------------
      Note payable to a bank in the amount
      of $13,800,000, bearing interest at the
      Prime Rate plus 1%, payable monthly, due
      December 27, 1997, secured by a
      collateral assignment of the Fund's
      mortgages on Lake Forest and Fawn Lake,
      guaranteed by Mr. J. D. Nichols,
      Chairman of the Board of the Fund's
      Sponsor                                         $  7,213,566   $12,278,000

      Note payable to a bank in the amount of
      $2,500,000, bearing interest at the
      Prime Rate plus 1 1/4%, payable monthly,
      due January 31, 1998, secured by
      approximately 187 acres of residential
      land and improvements thereon, known as
      the Fawn Lake Coutnry Club golf course,
      guaranteed by Mr. J. D. Nichols, Chairman
      of the Board of the Fund's Sponsor                 2,499,503     1,998,850
                                                       -----------    ----------

                                                      $  9,713,069   $14,276,850
                                                       ===========    ==========

     The Prime Rate was 8 1/2% and 8 1/4% at September 30, 1997 and December 31, 1996, respectively.

     Based on the borrowing rates currently available to the Fund for bank loans with similar terms and average maturities, the fair value of the above debt instruments approximates the carrying value.

    -------------------------

    The Fund's Sponsor is working with several lenders, including the Fund's existing creditors, to refinance the Fund's debt which will mature within the next twelve months. While the Fund's management can provide no assurance that these negotiations will be successful, it is their belief that, based upon discussions with the various lenders, such refinancing will be accomplished prior to the respective maturity dates.

9.  Guaranties to the Fund
    ----------------------

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

10. Commitments and Contingencies
    -----------------------------

    The Fund has commitments to extend credit made in the normal course of business that are not reflected in the financial statements. At September 30, 1997, the Fund had outstanding funding commitments under standby letters of credit or surety bonds aggregating $571,597: Orlando Lake Forest Joint Venture $91,921; NTS/Virginia Development Co. $479,676. Committed undisbursed loans were approximately $4.3 million at September 30, 1997.

    The Fund, together with, inter alia, the other partners in the Orlando Lake Forest Joint Venture, is a guarantor on a $5.6 million revolving development line of credit between the Orlando Lake Forest Joint Venture and an unaffiliated bank. The outstanding balance on the loan was $3,512,991 as of September 30, 1997.

11. Supplemental Financial Information
    ----------------------------------

    The Fund has invested in various temporary investments and mortgage loans (see Note 4). The following presents condensed financial information with respect to Affiliated Borrowers whose loan balance as of September 30, 1997 represents a substantial concentration of the Fund's assets.


NTS/Lake Forest II Residential Corporation
------------------------------------------
                               September 30,     December 31,
                                     1997             1996
                              --------------  ---------------
Balance Sheets
--------------
 Notes receivable             $      740,734  $       789,303
 Inventory                        28,436,815       29,870,625
 Other, net                        2,023,662        2,506,190
                              --------------  ---------------
 Total assets                 $   31,201,211  $    33,166,118
                              ==============  ===============

 Notes payable                $   28,608,129  $    31,349,964
 Other liabilities,net             2,585,129        1,650,968
 Equity                                7,953          165,186
                              --------------  ---------------
 Total liabilities and
  equity                      $   31,201,211  $    33,166,118
                              ==============  ===============

                                    Three Months Ended                   Nine Months Ended
                               September 30,    September 30,     September 30,       September 30,
                                     1997             1996            1997                 1996
                             ---------------- ---------------  ---------------- -------------------
Statements of Operations
------------------------
      Lot sales              $     1,609,222  $       866,811  $     4,145,148   $        2,259,257
      Cost of sales               (1,215,410)        (654,006)      (3,116,981)          (1,677,647)
      Other income
        (expense), net              (501,934)        (305,623)      (1,185,400)            (817,326)
                             ---------------- ---------------  ----------------   -----------------
      Net income (loss)      $      (108,122) $       (92,818) $      (157,233)  $         (235,716)
                             ================ ===============  ================   =================

NTS/Virginia Development Company
--------------------------------
                               September 30,     December 31,
                                    1997             1996
                             --------------- ---------------
Balance Sheets
--------------
      Notes receivable       $     3,248,780  $     4,150,515
      Inventory                   34,146,810       32,768,228
      Other, net                     964,670          997,969
                             ---------------  ---------------
      Total assets           $    38,360,260       37,916,712
                             ===============  ===============

      Notes payable          $    35,758,615  $    35,245,593
      Other liabilities,
      net                          2,753,942        2,361,741
      Equity                       (152,297)          309,378
                             ---------------  ---------------
      Total liabilities
        and equity           $    38,360,260  $    37,916,712
                             ===============  ===============

                                    Three Months Ended                  Nine Months Ended
                               September 30,    September 30,     September 30,       September 30,
                                    1997             1996             1997                 1996
                             ---------------- ---------------- ----------------- ------------------
Statements of Operations
------------------------
      Lot sales              $       148,000 $      1,207,039  $     1,149,000    $       2,461,753
      Cost of sales                  (94,070)        (760,853)        (730,975)          (1,570,216)
      Other income
        (expense), net              (308,172)        (400,325)        (879,700)          (1,092,402)
                             ---------------- ---------------- -----------------  -----------------
      Net income (loss)      $      (254,242) $        45,861  $      (461,675)   $        (200,865)
                             ================ ================ =================  =================

                                     - 14 -

    ----------------------------------------------

     NTS Guaranty  Corporation has provided material guaranties to the Fund. The
     following  presents  condensed  financial   information  for  NTS  Guaranty
     Corporation.


                                      September 30,   December 31,
                                           1997            1996
                                     --------------  --------------

Cash                                 $          100  $          100
                                     ==============  ==============

Common stock and paid-in-capital     $   10,000,100  $   10,000,100
Note receivable from stockholder        (10,000,000)    (10,000,000)
                                     --------------  --------------
Equity                               $          100  $          100
                                     ==============  ==============

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

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

Liquidity and Capital Resources
-------------------------------
The Fund's primary investment strategy has been to make investments in Mortgage Loans. As of September 30, 1997, the Fund had commitments outstanding for Mortgage Loans aggregating $58,000,000 of which approximately $53,660,000 had been funded. Also, the Fund has invested in Temporary Investments totalling approximately $2,500,000 as of September 30, 1997. Reference is made to Note 4 of the Notes to Financial Statements for further information regarding the Fund's investments as of September 30, 1997.

The Fawn Lake project is a single-family residential community owned by NTS/Virginia Development Company, an Affiliated Borrower. Fawn Lake is encumbered by the following notes:

     A Mortgage Loan from the Fund in the amount of $31,000,000 (with an outstanding balance of $30,175,175 as of September 30, 1997) to fund the development of the Fawn Lake project, a specified investment. The loan is secured by a first mortgage on approximately 2,188 acres of residential land and improvements thereon located in Fredericksburg, Virginia. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 5.76% of the average outstanding loan balance and matures December 31, 1997.

     A Temporary Mortgage Loan from the Fund in the amount of $2,500,000 (with an outstanding balance of $2,499,532 as of September 30, 1997) to fund the construction of the Fawn Lake Country Club golf course. The loan bears interest at the Prime Rate plus 1 1/4 %, payable monthly, and matures January 31, 1998. The loan is secured by a first mortgage on approximately 187 acres of residential land and improvements thereon. The Principal balance outstanding of the Temporary Mortgage Loan is guaranteed by NTS Guaranty Corporation pursuant to the Fund's Junior Mortgage Loan Guaranty.

The Lake Forest project is a single-family residential community owned by NTS/Lake Forest II Residential Corporation, an Affiliated Borrower. Lake Forest is encumbered by the following notes:

     A note payable with an unaffiliated bank in the amount of $4,000,000 (with an outstanding balance of $4,000,000 as of September 30, 1997) which is secured by a first mortgage on the Lake Forest Country Club golf course (approximately 176 acres of land and improvements thereon). The Fund has subordinated its Mortgage Loan regarding the 176 acres until the unaffiliated bank note is paid in full. The note bears interest at the Prime Rate plus 1 1/2 %, payable monthly, and matures August 22, 2002. The loan is guaranteed by the Fund.

-------------------------------------------

     A  Mortgage  Loan  from  the Fund in the  amount  of  $28,000,000  (with an outstanding balance of $23,483,811 as of September 30, 1997) to fund the development of the Lake Forest project, a specified investment. The loan bears interest at an annualized rate equal to the greater of 17% of Gross Receipts or 5.76% of the average outstanding loan balance and matures December 31, 1997. The loan is secured by a first mortgage on approximately 497 acres of residential land and improvements thereon located in Louisville, Kentucky of which approximately 176 acres have been subordinated regarding the loan discussed above.

On February 21, 1997, the Fund's Board of Directors approved an increase in the loan commitment amount to Fawn Lake from $30,000,000 to $31,000,000. The purpose of the increase is to pay ongoing development costs.

On June 19, 1997, the Fund's Board of Directors approved an extension of the maturity date of the Fawn Lake and Lake Forest Mortage Loans to December 31, 1997. In addition, the interest rate was changed to the greater of 17% of Gross Receipts or 5.76% of the average outstanding loan balance effective July 1, 1997.

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

Generally Accepted Accounting Principles require that transactions as contemplated by the Letter of Intent be recorded at the lesser of the carrying amount of the Mortgage Loan or its fair market value. Management cannot determine at this time whether or not such transactions, if completed, will result in a loss. In addition, if the ownership of the properties is transferred to the Fund, the Fund's management is evaluating whether, in connection with the ongoing development of the projects, the Fund will be required to change its tax status from a Real Estate Investment Trust to a conventional corporation. If, in fact, the Fund were taxed as a conventional corporation for the nine months ended September 30, 1997, the Fund's tax provision would be approximately $288,000.

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

-------------------------------------------

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

In September 1997, the Fund entered into an Amended and Restated Joint Venture Agreement evidencing the Fund's admission as a partner in the Orlando Lake Forest Joint Venture (the Joint Venture) effective as of August 16, 1997. The other partners in the Joint Venture are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are Affiliates of and are under common control with NTS Corporation, the Fund's Sponsor. The Joint Venture will continue to operate under its current legal name as the Orlando Lake Forest Joint Venture.

The Joint Venture owns the Orlando Lake Forest project, a single family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land. The Joint Venture will continue to own and develop the Orlando Lake Forest project.

The Fund contributed to the Joint Venture as a capital contribution its interest in the principal and interest of the first mortgage loan on the Orlando Lake Forest project, and obtained a 50% interest in the Joint Venture. The NTS entities named above hold cumulatively the remaining 50% interest in the Joint Venture.

The net income or net loss of the joint venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of September 30, 1997, the Fund's percentage interest was 50%, and the Fund's share of the joint venture's net operating loss from August 16, 1997 (when the Fund was admitted as a partner) through September 30, 1997 was $24,555.

On September 30, 1997, the principal balance outstanding on the Fund's Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture was paid in full.

On January 10, 1995, the Fund entered into a loan agreement with an unaffiliated bank providing for a credit facility of up to $13.8 million secured by a collateral assignment of the Fund's mortgages to Lake Forest and Fawn Lake. The purpose of the loan was to refinance the Fund's then existing credit facility, increase the Fund's investment portfolio and provide additional operating capital for the Fund. The loan bears interest at the Prime Rate plus 1%, payable monthly, and matures December 27, 1997. The Fund's Sponsor is working with several lenders, including the existing creditor, to refinance the debt. The Fund made principal payments on the loan equal to $13,500 per lot from lot sales at Lake Forest and $1,000 per lot from lot sales at Fawn Lake during 1996. The Fund made principal payments on the loan equal to $27,500 per lot from lot sales at Lake Forest and $1,000 per lot from lot sales at Fawn Lake during 1997 until the maximum required principal paydown of $1,803,250 was met. In addition, the Fund made a $3,319,934 principal paydown using proceeds received from the Orlando Lake Forest Joint Venture. The loan is guaranteed by Mr. J. D. Nichols, Chairman of the Board of the Fund's Sponsor. The loan balance was $7,213,566 at September 30, 1997.

-------------------------------------------

In the fourth quarter of 1995, the Fund entered into a loan agreement with an unaffiliated bank for $2,000,000 secured by a collateral assignment of the Fund's mortgage to Fawn Lake regarding approximately 187 acres of residential land and improvements known as the Fawn Lake Country Club golf course. The purpose of the loan was to fund the remaining construction of the Fawn Lake Golf Course, which was completed in 1996. The loan bears interest at the Prime Rate plus 3/4%, payable monthly. In February 1997, the loan was increased to $2,500,000. The maturity date was extended to July 31, 1997 and subsequently extended to January 31, 1998. The loan is guaranteed by Mr. J. D. Nichols, Chairman of the Board of the Fund's Sponsor. The loan balance was $2,499,503 at September 30, 1997.

The Fund has received advances from Affiliates of the Fund's Sponsor net of repayments totalling $4,069,242 as of September 30, 1997. The advances had been at various rates averaging approximately 5.75% and matured April 15, 1996. On April 15, 1996, the interest rate on all borrowings from Affiliates of the Fund's Sponsor increased to the Prime Rate. The maturity date on $1,824,000 of borrowings from Affiliates is March 31, 1999 and $1,121,084 of the advances are due on demand. In February 1997, the maturity date on $1,124,158 of the Fund's current borrowings was extended to May 1, 1999 and the interest rate was changed to the Prime Rate plus 3/4%. In addition, the Fund is making principal payments on the advances equal to $3,000 per lot from lot sales at Fawn Lake, Lake Forest and the Orlando Project from April 15, 1996 through March 31, 1997; $5,000 per lot from April 1, 1997 through March 1, 1998; and $7,500 per lot from April 1, 1998 through March 31, 1999. Interest paid to the Affiliates was $88,153 and $91,293 for the three months ended September 30, 1997 and 1996, respectively. Interest paid to the Affiliates for the nine months ended September 30, 1997 and 1996 was $263,904 and $176,141 respectively. The advances were made to meet the development plans of the projects to which the Fund has outstanding loans.

During the nine months ended September 30, 1997, the Fund received repayment on three mortgage loans and two temporary investments in the aggregate principal amount of $9,299,287. Repayments on mortgage loans are generally equal to approximately 83% of the Gross Receipts received on lot sales less closing costs. The Fund made investments in three mortgage loans and one temporary investment in the aggregate principal amount of $5,700,037.

During the nine months ended September 30, 1996, the Fund received repayment on four mortgage loans and two temporary investment in the aggregate principal amount of $5,954,633. The Fund made investments in three mortgage loans and one temporary investment in the aggregate principal amount of $8,301,257.

During the nine months ended September 30, 1997, the Fund borrowed $510,913 on its credit facilities. The Fund repaid $5,074,694 of its borrowings using proceeds from loan repayments made by NTS/Lake Forest II Residential Corporation, Orlando Lake Forest Joint Venture and NTS/Virginia Development Company.

During the nine months ended September 30, 1997, the Fund borrowed $1,142,041 from an Affiliate of the Fund's Sponsor. The Fund repaid $1,597,466 of its borrowings from Affiliates using proceeds from loan repayments made by NTS/Lake Forest II Residential Corporation, Orlando Lake Forest Joint Venture, and NTS/Virginia Development Company.

-------------------------------------------

During the nine months ended September 30, 1996, the Fund borrowed $1,335,618 on its credit facilities. The Fund repaid $1,028,259 of its borrowings from loan repayments made by NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company.

During the nine months ended September 30, 1996, the Fund borrowed $2,333,073 from an Affiliate of the Fund's Sponsor. The Fund repaid $454,456 of its borrowings from Affiliates using proceeds from loan repayments made by NTS/Lake Forest II Residential Corporation, Orlando Lake Forest Joint Venture and NTS/Virginia Development Company.

The Fund intends to maintain a working capital reserve equal to 1% of the gross proceeds received from the Fund's original public offering. The Fund may alter the percentage of such reserves if deemed necessary. As of September 30, 1997, the Fund had cash and equivalents of approximately $370,000.

The Fund's primary source of liquidity has been from the interest earned on the Mortgage Loans and on the Temporary Investments. It is expected that this will continue to be a primary source of future liquidity until the consummation of the transactions contemplated in the Letter of Intent, as discussed on pages 17 and 18, if such transactions are completed. The ability of the Fund to receive interest on the Mortgage Loans depends on the level of residential lot closings achieved by the properties which collateralize the loans. In addition, the Fund is continuing to focus on cash management and is pursuing financing sources in an attempt to provide sufficient resources to fund the needs of the projects to which it has outstanding loans. The Fund's Sponsor is also working with several lenders, including the Fund's existing creditors, to refinance the Fund's debt which will mature within the next twelve months. While management can provide no assurance that these negotiations will be successful, it is their belief that, based upon discussions with the various lenders, such financing will be accomplished prior to the respective maturity dates.

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

Results of Operations
---------------------

Net income using Generally Accepted Accounting Principles (GAAP) was $1,811,748 and $196,659 and using tax-reporting accounting (TRA) was $293,811 and $155,314 for the three months ended September 30, 1997 and 1996 respectively. Net income using GAAP was $2,195,944 and $640,680 and using TRA was $604,411 and $360,618 for the nine months ended September 30, 1997 and 1996, respectively. The difference between GAAP income and TRA income was due primarily to the treatment of loan discount accretion, loan commitment fee income, letters of credit income and provision for loan losses. GAAP requires that discounts on mortgage loan receivables be recognized as an adjustment to yield over the estimated life of the loan; for tax purposes the discount is recognized as income when received. GAAP requires that loan commitment fee income be recognized as income over the term of the related loans; for tax purposes the fees are recognized as income when received. GAAP requires that income received from letters of

----------------------------------

credit be recognized on a straight-line basis over the term of the letter of credit (typically one year); for tax purposes, this income is recognized as income when received. For GAAP purposes, a provision for loan losses is recognized when the fair value of the asset is less than the carrying value of the asset, and the provision is reversed if the fair value of the asset should subsequently become greater that the carrying value of the asset; for tax purposes, a provision for loan losses is allowed when the debt becomes worthless within the taxable year. TRA income is used in applying the REIT-qualifying test that requires 95% of taxable income to be paid out in dividends. (See Note 1 to Notes to Financial Statements).

Cash provided by operations was $1,211,840 and $537,026 and dividends declared were $-0- and $430,295 for the nine months ended September 30, 1997 and 1996, respectively. Total dividends declared provided Stockholders with an annualized return of 0.90% for the nine months ended September 30, 1996.

The increase in interest income on mortgage loans receivable for the three months and nine months ended September 30, 1997 over the comparable period in 1996 is due to a combination of an increase in the average outstanding balances of the earning loans and an increase in the average rate of interest earned on the loans. The average outstanding balances of the earning loans increased from approximately $62,600,000 for the nine months ended September 30, 1996 to $63,600,000 for the nine months ended September 30, 1997. The average rate of interest earned by the Fund increased from approximately 5% in 1996 to approximately 5.5% in 1997.

In September 1997, the Fund entered into an Amended and Restated Joint Venture Agreement evidencing the Fund's admission as a partner in the Orlando Lake Forest Joint Venture (the Joint Venture) effective as of August 16, 1997. The other partners in the Joint Venture are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are Affiliates of and are under common control with NTS Corporation, the Fund's Sponsor. The Joint Venture will continue to operate under its current legal name as the Orlando Lake Forest Joint Venture.

The Joint Venture owns the Orlando Lake Forest project, a single family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land. The Joint Venture will continue to own and develop the Orlando Lake Forest project.

The Fund contributed to the Joint Venture as a capital contribution its interest in the principal and interest of the first mortgage loan on the Orlando Lake Forest project, and obtained a 50% interest in the Joint Venture. The NTS entities named above hold cumulatively the remaining 50% interest in the Joint Venture.

The net income or net loss of the joint venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of September 30, 1997, the Fund's percentage interest was 50%, and the Fund's share of the joint venture's net operating loss from August 16, 1997 (when the Fund was admitted as a partner) through September 30, 1997 was $24,555.

Commitment fees paid at loan closings were amortized over the life of the loan using the interest method. Letter of credit fees are amortized over the term of the letter of credit. Fee income on mortgage loans and other financial services is the amount of commitment fees and letter of credit fees being amortized for the period. Fee income is comparable between periods.

---------------------------------

The Fund had previously established a $1,500,000 loan loss reserve regarding a Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture. As of September 30, 1997, the Fund has received 100% of the amount due on this loan and has determined the loan loss reserve is no longer needed.

In addition to Regular  Interest,  the Fund may  receive  Incentive  Interest in connection with Mortgage Loans made to Affiliated Borrowers secured by properties not held for sale in the ordinary course of the Affiliated Borrower's business; except that in certain cases the Fund may forego Incentive Interest in order to maintain compliance with REIT qualification requirements and may instead either seek additional Points or Regular

Interest or will seek to obtain Gross Receipts Interest. The Fund does not anticipate receiving Incentive Interest and Gross Receipts Interest on the same Mortgage Loan. The amount of Incentive Interest which the Fund will receive from Affiliated Borrowers will be equal to a specified percentage of the "Increase in Value" of the underlying property securing the Mortgage Loan, which Increase in Value occurred during the period beginning from the date that the Mortgage Loan was funded and ending upon the repayment of the Mortgage Loan at maturity or upon the Sale or Refinancing of the underlying property excluding a sale or transfer to an Affiliate, so long as the Fund retains an interest in the property subsequent to the sale or transfer. No Incentive Interest has been included in revenues for either the three or nine months ended September 30, 1997 and 1996.

The Fund's by-laws provide that annual operating expenses of the Fund may not exceed in any year the greater of (i) 2% of the Funds average invested assets during such year or (ii) 25% of the Fund's taxable income during such year. The Advisor must reimburse the Fund within 60 days after the end of the year the amount by which the aggregate annual Operating Expenses paid or incurred by the Fund exceed the foregoing limitations, unless the Board of Directors approves expenses in excess of such limitations. No reimbursement was required for either the three or nine months ended September 30, 1997 or 1996 as operating expenses did not exceed the limit.

Operating expenses of the Fund include a Management Expense Allowance  (Advisory
Fee) of 1% of the Fund's Net Assets, per annum, which may be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. The Advisory Fee is paid to the Advisor (NTS Advisory Corporation) or its affiliate. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee has been reduced $75,000 for each of the nine month periods ended September 30, 1997 and 1996. The net Advisory Fee for the nine months ended September 30, 1997 and 1997 was $418,950 and $408,426, respectively. The Advisory Fee has been reduced $25,000 for each of the three month periods ended September 30, 1997 and 1996 The net Advisory Fee for the three months ended September 30, 1997 and 1996 was $131,520 and $136,351, respectively. Increases and decreases in the Advisory Fee generally correspond directly to increases and decreases in the Fund's Net Assets.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings. The average interest rate paid by the Fund for the three and nine months ended September 30, 1997 and 1996 was approximately 9%.

---------------------------------

Professional and administrative expenses include primarily directors' fees, legal, outside accounting and investor processing fees, and printing costs for financial reports. The increase in expenses for the three and nine month periods is due to increased professional fees related to the proposed reorganization discussed on pages 17 and 18 of this Form 10-Q.

Income tax expense is the Fund's estimated liability for Federal, state, and local income taxes due on the amount of earnings which are in excess of dividends for the period should at least 95% of taxable income be distributed to the stockholders. If the Fund were taxed as a conventional corporation for the nine months ended September 30, 1997, the Fund's tax provision would be approximately $288,000.

While the Fund's revenues for the nine month period (excluding the recovery on provision for loan losses) have increased approximately 6% from 1996 to 1997, net income as a percentage of revenues has increased approximately 0.5%. This is due primarily to the fact the Fund's professional and administrative expenses have increased as a result of costs related to the reorganization of the Fund's investments.

The Fund has invested in Mortgage Loans totalling approximately $53,659,000 as of September 30, 1997. Also, the Fund has invested in Temporary Investments totalling approximately $2,500,000 as of September 30, 1997. The balance of funds were invested in short-term cash equivalents.

The Fund's investments at September 30, 1997 were as follows:

     A  Mortgage  Loan  to  NTS/Lake  Forest  II  Residential  Corporation,   an
     Affiliated Borrower, to fund the development of Lake Forest, a specified investment. The loan balance was $23,483,811 at September 30, 1997.

     A  Mortgage  Loan  to  NTS/Virginia   Development  Company,  an  Affiliated
     Borrower, to fund the development of Fawn Lake, a specified investment. The loan balance was $30,175,175 at September 30, 1997.

     A  Temporary  Mortgage  Loan  to  NTS/Virginia   Development   Company,  an
     Affiliated Borrower, to fund the construction of the Fawn Lake golf course. The loan balance was $2,499,532 at September 30, 1997.

The Fund's investment of $23,483,811 in NTS/Lake Forest II Residential Corporation represents approximately 36% of the Fund's portfolio and the Fund's commitment of $28,000,000 represents approximately 43% of the Fund's portfolio. The Fund's investment of $30,175,175 in NTS/Virginia Development Company represents approximately 46% of the Fund's portfolio and the Fund's commitment of $31,000,000 represents approximately 47% of the Fund's portfolio. Both loans are current in their interest payments to the Fund. In addition, the Fund's Temporary Mortgage Loan to NTS/Virginia Development Company is current in its interest payments to the Fund.

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

---------------------------------

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

                None

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

                 (b)Reports on Form 8-K

                    None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS Mortgage Income Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NTS Mortgage Income Fund
                                          ------------------------
                                             (Registrant)


                                          /s/ John W. Hampton
                                          ----------------------
                                              John W. Hampton
                                              Secretary/Treasurer (principal
                                              accounting and chief financial
                                              officer)



Date:    November 12, 1997
         -------------------