Form 10-K
period 1997-12-31
NTS MORTGAGE INCOME FUND
filed 1998-04-15
CIK 841942

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997
                                                     OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of March 1, 1998, there were approximately 3,187,000 shares of common stock outstanding. The aggregate sales price for shares sold was approximately $63,690,000. There is no current market for these shares although it is possible that one will develop.

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

Index to Exhibits is located on page 53.

                                TABLE OF CONTENTS


                                                                         Pages

                                               PART I

Item 1 and 2   Business and Properties                                  3-6
Item 3         Legal Proceedings                                          7
Item 4         Submission of Matters to a Vote of Security Holders        7

                                           PART II

Item 5         Market for the Registrant's Shares and Related
                 Stockholder Matters                                    8-9
Item 6         Selected Financial Data                                   10
Item 7         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  11-20
Item 8         Financial Statements and Supplementary Data            21-45
Item 9         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                     46

                                          PART III

Item 10        Directors and Executive Officers of the Registrant     46-49
Item 11        Executive Compensation                                    50
Item 12        Security Ownership of Certain Beneficial Owners and
                 Management                                              50
Item 13        Certain Relationships and Related Transactions         51-52

                                           PART IV

Item 14        Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                             53


Signatures                                                               54

                                     PART I

Items 1. and 2. Business and Properties

Some of the statements included in Items 1. and 2., Business and Properties, or elsewhere in this report, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Fund anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Fund expected also may not occur or occur in a different manner, which may be more or less favorable to the Fund. The Fund does not undertake any obligations to publicly release the result of any revisions to these forward- looking statements that may be made to reflect any future events or circumstances.

Capitalized terms shall have the meaning ascribed them in the "Glossary" on pages 75 to 81 of the Fund's Prospectus, which is filed herewith and incorporated herein by reference.

NTS Mortgage Income Fund (the "Fund"), a Delaware corporation, was formed on September 26, 1988. The Fund operated as a real estate investment trust (REIT) under the Internal Revenue Code of 1986 (the "Code"), as amended from inception through December 31, 1996. The acquisition of the capital stock of NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company, which is discussed below, has caused the Fund to change its tax status to a "C" corporation under the Code as of January 1, 1997. NTS Corporation is the sponsor of the Fund (the "Sponsor"). NTS Advisory Corporation is the advisor to the Fund (the "Advisor") and NTS Residential Management Company is the manager of the operations of the Fund's wholly-owned subsidiaries (NTS Management). NTS Advisory and NTS Management are Affiliates of and are under common control with NTS Corporation.

The Fund's objectives as originally described in the Prospectus were to (i) preserve and protect capital; (ii) distribute cash flow on a regular basis as it was available; and (iii) increase the value of the Fund's Net Assets and the Shares through receipt of Incentive Interest or Gross Receipts Interest and, to a lesser extent, through the acquisition, operation and disposition of Real Estate Investments. Incentive Interest is the Fund's share in the Increase in Value of a property securing a Mortgage Loan and shall be payable in connection with Mortgage Loans secured by Real Estate not held for sale in the ordinary course of business. Gross Receipts Interest is an amount equal to a specified percentage of the Affiliated Borrower's Gross Receipts from the sale of the underlying Real Estate received during the term of the Mortgage Loan and was to be payable in connection with Mortgage Loans secured by Real Estate held for sale in the ordinary course of business. It was not an objective of the Fund to provide tax-sheltered income.

As discussed below, effective October 1, 1997, the Fund no longer has investments in Mortgage Loans. Prior to October 1, 1997, the Fund's primary investments were Mortgage Loans. The Fund's investments at September 30, 1997 were as follows:

   A Mortgage Loan to NTS/Lake Forest II Residential Corporation, an Affiliated Borrower, to fund the development of Lake Forest North, a specified investment. Interest accrued at an annualized rate equal to the greater of 17% of Gross Receipts from the sale of residential lots or 5.76% of the average outstanding loan balance. The Fund's loan balance was $23,483,811 and interest due the Fund was $199,474 as of September 30, 1997.

   A Mortgage Loan to NTS/Virginia Development Company, an Affiliated Borrower, to fund the development of Fawn Lake, a specified investment. Interest accrued at an annualized rate equal to the greater of 17% of Gross Receipts from the sale of residential lots or 5.76% of the average outstanding loan balance. The Fund's loan balance was $30,175,175 and interest due the Fund was $909,246 as of September 30, 1997.

   A Temporary Mortgage Loan to NTS/Virginia Development Company, an Affiliated Borrower, to fund the construction of the Fawn Lake Golf Course. Interest accrued at the Prime Rate plus 3/4%, payable monthly. The Fund's loan balance was $2,499,532 as of September 30, 1997. The loan was paid in full on December 30, 1997, with proceeds obtained from a third party lender.

As previously reported, on February 12, 1997, the Fund entered into a letter of intent (Letter of Intent) with NTS Corporation, the Sponsor of the Fund, NTS/Lake Forest II Residential Corporation, a Kentucky corporation which then was an Affiliate of and under common control with NTS Corporation (NTS/LFII), NTS/Virginia Development Company, a Virginia corporation which then was an Affiliate of and under control with NTS Corporation (NTS/VA) and NTS Development Company, a Kentucky corporation and a wholly-owned subsidiary of NTS Corporation. The Letter of Intent contemplated the restructuring of the Fund's loans to NTS/LFII and NTS/VA, and the acquisition of control by the Fund of the Lake Forest North project in Louisville, Kentucky, and the Fawn Lake project near Fredericksburg, Virginia.

The Fund has now consummated the restructuring contemplated by the Letter of Intent by acquiring all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA effective as of October 1, 1997, for a nominal purchase price. The acquisition was closed pursuant to (i) an Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and its shareholders, NTS/VA and certain of its shareholders, NTS Corporation, the Advisor, and NTS Management, and (ii) an Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and certain shareholders of NTS/VA and NTS Corporation.

NTS/LFII is the owner and developer of the Lake Forest North single-family residential community located in Louisville, Kentucky, and will continue to own and develop the Lake Forest North project to completion and orderly sale as a wholly-owned subsidiary of the Fund. As of December 31, 1997, approximately 500 of 726 total acres have been developed of which approximately 240 have been sold.

NTS/VA is the owner and developer of the Fawn Lake single-family residential community located near Fredericksburg, Virginia, and will continue to own and develop the Fawn Lake project to completion and orderly sale as a wholly-owned subsidiary of the Fund. NTS/Residential Properties, Inc. - Virginia, a Virginia corporation and an Affiliate of the Sponsor of the Fund, will continue to act as a broker and agent for NTS/VA for the sale of lots within the Fawn Lake project, and as broker and agent for approved builders in the Fawn Lake project for the sale of new homes. As of December 31, 1997, approximately 1,200 of 2,825 total acres have been developed of which approximately 400 have been sold.

The Fund purchased all of the issued and outstanding common capital stock of NTS/LFII and NTS/ VA for a nominal purchase price. Concurrent with this transaction, the existing indebtedness of each of NTS/LFII and NTS/VA to the Fund has been converted to equity as of October 1, 1997, and the Fund has released the first mortgages in favor of the Fund on the Lake Forest North and Fawn Lake projects.

The Fund, as the sole shareholder of NTS/LFII and NTS/VA, will hereafter control the ongoing operations of the Lake Forest North and Fawn Lake projects. The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Management under the terms of (i) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the Management Agreements). The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, and will accrue an incentive payment payable as provided therein.

The terms of the restructuring and of the Management Agreements were negotiated on behalf of the Fund by a committee of the Fund's Board of Directors (the Special Committee) consisting only of the Independent Directors. The Special Committee believes that the terms of the restructuring and of the Management Agreements are as favorable to the Fund as could have been obtained from unrelated third parties under the circumstances.

In September 1997, the Fund entered into an Amended and Restated Joint Venture Agreement evidencing the Fund's admission as a partner in the Orlando Lake Forest Joint Venture (the "Joint Venture") effective as of August 16, 1997. The other partners in the Joint Venture are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are Affiliates of and are under common control with NTS Corporation, the Fund's Sponsor. The Joint Venture will continue to operate under its current legal name as the Orlando Lake Forest Joint Venture.

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land. The Joint Venture will continue to own and develop the Orlando Lake Forest project.

The Fund contributed to the Joint Venture as a capital contribution its interest in the principal and interest of the first mortgage loan on the Orlando Lake Forest project, and obtained a 50% interest in the Joint Venture. The NTS entities named above hold cumulatively the remaining 50% interest in the Joint Venture.

The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of December 31, 1997, the Fund's percentage interest was 50%, and the Fund's share of the Joint Venture's net income from August 16, 1997 (when the Fund was admitted as a partner) through December 31, 1997 was $106,667.

On September 30, 1997, the principal balance outstanding of $3,214,647 on the Fund's Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture was paid in full.

The Fund elected and was qualified to be treated as a real estate investment trust under the Internal Revenue Code Sections 856-860 for the years ended December 31, 1996 and 1995. The Fund operated as a "C" corporation under the Code during the year ended December 31, 1997. Currently, the Fund is required to terminate and liquidate its assets by December 31, 2008.

There are currently five directors of the Fund, two of whom are affiliated with the Advisor and three of whom are Independent Directors. The Directors are responsible for the management and control of the affairs of the Fund.

However, in accordance with the Fund's Certificate of Incorporation and By-Laws, the Directors have, in the Advisory Agreement and in certain management agreements with NTS Management, delegated broad powers to the Advisor and NTS Management to administer the day-to-day operations of the Fund and its subsidiaries. The Advisor has delegated substantially all its duties to the Sponsor. All personnel rendering services to the Fund are employees of companies affiliated with the Sponsor. The Fund does not directly employ any persons other than the Independent Directors, the Advisor and NTS Management.

The business of the Fund is not seasonal and the Fund does no foreign or export business.

The Fund initially used the proceeds of the offering primarily to make Residential Land Development Loans to Affiliated Borrowers. Mortgage Loans were secured by a lien on the Borrower's real estate or by other REIT qualifying security approved by the Board of Directors, including, without limitation, by an interest in the Borrower or by a similar security interest.

Transactions entered into between the Fund, the Advisor and its Affiliates, and NTS Management and its Affiliates are subject to an inherent conflict of interest. The Directors of the Fund and the Advisor may have faced certain conflicts of interest in enforcing the rights of the Fund against any Affiliated Borrower.

The Directors would have considered the following factors in resolving certain inherent conflicts of interest:

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

   (2) In deciding whether to waive a default by an Affiliated Borrower, foreclose on a Mortgage Loan or remedy a default on senior indebtedness, the Directors considered the nature of the default, its materiality, the anticipated time and expense of pursuing the foreclosure as well as the cost of waiving the default, the anticipated viability of the Affiliated Borrower and the likelihood of the Affiliated Borrower remedying the default within a reasonable time. When considering enforcing a due-on-sale clause, the Directors reviewed the Fund's anticipated investments and the need for additional funds, as well as market conditions, focusing on the specific intended use of the property and the credit worthiness of the purchaser.

   (3) In establishing the amount of the Interest Reserve to be funded, the Directors reviewed the expected return on the reserve, the variability of the interest rate on the Mortgage Loan, the outstanding indebtedness, the Affiliated Borrower's anticipated cash flow, the operating history and the appraised value and potential appreciation of the property.

   (4) In determining whether to vary the terms of Mortgage Loans from the anticipated terms specified in the Prospectus, the Directors reviewed economic and market conditions and focused upon the locale of the property, the availability of additional security to collateralize the loan and the equity that the Affiliated Borrower had invested in the property.

   (5) In considering whether to refinance a property, factors relating to the value of the property compared to the Affiliated Borrower's total debt, the terms of the proposed financing and the Affiliated Borrower's ability to service the total debt, the Fund's participation in the potential appreciation of the property, as well as other investment opportunities available to the Fund were considered. If the Affiliated Borrower sought to refinance to prevent a default and subsequent foreclosure, the Directors considered the factors set forth in
(2) above.

Item 3.      Legal Proceedings

In July 1994, the Fund was named as a defendant in a complaint originally filed by Jeno Paulucci & Silver Lakes I, Inc. in August 1992 against NTS Corporation (the Fund's Sponsor) and various Affiliates of the Fund's Sponsor. The lawsuit was settled during the first quarter of 1997. The terms of the settlement agreement are confidential, however, it is not anticipated that the settlement will have a material impact on the Fund's financial position or results of operations.


Item 4.      Submission of Matters to a Vote of Security Holders

The Fund did not submit any matters to a vote of its security holders during the quarter ended December 31, 1997.

                                     PART II


Item 5.      Market for the Registrant's Shares and Related Stockholder Matters

The selling price of the Shares was $20 per Share. The Fund's Shares are freely transferable but are not listed or included for quotation on a national securities exchange. As of March 1, 1998, there were 3,778 record holders of the Fund's Shares. Cash dividends declared varied based upon the date of Stockholder admittance. Dividends in 1996 and 1995 represent a return on invested capital of 0.95% and 1.01%, respectively. The amount of dividends declared was based on net taxable income earned per year. No dividends were declared during 1997.

Dividends per share for the year ended December 31, 1996 were declared as follows:


                    First Quarter           $ .045
                    Second Quarter            .045
                    Third Quarter             .045
                    Fourth Quarter            .055
                                            ------
                                            $ .190
                                            ======

Dividends per share for the year ended December 31, 1995 were declared as follows:



January                                     $.03
February                                     .03
March                                        .03
April                                        .03
May                                          .01
June                                         .01
July                                         .01
August                                       .01
September                                    .01
October                                      .01
November                                     .01
December                                     .01
                                            ----
                                            $.20
                                            ====


The Fund operated as a real estate investment trust during 1995 and 1996. The Fund was a "C" corporation effective January 1, 1997.

Item 5.      Market for the Registrant's Shares and Related Stockholder Matters
             - Continued


The following table presents that portion of the Fund's dividends that represent a return of capital under Generally Accepted Accounting Principals (GAAP) for each of the three years in the period ended December 31, 1997.


                            1997                  1996                  1995
                         -----------            ---------            ---------
Net Income (Loss)      $(13,706,950)           $  850,309           $  858,334
                        ============            =========            =========
Dividends Declared     $     --                $  605,601           $  643,841
                        ============            =========            =========
Return of Capital
 (GAAP Basis)          $     --                $    --              $   --
                        ============            =========            =========


The Fund used tax-reporting accounting in applying the REIT-qualifying test that requires 95% of taxable income to be paid out in dividends for the years ended December 31, 1996 and 1995.

The following table presents that portion of the Fund's dividends that represent a return of capital under tax-reporting accounting.


                              1996                  1995
                           ----------            ---------
Net Taxable Income         $  631,114           $  672,098
                            =========            =========
Dividends Declared         $  605,601           $  643,841
                            =========            =========
Return of Capital
 (TAX Basis)               $    --              $    --
                            =========            =========

See Note 11 of the Notes to Consolidated Financial Statements and the Results of Operations under Management's Discussion for a detailed discussion of the differences between GAAP net income and net taxable income.

The continued needs of the Fund and its subsidiaries (to which the Fund formerly had outstanding Mortgage Loans) may significantly reduce the Fund's cash flows. Therefore, the Fund's Board of Directors has determined to terminate the Fund's quarterly distribution for the foreseeable future effective as of the first quarter of 1997.



Item 6.         Selected Financial Data

Years ended December 31, 1997, 1996, 1995, 1994 and 1993. (1)



                                         1997 (2)             1996               1995                1994              1993
                                      ----------        ----------          ----------           ----------         ----------

Inventory                           $ 51,917,990       $    --             $    --              $    --            $    --
                                      ==========        ==========          ==========           ==========         ==========

Affiliated Mortgage Loans
Receivable, net (3)                 $     --           $66,287,764         $63,655,706          $50,583,397        $50,884,695
                                      ==========        ==========          ==========           ==========         ==========

 Total Assets                       $ 64,184,368       $68,745,709         $65,511,633          $51,264,380        $51,635,523
                                      ==========        ==========          ==========           ==========         ==========

 Total Revenues (4)                  $ 4,678,937       $ 3,304,995         $ 2,884,652          $ 2,985,004        $ 4,025,301

 Total Expenses                       18,385,887         2,454,686           2,026,318            1,202,833          2,494,705
                                      ----------        ----------          ----------           ----------         ----------

 Net Income (Loss)                  $(13,706,950)      $   850,309         $   858,334          $ 1,782,171        $ 1,530,596
                                     ============        ==========         ==========           ==========         ==========


 Weighted Average Number
 of Shares                             3,187,333         3,187,333           3,187,333            3,187,333          3,187,333
                                      ==========        ==========          ==========           ==========         ==========

 Net Income per Share of
 Common Stock                       $      (4.30)      $       .27         $       .27          $       .56        $       .48
                                     ===========        ==========          ==========           ==========         ==========

 Taxable Income (Loss)
(prior to dividend paid
deduction) (5)                      $   (387,081)      $   631,114         $   672,098          $ 1,540,323        $ 2,553,129
                                      ==========        ==========          ==========           ==========         ==========

 Taxable Income (Loss)
(prior to dividend paid
deduction)per Share of
Common Stock                        $      (.12)       $       .20         $       .21          $       .48        $       .80
                                      ==========        ==========          ==========           ==========         ==========

 Cash Dividends Declared
 (6)                                $     --           $   605,601         $   643,841          $ 1,466,166        $ 2,439,335
                                      ==========        ==========          ==========           ==========         ==========

 Cash Dividends Declared
 per Share of Common
 Stock                              $     --           $       .19         $       .20          $       .46        $       .77
                                      ==========        ==========          ==========           ==========         ==========


(1) The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K report.

(2) Expenses for 1997 include a non-cash charge in the amount of $11,600,000. This related to the Fund's acquisition of the stock of NTS/Lake Forest II Residential Corporation (NTS/LFII) and NTS/Virginia Development Company (NTS/VA). Also included in expenses is a non-cash charge of approximately $3.7 million related to the Fund's investment in an unconsolidated affiliate.
       (See Notes 3 and 4 to Consolidated Financial Statements).

(3) Represents the carrying amount of the mortgage loans, which is equal to their face amount less unamortized commitment fees and unaccreted discounts. The 1996, 1995, 1994 and 1993 balances are net of an allowance for loan losses of $1,500,000, $1,553,397, $1,638,855 and $1,730,000 respectively.

(4) Revenues for 1997 include approximately $370,000 of gross profit from lot sales generated by NTS/LFII and NTS/VA from October 1, 1997 (the date of acquisition) through December 31, 1997.

(5) See Note 11 of the Notes to Consolidated Financial Statements for an explanation of differences between net income and taxable income.

(6)    Cash dividends declared during 1996, 1995, 1994 and 1993 varied based upon the date of
       Stockholder admittance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Fund commenced an offering to the public on March 31, 1989 and was authorized to sell up to 2,500,000 shares of common stock at $20.00 per share (subject to an increase to 5,000,000 shares at the option of the Fund). Approximately 3,187,000 shares were sold representing approximately $64 million in sales and approximately $9.5 million in selling expenses and other offering costs. The net offering proceeds remaining, after payment of brokerage commissions, organizational expenses and other costs, were used to make Mortgage Loans and Temporary Investments and such other investments as permitted by the Fund's Prospectus.

Throughout 1997, the Fund's Board of Directors and NTS Corporation, the Fund's Sponsor, were involved in a restructuring of the Fund's Mortgage Loan portfolio. The Fund's Affiliated Borrowers had included NTS/Lake Forest II Residential Corporation (NTS/LFII), NTS/Virginia Development Company (NTS/VA), and the Orlando Lake Forest Joint Venture (OLFJV).

In September 1997, the Fund entered into an Amended and Restated Joint Venture Agreement evidencing the Fund's admission as a partner in OLFJV. The Fund contributed its interest in the principal of the first mortgage loan on the Orlando Lake Forest project and obtained a 50% interest in OLFJV.

In December 1997, the Fund acquired all the issued and outstanding common capital stock of NTS/LFII and NTS/VA, effective October 1, 1997, for a nominal purchase price. Concurrent with this transaction, the existing indebtedness of NTS/LFII and NTS/VA to the Fund was converted to equity as of October 1, 1997. This marks the beginning of the Fund's operations focusing solely on the continuing development, operations, marketing and sale of single-family, residential real estate. As a result, the Fund will no longer operate as a Real Estate Investment Trust.

Reference is made to Notes 3 and 4 of the Notes to Financial Statements for further information regarding these investments and acquisitions.

Liquidity and Capital Resources

The Fund's primary source of liquidity has been from the interest earned on the Mortgage Loans and on the Temporary Investments. The Fund's current source of liquidity is primarily the ability of its subsidiaries (to which the Fund formerly had outstanding Mortgage Loans)to draw upon their respective development loans. Additional liquidity is provided by proceeds received from residential lot closings by the properties owned by the Fund's subsidiaries and OLFJV in which the Fund has a 50% interest.

The continued cash needs of the Fund and its subsidiaries have significantly reduced the Fund's cash flows. Therefore, the Fund's Board of Directors has determined to terminate the Fund's quarterly distribution for the foreseeable future effective as of the first quarter of 1997. However, the Fund's cash and cash equivalents are expected to be sufficient to meet its anticipated needs for liquidity and capital resources.

As previously reported, on February 12, 1997, the Fund entered into a letter of intent (Letter of Intent) with NTS Corporation, the Sponsor of the Fund, NTS/LFII, NTS/VA and NTS Development Company, a Kentucky corporation and a wholly-owned subsidiary of NTS Corporation. The Letter of Intent contemplated the restructuring of the Fund's loans to NTS/LFII and NTS/VA, and the acquisition of control by the Fund of the Lake Forest North project in Louisville, Kentucky, and the Fawn Lake project near Fredericksburg, Virginia.

The Fund has now consummated the restructuring contemplated by the Letter of Intent by acquiring all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA effective as of October 1, 1997, for a nominal purchase price. Concurrent with this transaction, the existing indebtedness of NTS/LFII and NTS/VA to the Fund was converted to equity. The acquisition was closed pursuant to (i) an Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and its shareholders, NTS/VA and certain of its shareholders, NTS Corporation, NTS Advisory Corporation, a Kentucky corporation and Advisor to the Fund (the Advisor) and NTS Residential Management Company, a Kentucky corporation (NTS Management), and (ii) an Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and certain shareholders of NTS/VA and NTS Corporation. The Advisor and NTS Management are Affiliates of and are under common control with NTS Corporation.

NTS/LFII is the owner and developer of the Lake Forest North single-family residential community located in Louisville, Kentucky, and will continue to own and develop the Lake Forest North project to completion and orderly sale as a wholly-owned subsidiary of the Fund.

NTS/VA is the owner and developer of the Fawn Lake single-family residential community located near Fredericksburg, Virginia, and will continue to own and develop the Fawn Lake project to completion and orderly sale as a wholly-owned subsidiary of the Fund. NTS/Residential Properties, Inc.- Virginia, a Virginia corporation and an Affiliate of NTS Corporation, the sponsor of the Fund, will continue to act as a broker and agent for NTS/VA for the sale of lots within the Fawn Lake project, and as broker and agent for approved builders in the Fawn Lake project for the sale of new homes.

The Fund, as the sole shareholder of NTS/LFII and NTS/VA, will hereafter control the ongoing operations of the Lake Forest North and Fawn Lake projects. The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Management under the terms of (i) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the Management Agreements). The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, and will accrue an incentive payment payable as provided therein.

The terms of the restructuring and of the Management Agreements were negotiated on behalf of the Fund by a committee of the Fund's Board of Directors (the Special Committee) consisting only of the Independent Directors. The Special Committee believes that the terms of the restructuring and of the Management Agreements are as favorable to the Fund as could have been obtained from unrelated third parties under the circumstances.

On December 30, 1997, NTS/VA closed on development financing for the Fawn Lake project committed by an unaffiliated bank. The $10,700,000 revolving credit facility is currently anticipated to provide funds for the continued development and operations of the Fawn Lake project through December 1, 2002, the maturity of the credit facility. Mr. J. D. Nichols, Chairman of the Board of the Fund's Sponsor and of the Fund, has individually guaranteed the repayment of up to $3,000,000 of the credit facility.

The credit facility bears interest at the Prime Rate + 1 1/2%, payable monthly, and principal payments generally equal 91% of the Gross Receipts from the sale of lots at the Fawn Lake project. In addition, the total outstanding principal amount must be brought to within the following levels by the applicable date:

                       December 31, 1998      $10,700,000
                       December 31, 1999      $ 9,300,000
                       December 31, 2000      $ 7,800,000
                       December 31, 2001      $ 5,900,000
                       December  1, 2002      $ 4,500,000

The loan balance was $8,005,034 as of December 31, 1997. The loan balance was $10,036,452 as of March 31, 1998.

On January 6, 1998, NTS/LFII closed on development financing for the Lake Forest North project committed by an unaffiliated bank. The $8,000,000 revolving credit facility is currently anticipated to provide funds for the continued development and operations of the Lake Forest North project through October 31, 2003, the maturity of the credit facility, and the repayment thereof has been guaranteed by the Fund. Mr. J. D. Nichols, Chairman of the Board of the Fund's Sponsor and of the Fund, has individually guaranteed the repayment of fifty percent (50%) of the credit facility.

The credit facility bears interest at the Prime Rate + 1%, payable monthly, and principal payments generally equal 90% of the Gross Receipts from the sale of lots at the Lake Forest North project. In addition, the principal amount outstanding on the credit facility must be brought to within the following levels by the applicable date:

                       January 1, 1999      $7,800,000
                       January 1, 2000      $7,200,000
                       January 1, 2001      $7,000,000
                       July    1, 2001      $6,100,000
                       January 1, 2002      $5,500,000
                       July    1, 2002      $4,900,000
                       January 1, 2003      $4,000,000
                       July    1, 2003      $2,400,000

The net worth of NTS/LFII cannot be allowed to decrease by 20% or more throughout the term of the agreement. The loan balance was $6,209,247 as of March 31, 1998.

NTS/LFII is also encumbered by a mortgage loan in the amount of $4,000,000 (with an outstanding balance of $3,950,000 as of December 31, 1997) from an unaffiliated lender which is secured by a first mortgage on the Lake Forest Country Club and golf course (approximately 176 acres of residential land and improvements thereon). The note bears interest at the Prime Rate + 1/2%, payable monthly. Principal payments totaling $300,000 are due twice a year, February through July and August through January. The primary source of principal payments will be initiation fees received. The loan is guaranteed by the Fund's Sponsor.

In September 1997, the Fund entered into an Amended and Restated Joint Venture Agreement evidencing the Fund's admission as a partner in the Orlando Lake Forest Joint Venture (the "Joint Venture") effective as of August 16, 1997. The other partners in the Joint Venture are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are Affiliates of and are under common control with the Fund's Sponsor. The Joint Venture will continue to operate under its current legal name as the Orlando Lake Forest Joint Venture.

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land. The Joint Venture will continue to own and develop the Orlando Lake Forest project.

The Fund contributed to the Joint Venture as a capital contribution its interest in the principal and interest of the first mortgage loan on the Orlando Lake Forest project, and obtained a 50% interest in the Joint Venture. The NTS entities named above hold cumulatively the remaining 50% interest in the Joint Venture.

The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of December 31, 1997, the Fund's percentage interest was 50%, and the Fund's share of the Joint Venture's net income from August 16, 1997 (when the Fund was admitted as a partner) through December 31, 1997 was $106,667.

On September 30, 1997, the principal balance outstanding of $3,214,647 on the Fund's Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture was paid in full.

In July 1994, the Fund was named as a defendant in a complaint originally filed by Jeno Paulucci & Silver Lakes I, Inc. in August 1992 against NTS Corporation (the Fund's Sponsor) and various Affiliates of the Fund's Sponsor. The lawsuit was settled in the first quarter of 1997. The terms of the settlement agreement are confidential, however, it is not anticipated that the settlement will have a material impact on the Fund's financial position or results of operations.

Operating Activity

Cash provided by operations was $459,795 for the year ended December 31, 1997. The Fund received $70,555 from cash revenues in excess of cash expenses. The Fund received $480,778 in interest receivable payments from affiliates. NTS/LFII and NTS/VA used $789,991 of cash to increase inventory. NTS/LFII and NTS/VA provided $539,716 of cash from collection of initiation fees and other receivables and notes receivable during the period October 1, 1997 through December 31, 1997. In addition, payables increased $158,721.

Cash provided by operations was $392,077 and $59,772 during the years ended December 31, 1996 and 1995, respectively. These amounts were driven by net income as reported offset by increases in interest receivable from affiliates.

Investing Activity

During the year ended December 31, 1997, the Fund received repayment on three mortgage loans and two temporary investments in the aggregate principal amount of $9,299,287. Repayments on mortgage loans were generally equal to approximately 83% of the Gross Receipts received on lot sales less closing costs. The Fund made investments in three mortgage loans and one temporary investment in the aggregate principal amount of $5,700,037.

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

Financing Activity

On January 10, 1995, the Fund entered into a loan agreement with an unaffiliated bank providing for a credit facility of up to $13.8 million secured by a collateral assignment of the Fund's mortgages to NTS/LFII and NTS/VA. The purpose of the loan was to refinance the Fund's existing credit facility, increase the Fund's investment portfolio and provide additional operating capital for the Fund. Interest accrued at the Prime Rate plus 1%, payable monthly, and the loan matured December 27, 1997. The Fund made principal payments on the loan equal to $12,000 per lot from lot sales at NTS/LFII and $1,000 per lot from lot sales at NTS/VA during 1995 and $13,500 per lot from lot sales at NTS/LFII and $1,000 per lot from lot sales at NTS/VA during 1996. The Fund made principal payments on the loan equal to $27,500 per lot from lot sales at NTS/LFII and $1,000 per lot from lot sales at NTS/VA during 1997. The loan was paid in full on January 7, 1998 with proceeds from the NTS/LFII $8,000,000 revolving development loan discussed on page 13.

In the fourth quarter of 1995, the Fund entered into a loan agreement with an unaffiliated bank for $2,000,000 secured by a collateral assignment of the Fund's mortgage to NTS/VA regarding approximately 187 acres of residential land and improvements known as the Fawn Lake Golf Course. The purpose of the loan was to fund the then remaining construction of the Fawn Lake Golf Course. Interest accrued at the Prime Rate + 3/4%, payable monthly. In February 1997, the loan balance was increased to $2,500,000. The loan was paid in full on December 30, 1997 with proceeds from the NTS/VA $10.7 million revolving development loan discussed on page 13.

The Fund has received advances from Affiliates of the Fund's Sponsor, net of repayments, totaling $5,309,492 and $4,524,667 as of December 31, 1997 and 1996, respectively. The advances had been at various rates averaging approximately 5.75% when they matured April 15, 1996. On April 15, 1996, the interest rate on all borrowings from Affiliates of the Fund's Sponsor increased to approximately the Prime Rate. As of December 31, 1997, the maturity date on $1,774,000 of the borrowings is March 31, 1999, $1,124,158 is due May 1, 1999 and $2,411,334 is
due on demand. In addition, the Fund made principal payments on the advances equal to $3,000 per lot from lot sales at NTS/VA, NTS/LFII and the Orlando Project from April 15, 1996 through March 31, 1997 and $5,000 per lot from April 1, 1997 through September 30, 1997. Pursuant to an agreement with the Affiliates, additional principal payments will be made to the Affiliates as cash flow permits. Interest paid to the Affiliates was $358,262, $258,191 and $82,050 for the years ended December 31, 1997, 1996 and 1995, respectively. The advances were made to meet the development plans of the projects to which the Fund had outstanding loans.

NTS/VA has received non-interest bearing advances from Affiliates totaling $600,542 as of December 31, 1997. The advances were used to fund development costs and will be repaid to the Affiliates as cash flow permits.

During the year ended December 31, 1997, the Fund and its subsidiaries borrowed $8,515,946 from their various lenders. The Fund and its subsidiaries repaid $2,380,556 of their borrowings from lot proceeds generated by NTS/LFII, NTS/VA and OLFJV. In addition, $9,424,723 of borrowings were repaid using proceeds from the NTS/VA and OLFJV development loans. The Fund and its subsidiaries also borrowed $2,436,291 from Affiliates of the Fund's Sponsor. They repaid $1,651,466 of these borrowings primarily from loan repayments made by OLFJV during the period from January 1, 1997 though August 15, 1997.

During the year ended December 31, 1996, the Fund borrowed $1,201,999 from its various lenders. The Fund repaid $1,075,022 of its borrowings primarily from loan repayments made by NTS/LFII. In addition, the Fund borrowed $4,077,457 from an Affiliate of the Fund's Sponsor. The Fund repaid $1,437,790 of these affiliated borrowings primarily from loan repayments made by OLFJV.

During the year ended December 31, 1995, the Fund borrowed $15,186,873 from its various lenders. The Fund repaid $1,991,528 of its borrowings using proceeds from a $13.8 million credit facility and repaid $268,000 of its borrowings using proceeds from a $2,000,000 mortgage loan. The remaining $714,000 reduction in debt came primarily from loan repayments made by NTS/LFII. The Fund also borrowed $1,885,000 from Affiliates of the Fund's Sponsor.

The Fund declared dividends of $605,601 and $643,841 for the years ended December 31, 1996 and 1995, respectively. Total dividends declared provided Stockholders with an annualized return of 0.95% (1996) and 1.01% (1995). No dividends were declared in 1997. The Fund paid dividends of $175,305, $468,544 and $733,086 during the years ended December 31, 1997, 1996 and 1995 respectively.

Results of Operations

Comparability

On an overall basis, the Fund lost $13.7 million or $4.30 per share of common stock for the year ended December 31, 1997. In the context of the restructuring and acquisitions which occurred during the fourth quarter, comparisons of results of operations for the year are complex. The fourth quarter charge relating to the acquisition of NTS/LFII and NTS/VA and the adjustment of the carrying value of the Fund's investment in OLFJV also represent significant items which complicated year-to-year comparisons.

The historical financial statements are also impacted by the Fund's lack of history as a real estate development company, therefore, management believes that certain areas of the Fund's results of operations for 1997 are not comparable with prior years and a discussion comparing these periods is not included.

Revenues

The Fund had a net book loss of $13,706,950 for the year ended December 31, 1997, which includes a non-cash charge of $11,600,000 related to the acquisition of NTS/LFII and NTS/VA and an adjustment to the carrying value of the Fund's investment in the OLFJV of $3,707,227.

Generally Accepted Accounting Principles require that the acquisitions of NTS/LFII and NTS/VA be recorded at fair market value on the day of acquisition. The application of these principles resulted in a non-cash charge of approximately $11,600,000 during the fourth quarter of 1997. In addition, the Fund's investment in an unconsolidated affiliate should be recorded at the lower of cost or fair market value. A non-cash charge of approximately $3.7 million was recorded in the third quarter of 1997 related to this investment. All estimates used in these evaluations represented management's best estimates based on the facts present at the date of such evaluations.

Revenue for the year ended December 31, 1997 includes $1.6 million of lot sales from NTS/LFII and NTS/VA for the period from October 1, 1997 (when the Fund acquired the stock of these entities) to December 31, 1997. Cost of sales was $1.2 million resulting in a gross profit of approximately 23%.

During 1995, 1996 and for the nine months ended September 30, 1997, the Fund's primary revenue source was interest income earned on affiliated mortgage loans. The average outstanding balances of the earning loans increased from $57,668,000
(1995) to $62,878,000  (1996) to $63,600,000  (1997).  The average interest rate earned by the Fund for the years ended December 31, 1997, 1996 and 1995 was approximately 5.5%, 5.1% and 4.9%, respectively, of the average outstanding loan balances.

Commitment fees paid at loan closings were amortized over the life of the loan using the interest method. Letter of credit fees were amortized over the term of the letter of credit. Fee income on mortgage loans and financial services is the amount of commitment fees and letter of credit fees being amortized for the period. There was no commitment fee income recognized in 1995 nor any in 1997.

The Fund had previously established a $1,500,000 loan loss reserve regarding a Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture. During the third quarter 1997, the Fund received 100% of the amount due on this loan and determined the loan loss reserve was no longer needed.

Net income using generally accepted accounting principles (GAAP) was $850,309 and $858,334 and using tax-reporting accounting (TRA) was $631,114 and $672,098 for the years ended December 31, 1996 and 1995, respectively. The difference between GAAP income and TRA income was due primarily to the treatment of loan discount accretion, loan commitment fee income, letters of credit income, Supplemental Interest income and provision for loan losses. GAAP requires that discounts on mortgage loan receivables be recognized as an adjustment to yield over the estimated life of the loan; for tax purposes the discount is recognized as income when the proceeds are received. GAAP requires that loan commitment fee income be recognized as income over the term of the related loans; for tax purposes the fees are recognized as income when received. GAAP requires that income received from letters of credit be recognized on a straight-line basis over the term of the letter of credit (typically one year); for tax purposes, this income is recognized as income when received. For GAAP purposes, Gross Receipts Interest was reported as earned on the accrual basis of accounting; for tax purposes 50% of the amount of Gross Receipts Interest earned was credited against Supplemental Interest Income paid in prior years. For GAAP purposes, a provision for loan losses is recognized when the fair value of the asset is less than the carrying value of the asset; for tax purposes, a provision for loan losses is allowed when the debt becomes worthless within the taxable year. TRA income was used in applying the REIT-qualifying test that requires 95% of taxable income to be paid out in dividends. (See Note 11 of the Notes to Consolidated Financial Statements).

Expenses

Operating expenses of the Fund include a Management Expense Allowance  (Advisory
Fee) of 1% of the Fund's Net Assets, per annum, which may be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. Pursuant to the Advisory Agreement, the Advisory Fee was paid to the Advisor (NTS Advisory Corporation) or its affiliate. Effective July 1, 1994, the Fund's Mortgage Loans to NTS/VA and NTS/LFII were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS

Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee has been reduced $100,000 for each of the years ended December 31, 1995 and 1996 and $75,000 for the year ended December 31, 1997. The Advisory Fee for the years ended December 31, 1997, 1996 and 1995 was $418,950, $544,776 and $528,973,
respectively. Increases and decreases in the Advisory Fee generally correspond directly to increases and decreases in the Fund's Net Assets. Effective October 1, 1997, the Fund will no longer incur an Advisory Fee but will be responsible for the actual general and administrative costs pursuant to certain property management agreements discussed below.

The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Management under the terms of (i) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the Management Agreements). NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS
Development Company is a wholly-owned subsidiary of the Fund's Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, and will accrue an incentive payment payable as provided therein.

Reimbursements of approximately $527,000 were made to NTS Management or an Affiliate during the period from October 1, 1997 through December 31, 1997 for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund.

Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. $106,473 was incurred as an Overhead Recovery during the period from October 1, 1997 through December 31, 1997.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings. The average interest rate paid by the Fund for the years ended December 31, 1997 1996 and 1995 was 9.0% 8.9% and 9.7%, respectively.

Professional and administrative expenses include primarily directors' fees, legal, outside accounting and investor processing fees, and printing costs for financial reports. The increase in expenses for the year ended December 31, 1996 is due to the fees associated with the addition of an Independent Director and increased professional fees related to the lawsuit discussed in Part 1, Item 3 of this Form 10-K. The increase in expenses for the year ended December 31, 1997, is due primarily to increased professional fees related to the Fund's acquisitions and loan restructurings discussed in Part 1, Items 1. and 2. of this Form 10-K.

Depreciation expense relates to equipment used for development activity which is being depreciated over five years. Amortization expense relates primarily to loan costs which are being amortized over the life of the related loan.

No benefit for income taxes was provided during 1997 as the Fund has recorded a valuation allowance equal to the amount of the benefit. The Fund has determined that it is more likely than not that the net deferred tax asset will not be realized. See Note 11 to the Fund's Consolidated Financial Statements for a discussion of the components of the deferred tax asset.

Income tax expense is the Fund's estimated liability for Federal, state, and local income taxes due on the amount of earnings which are in excess of dividends for the period for the years ended December 31, 1996 and 1995.

Net Income (Loss)

The Fund's gross revenues increased approximately 30% from 1996 to 1997 exclusive of a $1.5 million non-cash recovery on provision for loan losses. This increase is due to the transition from a mortgage REIT that generated its revenues from interest earned on mortgage loans to a real estate development company that generates its revenues primarily from the sale of single-family residential lots. Net income for 1997 of $100,277 (exclusive of the $1.5 million recovery of loan loss provision, the $11.6 million of other charges and a $3.7 million charge related to the Fund's unconsolidated affiliate)represents a decline of approximately 88% from $850,309 earned in 1996. In the context of the restructuring of the operations of the Fund from a REIT to a real estate development company, management believes that the results of operations for 1997 are not comparable to prior years.

The Fund's revenues increased approximately 15% from 1995 to 1996 while net income declined approximately 1% from 1995 to 1996. The disproportionate decline in net income compared to the increase in revenues is due to the fact that the sales volumes at the residential projects and the corresponding interest income earned by the Fund were not sufficient to offset the increase in the Fund's cost of debt service.

Year 2000

The Fund has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue, a worldwide problem, is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Fund's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Fund presently believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for the Fund's computer systems. The Fund continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Fund does not expect the costs associated with the resolution of the Year 2000 Issue to have a material effect on its financial position or results of operations. The associated costs will be funded by cash flow from operations or cash reserves. The amounts expensed in each of the three years in the period ended December 31, 1997 were immaterial.

Cautionary Statements

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

The Fund's subsidiaries, NTS/LFII and NTS/VA, and the Orlando Lake Forest Joint Venture, in which the Fund has a 50% interest, are engaged in the development and sale of residential subdivision building lots, the pricing and sale of which are subject to risks generally associated with real estate development and applicable market forces beyond the control of the Fund and/or its subsidiaries, including general and local economic conditions, competition, interest rates, real estate tax rates, other operating expenses, the supply of and demand for properties, zoning laws, other governmental rules and fiscal policies, and acts of God. All of the properties owned by NTS/LFII, NTS/VA and OLFJV are encumbered by development loans from third party lenders which, given the nature of the risks incumbent in real estate investment and development activities as stated above, are inherently subject to default should the ability of NTS/LFII, NTS/VA, OLFJV and/or the Fund to make principal and interest payments under such development loans become impaired.

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

Item 8. Financial Statements and Supplementary Data


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of the NTS Mortgage Income Fund:

We have audited the accompanying consolidated balance sheets of the NTS Mortgage Income Fund and subsidiaries (the Fund) (a Delaware corporation) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.






                                                  ARTHUR ANDERSEN LLP










Louisville, Kentucky
April 6, 1998

                                              NTS MORTGAGE INCOME FUND
                                             CONSOLIDATED BALANCE SHEETS
                                          AS OF DECEMBER 31, 1997 AND 1996



                                                    1997                1996
                                                -------------      ---------
ASSETS

Cash and equivalents                             $  1,413,445      $    716,793
Interest receivable - affiliates                       --             1,589,498
Membership initiation fees and other
  accounts receivable                               1,625,489             --
Notes receivable                                    3,573,162             --
Inventory                                          51,917,990             --
Property and equipment, net of accumulated
  depreciation of $45,788                             452,913             --
Investment in unconsolidated affiliate
  (Note 4)                                          4,525,369            --
Other assets                                          676,000           151,654
Affiliated mortgage loans receivable:
  Earning loans                                       --             63,948,933
  Non-earning loans, net of reserves for
   loan losses of $1,500,000                          --              2,338,831
                                                 ------------       -----------

  Total assets                                   $ 64,184,368      $ 68,745,709
                                                 ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                 $ 3,040,468       $    267,800
Dividends payable                                      --               175,305
Advances from affiliates (Note 9)                     600,542              --
Notes payable - affiliates (Note 9)                 5,309,492         4,524,667
Notes payable                                      19,195,741        14,276,850
Lot deposits                                           97,500              --
Deferred revenues                                     146,789               301
                                                 ------------       -----------

  Total liabilities                                28,390,532        19,244,923
                                                 ------------       -----------

Commitments and contingencies (Note 14)

Stockholders' equity:
  Common stock, $0.001 par value,
  6,000,000 shares authorized;
  3,187,333 shares issued and
  outstanding                                    $      3,187      $      3,187
 Additional paid-in-capital                        54,163,397        54,163,397
 Accumulated deficit                              (18,372,748)       (4,665,798)
                                                 ------------      ------------

  Total stockholders' equity                       35,793,836        49,500,786
                                                 ------------       -----------

  Total liabilities and stockholders'
   equity                                        $ 64,184,368      $ 68,745,709
                                                 ============       ===========

The accompanying notes are an integral part of these financial statements.



                                                      NTS MORTGAGE INCOME FUND
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995



                                                             1997                  1996                    1995
                                                        -------------          ------------            -----------
 Revenues:
 Lot sales, net of discounts                            $  1,600,237           $     --                $     --
 Cost of sales                                             1,230,168                 --                      --
                                                         ------------           -----------             ----------

  Gross profit                                               370,069                 --                      --

 Interest income on affiliated mortgage
   loans receivable                                        2,617,126           $ 3,256,148             $ 2,849,807
 Fee income on affiliated mortgage loans
   and other financial services                                8,598                24,873                  12,924
 Recovery of provision for loan losses                     1,500,000                 --                      --
 Interest income on cash equivalents
   and miscellaneous income                                  183,144                23,974                  21,921
                                                         ------------           -----------             ----------

                                                           4,678,937             3,304,995               2,884,652
                                                         ------------           -----------             ----------

Expenses:
 Advisory fee (Note 9)                                  $    418,950           $   544,776             $   528,973
 Cost reimbursements-affiliate (Note 9)                      526,571                 --                      --
 Overhead reimbursement-affiliate (Note 9)                   106,473                 --                      --
 Professional and administrative                             274,977               201,688                 162,427
 Interest expense                                          1,304,157             1,343,241               1,165,078
 Interest expense-affiliates (Note 9)                        358,262               258,191                  82,050
 Other taxes and licenses                                     23,060                27,340                  25,790
 Depreciation and amortization expense                       172,877                72,050                  52,000
 Loss from investment in unconsolidated
  affiliate (Note 4)                                       3,600,560                 --                      --
 Other charges (Note 3)                                   11,600,000                 --                      --
                                                         ------------           -----------             ----------

                                                          18,385,887             2,447,286               2,016,318
                                                         ------------           -----------             ----------

Income(loss)before income tax expense                    (13,706,950)              857,709                 868,334

 Income tax expense                                            --                    7,400                  10,000
                                                         ------------           -----------             ----------

Net income(loss)                                        $(13,706,950)          $   850,309             $   858,334
                                                         ============           ===========             ==========

Net income(loss)per share of common
stock                                                   $      (4.30)          $       .27             $       .27
                                                         ============           ===========             ==========

Weighted average number of shares                          3,187,333             3,187,333               3,187,333
                                                         ============           ===========             ==========


The accompanying notes are an integral part of these financial statements.



                                                         NTS MORTGAGE INCOME FUND
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                 Common              Common            Additional
                                 Stock               Stock              Paid-in-               Accumulated
                                 Shares              Amount              Capital                 Deficit                 Total


Stockholders' equity
 December 31, 1994              3,187,333          $   3,187           $54,163,397            $ (5,124,999)            $49,041,585

Net income                                              --                    --                   858,334                 858,334

Dividends declared                                      --                    --                  (643,841)               (643,841)
                               ----------           --------            ----------             ------------            ------------

Stockholders' equity
 December 31, 1995              3,187,333          $   3,187           $54,163,397            $ (4,910,506)            $49,256,078

Net income                                              --                    --                   850,309                 850,309

Dividends declared                                      --                  --                    (605,601)               (605,601)
                               ----------           --------            ----------             ------------            ------------

Stockholders' equity
 December 31, 1996              3,187,333          $   3,187           $54,163,397            $ (4,665,798)            $49,500,786

Net loss                                                --                    --               (13,706,950)            (13,706,950)
                               ----------           --------            ----------             ------------            ------------

Stockholders' equity
 December 31, 1997              3,187,333          $   3,187           $54,163,397            $(18,372,748)            $35,793,836
                               ==========           ========            ==========             ============            ============



The accompanying notes are an integral part of these financial statements.


                                                      NTS MORTGAGE INCOME FUND
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                                 1997                  1996                 1995
                                                             ------------          ------------         -----------

 CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
 Net income (loss)                                           $(13,706,950)         $    850,309        $    858,334
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Accretion of discount on affiliated mortgage
  loans receivable                                                (95,932)             (148,472)           (125,029)
 Recovery of provision for loan losses                         (1,500,000)                --                  --
 Depreciation and amortization expense                            172,877                72,050              52,000
 Loss from investment in unconsolidated affiliate               3,600,560                 --                  --
 Other non-cash charges                                        11,600,000                 --                  --
 Changes in assets and liabilities: (1)
   Interest receivable - affiliates                               480,778              (447,477)           (769,193)
   Membership initiation fees and other accounts
    receivable                                                    123,364                 --                  --
   Notes receivable                                               416,352                 --                  --
   Inventory                                                     (789,991)                --                  --
   Accounts payable                                               158,721                88,493              24,692
   Lot deposits                                                   (14,000)                --                  --
   Deferred revenues                                               14,016               (22,826)             18,968
                                                              ------------         ------------        -----------

   Net cash provided by operating activities                      459,795               392,077              59,772
                                                              ------------         ------------        -----------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
 Principal collections on affiliated mortgage
  loans receivable                                           $  9,299,287          $  8,099,364        $  8,219,874
 Investment in affiliated mortgage loans receivable            (5,700,037)          (10,562,950)        (21,187,154)
 Purchase of stock of acquired subsidiaries                           (30)                --                 --
 Property and equipment                                            27,555                 --                 --
                                                              ------------         ------------         -----------
   Net cash provided by (used for) investing
    activities                                                  3,626,775            (2,463,586)        (12,967,280)
                                                              ------------         ------------        ------------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
 Payments on advances from affiliates                        $   (519,797)         $      --           $      --
 Proceeds from notes payable                                    8,515,946             1,201,999          15,186,873
 Proceeds from notes payable - affiliates                       2,436,291             4,077,457           1,885,000
 Payments on notes payable                                    (11,805,279)           (1,075,022)         (2,973,528)
 Payments on notes payable - affiliates                        (1,651,466)           (1,437,790)              --
 Loan costs                                                      (260,026)                --                  --
 Other assets                                                      69,718               (45,485)           (230,219)
 Dividends paid                                                  (175,305)             (468,544)           (733,086)
                                                              ------------         ------------        ------------

   Net cash provided by (used for) financing
    activities                                                 (3,389,918)            2,252,615          13,135,040
                                                              ------------         ------------        -----------

   Net increase in cash and equivalents                      $    696,652          $    181,106        $    227,532

CASH AND EQUIVALENTS, beginning of period                         716,793               535,687             308,155
                                                              ------------         ------------        -----------

CASH AND EQUIVALENTS, end of period                          $  1,413,445          $    716,793        $    535,687
                                                              ============         ============        ===========


(1) Net of the effects of acquisitions, where applicable. See Note 12 for information on non-cash investing and financing activities.

The accompanying notes are an integral part of these financial statements.

                                          NTS MORTGAGE INCOME FUND

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

       A)  Organization

           NTS Mortgage Income Fund (the "Fund"), a Delaware corporation, was formed on September 26, 1988. The Fund operated as a real estate investment trust (REIT) under the Internal Revenue Code of 1986 (the "Code"), as amended, from its inception through December 31, 1996. The Fund began operating as a "C" corporation under the Code for tax purposes effective January 1, 1997. NTS Corporation is the sponsor of the Fund (the "Sponsor"). NTS Advisory Corporation is the advisor to the Fund (the "Advisor"), and NTS Residential Management Company is the manager to the Fund ("NTS Management"). The Advisor and NTS Management are affiliates of and are under common control with NTS Corporation.

           The Fund's subsidiaries include NTS/Lake Forest II Residential Corporation (NTS/LFII) and NTS/Virginia Development Company (NTS/VA). These subsidiaries were acquired effective October 1, 1997. The
           acquisitions   were  accounted  for  under  the  purchase  method  of
           accounting. See Note 3, "Acquisitions", for further information pertaining to the acquisitions. Prior to making the acquisitions, the Fund had been the primary creditor of these entities.

           NTS/LFII is in the process of developing approximately 726 acres of land located in Louisville, Kentucky into a single-family residential community and a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. In addition, Lake Forest has amenities consisting of a clubhouse, pools, tennis courts, recreation fields and several lakes. As of December 31, 1997, approximately 500 acres have been developed including approximately 240 acres related to a golf course and various amenities. Approximately 240 of the 500 developed acres had been sold as of December 31, 1997.

           NTS/VA is in the process of developing approximately 2,825 acres located in the Chancellor district of Spotsylvania County, Virginia, approximately 60 miles south of Washington, D.C., into a single-family residential community and a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. Included on the property is a 285 acre lake. In addition, Fawn Lake has amenities consisting of a clubhouse, pool, tennis courts and boat docks. As of December 31, 1997 approximately 1,100 acres have been developed including a 300 acre lake and approximately 220 acres related to a golf course and other amenities. Approximately 400 of the 1,100 developed acres had been sold as of December 31, 1997.

           The Fund purchased a 50% interest in the Orlando Lake Forest Joint Venture effective August 16, 1997. Prior to becoming a joint venture partner, the Fund had been the Joint Venture's primary creditor. See
           Note 4, "Investment in Unconsolidated Affiliate", for further information pertaining to the investment.

       B)  Basis of Accounting

           The Fund's records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles (GAAP).

       C)  Principles of Consolidation and Basis of Presentation

           The consolidated financial statements of the Fund include the assets, liabilities, revenues and expenses of its 100% owned subsidiaries. The consolidated statements of operations include the results of acquired businesses accounted for under the purchase method of accounting from the date of acquisition. Investments of 50% or less in affiliated companies are accounted for under the equity method. All significant intercompany transactions have been eliminated.

       D)  Use of Estimates in Preparation of Financial Statements

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

       E)  Revenue Recognition and Reserves for Loan Losses

           The Fund recognizes revenue and related costs from lot sales using the accrual method in accordance with generally accepted accounting principles, which is when payment has been received and title, possession and other attributes of ownership have been transferred to the buyer, and the Fund and its subsidiaries are not obligated to perform significant activities after the sale. The Fund and its subsidiaries generally require a minimum down payment of at least 10% of the sales price of the lot.

           Interest income from mortgage loans and notes receivable was reported as earned on the accrual basis of accounting. If the Fund had any reason to doubt the collectability of any principal or interest amounts due pursuant to the terms of the mortgage loans or notes, appropriate reserves would have been established for any principal and accrued interest amounts deemed unrealizable. Statements of Financial Accounting Standards Nos. 114 and 118 require that impaired loans be measured based on the present value of expected future cash flows discounted at each loan's effective interest rate, at each loan's observable market price or at the fair value of the collateral if the loan is collateral dependent.

       F)  Inventory

           Inventory is stated at the lower of cost or net realizable value. Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period, less amounts charged to cost of sales. Inventory costs are allocated to individual lots sold using the relative sales values. The use of the relative sales value method to record cost of sales requires the use of estimates of sales values, development costs and absorption periods over the life of the project. Given the long-term nature of the projects and inherent economic volatility of residential real estate, it is reasonably possible that such estimates could change in the near term. Any changes in estimates would be accounted for prospectively over the life of the project.

       G)  Long-Lived Assets

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

       H)  Advertising

           The Fund expenses advertising-type costs as incurred. Advertising expense, a component of Cost Reimbursements (see Note 9), was approximately $100,000 during the year ended December 31, 1997.

       I)  Operating Expense Limitations

           Prior to January 1, 1997, the annual Operating Expenses of the Fund when functioning as a REIT, based upon guidelines promulgated by the North American Securities Administrators Association, Inc., were prohibited from exceeding in any fiscal year the greater of (i) 2% of the Fund's Average Invested Assets during such fiscal year or (ii) 25% of the Fund's Net Income during such fiscal year. In the event the Fund's annual Operating Expenses exceeded this limitation, the Advisor would reimburse the Fund within 60 days after the end of the fiscal year, the amount by which the aggregate annual Operating Expenses paid or incurred by the Fund exceed the foregoing limitations. The Fund did not exceed this limitation for the years ended December 31, 1996 and 1995.

       J)  Environmental Remediation and Compliance

           Environmental liabilities for remediation costs are accrued based on estimates of known environmental remediation exposures. Liabilities are recognized when they can be reasonably estimated. Environmental compliance costs are expensed as incurred.

       K)  Per Share Information

           The Financial Accounting Standards Board recently issued Standard No. 128, Earnings Per Share (FAS 128). The Statement simplifies the standards for computing earnings per share (EPS) and replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. FAS 128 is effective for financial statements for periods ending after December 15, 1997. For all periods presented, the Fund did not have common stock equivalents, therefore, the adoption of FAS 128 did not have any impact on the Fund's financial statements.

       L)  Statement of Cash Flows

           For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with an original maturity of three (3) months or less that are readily convertible to cash.

2.     Affiliations

       The Fund operates under the direction of its Board of Directors who have retained NTS Management to be the sole and exclusive agent of the Fund for day-to-day control and management of the business of the Fund's subsidiaries including (a) the continued operation of NTS/LFII and NTS/VA, (b) the operations of the Lake Forest Country Club and the Fawn Lake Country Club, (c) the operations of the Lake Forest Community Association and the Fawn Lake Community Association and (d) the provision and/or sale of ancillary goods and services as selected by NTS Management with respect to any of the foregoing. The Management Agreements have an initial term through and including December 31, 2003, and automatically renew for successive six year terms unless terminated by the Fund, its subsidiaries, or NTS Management upon six months written notice. See Note 9 for further discussion of the Management Agreements. NTS Management is an Affiliate of and under common control with NTS Corporation, the Fund's Sponsor. The Chairman of the Board of Directors of the Fund is also the majority shareholder of NTS Corporation and is a majority shareholder of the managing general partner in the Orlando Lake Forest Joint Venture of which the Fund is a 50% joint venture partner. NTS Advisory and NTS
       Management are Affiliates of and are under common control with NTS Corporation.


3.     Acquisitions

       The Fund acquired all of the issued and outstanding common stock of NTS/LFII and NTS/VA effective October 1, 1997, for a nominal purchase price. Concurrent with this transaction, the existing indebtedness of each of NTS/LFII and NTS/VA to the Fund was converted to equity.

       The transaction is being accounted for using the purchase method of accounting. The purchase price (approximately $14.5 million for NTS/LFII and approximately $28.7 million for NTS/VA) has been allocated to the assets and liabilities of NTS/LFII and NTS/VA based on their estimated fair market value. The acquisition of NTS/LFII included inventory of approximately $19 million, debt of approximately $5 million and other net assets and liabilities of approximately $500,000. The acquisition of NTS/VA included inventory of approximately $32 million, debt of approximately $5.5 million and other net assets and liabilities of approximately $2.2 million. The results of operations for NTS/LFII and NTS/VA from the date of acquisition (October 1, 1997) are included in the consolidated financial statements of the Fund.

       Generally Accepted Accounting Principles require that these acquisitions be recorded at fair market value. The application of these principles resulted in a non-cash charge of approximately $11,600,000 during the fourth quarter of 1997 related to these transactions. All estimates used in these evaluations represented management's best estimates based on the facts present at the date of the evaluations.

       The following unaudited pro forma information for the Fund for the periods shown below gives effect to the NTS/LFII and NTS/VA acquisitions as if they had occurred as of the beginning of 1996.

                                                     Year Ended
                                                     December 31,
                                                     (unaudited)

                                                 1997                  1996
                                            -------------          --------
       Lot sales                            $  6,894,385           $ 6,243,567
       Cost of sales                          (5,078,124)           (4,352,972)
       Other income (expenses), net           (6,003,425)           (3,914,324)
                                            -------------          ------------

       Net loss                             $ (4,187,164)          $(2,023,729)
                                            =============          ============

       Net loss per share of common stock   $      (1.31)          $      (.64)
                                            =============          ============

       Weighted average number of shares       3,187,333             3,187,333
                                            =============          ===========


       The unaudited pro forma information assumes the acquisitions occurred January 1, 1996 and, accordingly, includes adjustments for interest income on affiliated mortgages loans receivable, interest expense, certain administrative costs and income taxes. The 1997 unaudited pro forma data does not include the non-recurring, non-cash charge of $11,600,000 related to the acquisitions. The 1997 unaudited pro forma data does include a non-cash charge of approximately $3.7 million related to the Fund's evaluation of its investment in an unconsolidated affiliate (See Note 4). This charge is included in "Other income (expenses), net." The unaudited pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition of NTS/LFII and NTS/VA been consummated at the beginning of the periods presented.


4.     Investment in Unconsolidated Affiliate

       In September 1997, the Fund entered into an Amended and Restated Joint Venture Agreement evidencing the Fund's admission as a partner in the Orlando Lake Forest Joint Venture (the "Joint Venture") effective as of August 16, 1997. The other partners in the Joint Venture are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are Affiliates of and are under common control with the Fund's Sponsor. The Joint Venture will continue to operate under its current legal name as the Orlando Lake Forest Joint Venture.

       The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land. The Joint Venture will continue to own and develop the Orlando Lake Forest project.

       The Fund contributed to the Joint Venture as a capital contribution its interest in the principal and interest of the first mortgage loan on the Orlando Lake Forest project, and obtained a 50% interest in the Joint Venture. The NTS entities named above hold cumulatively the remaining 50% interest in the Joint Venture.

       The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of December 31, 1997, the Fund's percentage interest was 50%, and the Fund's investment balance in the Joint Venture was $4,525,369. The Fund's share of the Joint Venture's net income from August 16, 1997 (when the Fund was admitted as a partner) through December 31, 1997 was $106,667.

       Generally Accepted Accounting Principles require that such investments be recorded at the lower of carrying value or fair market value. The application of these principles resulted in a non-cash charge of approximately $3.7 million in the third quarter of 1997. All estimates used in this evaluation represent management's best estimates based on the facts present at the date of such evaluations.

       The following presents condensed financial information for the Joint Venture as of December 31, 1997 and for the period August 16, 1997 through December 31, 1997:



Balance Sheet
Notes receivable                                         $    647,448
Inventory                                                  13,376,714
Other, net                                                  1,935,254
                                                          -----------
Total assets                                             $ 15,959,416
                                                          ===========

Notes payable                                            $  4,793,014
Other liabilities                                           2,115,662
Equity                                                      9,050,740
                                                          -----------
Total liabilities and equity                             $ 15,959,416
                                                          ===========

Statement of Operations
Lot sales                                                $  1,678,079
Cost of sales                                              (1,150,339)
Other income (expenses), net                                 (314,404)
                                                          ------------
Net income                                               $    213,336
                                                          ===========


5.     Member Initiation Fees and Other Accounts Receivable

       Fawn Lake Country Club and Lake Forest Country Club membership initiation fees receivable totaled approximately $1,209,000 as of December 31, 1997. The receivable is net of a discount recorded to allow for the present value of the membership initiation fee receivables considering the estimated timing of collections.

6.     Notes Receivable

       Notes receivable are secured by a first mortgage on lots sold to individuals. The notes bear interest at the prevailing market rates at the time the lots were sold. The majority of the notes are due between five and seven years, monthly payments are based on a 30-year amortization and the balance is due at the maturity date. As of December 31, 1997, notes totaling $3,442,662 are pledged as security for notes payable to banks under certain Warehouse Line of Credit Agreements. There are also $130,500 of notes held by NTS/VA that are not pledged. Approximately $1,392,091, $908,602, $770,145, $154,204 and $217,620 of
       the notes receivable balance as of December 31, 1997 are due for the years ended December 1998 through 2002, respectively.

7.     Inventory

       Inventory consists of the following as of December 31, 1997:


                                     NTS/LFII         NTS/VA      Consolidated
                                    ----------      ----------    ------------

Land held for future
 development, under
 development and completed lots    $ 6,874,432     $21,787,093    $28,661,525
Country club (net of
 membership initiation fees)         7,329,088       7,174,662     14,503,750
Amenities                            4,589,548       4,163,167      8,752,715
                                    ----------      ----------     ----------

                                   $18,793,068     $33,124,922    $51,917,990
                                    ==========      ==========     ==========

       NTS/LFII and NTS/VA capitalized in inventory approximately $214,000 of interest and real estate taxes from October 1, 1997 though December 31, 1997. Interest and real estate taxes incurred was approximately $396,000 as of December 31, 1997.

       Inventory for 1997 as reflected above includes $21,708,355, net of $7,204,605 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

       Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from membership sales for a period not to exceed 12 years from the date of the agreement (ending 2003). The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $2,330,000 which is expected to be offset by member initiation fees. During the fourth quarter of 1997 the Country Club operating deficit was approximately $160,000 and was capitalized as a cost of inventory.


8. Notes and Mortgage Loans Payable

       Notes and mortgage loans payable consist of the following:

                                                    1997                1996
                                                 -----------          --------
Note payable to a bank in the amount of
$13,800,000, bearing interest at the Prime
Rate + 1%, payable monthly, due December
27, 1997, secured by a collateral
assignment of the Fund's mortgages on Lake
Forest and Fawn Lake, guaranteed by Mr. J.
D. Nichols, Chairman of the Board of the
Fund's Sponsor, paid in full on January 7,
1998 (See Note 18)                               $ 3,607,283         $12,278,000

Mortgage loan payable to a bank in the
amount of $10,700,000, bearing interest at
the Prime Rate + 1 1/2%, due December 1,
2002, secured by inventory of NTS/VA,
generally principal payments consist of
approximately 91% of the Gross Receipts of
lot sales, guaranteed by Mr. J. D. Nichols
up to $3,000,000                                   8,005,034              --

                                          (Continued next page)

                                                       1997             1996
                                                  ------------        --------
Mortgage loan payable to a bank in the
amount of $4,000,000, bearing interest at
the Prime Rate + 1/2%,  payable monthly,
due July 31, 2002, secured by the Lake
Forest  Country Club and golf course,
annual  principal  reductions of $300,000
every six months are guaranteed by NTS
Corporation, the Fund's Sponsor                  $ 3,950,000         $    --

Warehouse Line of Credit Agreements with
three banks  bearing  interest at the
Prime Rate + 1%, the Prime Rate + 3/4% and
the Prime Rate + 1/2%, due December 15, 1998
($597,774),  September  30, 1998 ($2,403,103)
and February 28, 1999 ($494,422),  secured by
notes receivable (see Note 6), principal
payments consist of payments received from
notes receivable securing the obligation           3,495,299              --

Equipment loan in the amount of $27,736,
bearing interest at a rate of 5.94%, due
April 1, 2000, secured by equipment
purchased for use at the Lake Forest
Country Club                                          21,970              --

Bank note payable in the amount of
$165,276, bearing interest at the rate of
8.75%, due January 14, 1999, secured by
golf course maintenance equipment                     60,123              --

Bank note payable in the amount of
$42,435, bearing interest at the rate of
10.5%, due October 15, 1999, secured by
golf course maintenance equipment                     24,778              --

Bank note payable in the amount of
$34,555, bearing interest at the rate of
10.5%, due October 15, 1999, secured by
golf course maintenance equipment                     20,063              --

Bank note payable in the amount of
$19,194, bearing interest at the rate of
10.5%, due October 15, 1999, secured by
golf course maintenance equipment                     11,191              --

Note payable to a bank in the amount of
$2,500,000, bearing interest at the Prime
Rate + 3/4%, payable monthly, due July 31,
1997, secured by approximately 187 acres
of residential land and improvements
thereon                                               --               1,998,850
                                                  ----------          ----------
                                                 $19,195,741         $14,276,850
                                                  ==========          ==========

       The Prime Rate was 8 1/2% and 8 1/4% at December 31, 1997 and 1996, respectively.

       The $597,774 and $494,422 Warehouse Line of Credit agreements are guaranteed by NTS Corporation.

       The minimum scheduled principal payments on debt outstanding at December 31, 1997 are as follows:



          1998 (1)                      $  7,800,945
          1999                               636,452
          2000                               808,344
          2001                             2,500,000
          2002                             7,450,000
                                         -----------

                                        $ 19,195,741 (2)
                                        ============


       (1)1998 includes $3,607,283 of debt which was repaid from the proceeds of additional borrowings (See Note 18) and $3,495,299 of Warehouse Line of Credit agreements which have historically renewed for one year periods.

       (2)The minimum scheduled principal payments regarding the $10.7 million credit facilities are reflected in the table such that the outstanding principle amount is brought to within the following levels by the applicable date:

                       December 31, 1998      $10,700,000
                       December 31, 1999      $ 9,300,000
                       December 31, 2000      $ 7,800,000
                       December 31, 2001      $ 5,900,000
                       December  1, 2002      $ 4,500,000

9.     Related Party Transactions

       As of December 31, 1997, the Sponsor or an Affiliate owned 96,468 shares of the Fund. The Fund has entered into the following agreements with various Affiliates of the Sponsor regarding the ongoing operation of the Fund.

       Advisory Agreement

       Pursuant to the Advisory Agreement, the Fund paid the Advisor (NTS Advisory Corporation) a Management Expense Allowance through September 30, 1997 (Advisory Fee) relating to services performed for the Fund in an amount equal to 1% of the Fund's Net Assets, per annum, which amount was increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee has been reduced $100,000 for each of the years ended December 31, 1996 and 1995 and $75,000 for the year ended December 31, 1997. For the years ended December 31, 1997, 1996 and 1995, $418,950, $544,776 and
       $528,973, respectively, has been incurred as an Advisory Fee. Effective October 1, 1997, the Fund will no longer incur an Advisory Fee but will be responsible for the actual general and administrative costs pursuant to certain property management agreements discussed below.

       Property Management Agreements

       The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Residential Management Company (NTS Management) under the terms of (i) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the Management Agreements). NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of the Fund's Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, and will accrue an incentive payment payable as provided therein.

       Reimbursements of approximately $527,000 were made to NTS Management or an Affiliate during the period from October 1, 1997 through December 31, 1997 for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund. These reimbursements are reflected as Cost Reimbursements in the accompanying Statements of Operations.

       Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. $106,473 was incurred as an Overhead Recovery during the period from October 1, 1997 through December 31, 1997. This amount is classified as Overhead Reimbursement in the accompanying Statements of Operations.

       The Management Agreements also call for NTS Management to receive an Incentive Payment, as defined in the Management Agreements, equal to 10% of the Net Cash Flows of the projects. The Incentive Payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Orlando Lake Forest Joint Venture would have been sufficient to enable the Fund to return to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders' Original Capital Contribution. As of December 31, 1997, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 1997, no amount had been accrued as an Incentive Payment in the Fund's consolidated financial statements.

       Advances and Notes Payable Affiliates

       NTS/VA has received non-interest bearing advances from Affiliates of the Fund's Sponsor totaling $600,542 as of December 31, 1997. The advances were used to fund development costs and will be repaid to the Affiliates as cash flow permits.

       The Fund has received advances from Affiliates of the Fund's Sponsor, net of repayments, totaling $5,309,492 and $4,524,667 as of December 31, 1997 and 1996, respectively. As of December 31, 1997, the advances bear interest at approximately the Prime Rate and mature as follows:
       $1,774,000 on March 31, 1999, $1,124,158 on May 1, 1999 and $2,411,334 is
       due on demand. Interest expense to the Affiliates was $358,262, $258,191 and $82,050 for the years ended December 31, 1997, 1996 and 1995, respectively.

10.  Affiliated Mortgage Loans Receivable

       The following table outlines the activity regarding the Fund's mortgage loan portfolio for the three years in the period ended December 31, 1997.

       Affiliated Mortgage Loans Receivable:

       Balance at December 31, 1994                      $52,222,252

       Additions:
        Mortgage Loans                   $20,113,201
        Temporary Mortgage Loans           1,073,953
        Accretion of discount                125,029
        Amortization of loan fees             --
                                         ------------
                                                          21,312,183
       Reductions:
        Mortgage Loans                    (6,177,976)
        Temporary Mortgage Loans          (2,041,898)
        Mortgage Loan written-off            (85,458)
        Loan fees received                   (20,000)     (8,325,332)
                                         ------------    ------------

       Balance at December 31, 1995                      $65,209,103

       Additions:
        Mortgage Loans                   $ 9,371,032
        Temporary Mortgage Loans           1,191,918
        Accretion of discount                148,472
        Amortization of loan fees             20,000
                                         ------------

                                                          10,731,422


       Reductions:
        Mortgage Loans                    (6,692,948)
        Temporary Mortgage Loans          (1,406,416)
        Mortgage Loan written-off            (53,397)
        Loan fees received                    --          (8,152,761)
                                         ------------    ------------

       Balance at December 31, 1996                      $67,787,764

       Additions:
        Mortgage Loans                   $ 5,186,594
        Temporary Mortgage Loans             513,443
        Accretion of discount                 95,932
        Amortization of loan fees               --
                                         ------------
                                                           5,795,969

       Reductions:
        Mortgage Loans                    (5,447,696)
        Temporary Mortgage Loans          (6,351,123)
        Investment in unconsolidated
         affiliate (Note 4)               (8,125,928)
        Purchase of net assets
         of subsidiaries (Note 3)        (53,658,986)    (73,583,733)
                                         -------------   ------------

       Balance at December 31, 1997                      $     --
                                                         ============




                              (Continued next page)

       Reserves for Loan Losses:

Balance at December 31, 1994                                      $  1,638,855
   Additions charged to expenses           $     --
   Deduction for Mortgage Loan
     written-off                              (85,458)                (85,458)
                                           -----------             -----------
Balance at December 31, 1995                                      $  1,553,397
   Additions charged to expenses           $     --
   Deductions for Mortgage Loan
     written-off                              (53,397)                (53,397)
                                           -----------             -----------
Balance at December 31, 1996                                      $  1,500,000
   Additions charges to expenses           $     --
   Recovery of provisions for loan loss    (1,500,000)             (1,500,000)
                                           -----------             -----------
Balance at December 31, 1997                                     $      --
                                                                   ===========


11. Income Taxes

       The Fund adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), effective January 1, 1997. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the Fund's book and tax bases of assets and liabilities and tax carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal tax carryforwards and temporary differences giving rise to the Fund's deferred taxes consist of tax net operating loss carryforwards, valuation allowances and differences in inventory basis for book and tax.

       The Fund's deferred tax assets and liabilities are as follows:


Deferred tax assets                         December 31, 1997

Net operating loss carryforwards             $     132,000
Inventory                                        3,199,000
                                              ------------

Net deferred tax assets                          3,331,000

Valuation Allowance                             (3,331,000)
                                              ------------
                                             $      --
                                             ============
       A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on a history of operating losses by its subsidiaries and its expectations for the future, that it is more likely than not that the net deferred tax assets at December 31, 1997, will not be realized.

       As of December 31, 1997, the Fund has a federal net operating loss carryforward of approximately $387,000 expiring in 2012.

       A reconciliation of the statutory to the effective rate of the Fund is as follows:


                                             December 31, 1997

Tax benefit using statutory rate              $ 4,660,000
Recovery on provision for loan losses             510,000
Establishing deferred tax liabilities
 due to change in tax status                   (1,839,000)
Valuation Allowance                            (3,331,000)
                                               ----------

Income tax expense                            $     --
                                               ==========


       Prior to January 1, 1997, the Fund elected and qualified to be treated as a REIT under Internal Revenue Code Sections 856-860. In order to qualify, the Fund was required to distribute at least 95% of its taxable income to Stockholders and meet certain other requirements. A reconciliation of net income for financial statement purposes versus that for income tax reporting at December 31 is as follows:



                                              1996                1995
                                          -----------           --------
Net income (GAAP)                         $  850,309          $  858,334
Accretion of note discount                  (148,472)           (125,029)
Loan commitment fee income                   (20,000)             20,000
Letters of credit income                      (2,326)             (1,032)
Supplemental interest income                     --               (1,717)
Federal income tax expense                     5,000               7,000
Provision for loan losses                    (53,397)            (85,458)
                                           ----------          ---------
Taxable income before dividends paid
 deduction                                $  631,114          $ 672,098
                                           ==========           ========

Dividends declared                        $  605,601          $  643,841
                                           ==========           ========

Distribution percentage                          96%                 96%
                                           ==========           ========


12. Supplemental Cash Flow Information

         a) Cash payments for interest, net of amounts capitalized and cash payments for income taxes, net of refunds are as follows;


                           1997               1996             1995
                      ----------         ----------         ---------
Interest              $1,767,786         $1,510,384         $1,130,832
Income taxes          $    5,320         $    --            $      700


         b) Supplemental Non-Cash Investing and Financing Activity: In 1997, the Fund made an investment in an unconsolidated affiliate by contributing the principal amount outstanding on mortgage loans receivable of approximately $8,125,000. (See Note 4).

              In 1997, the Fund acquired all of the outstanding common stock of NTS/LFII and NTS/VA for a nominal purchase price. Concurrent with this transaction, the existing indebtedness of each of NTS/LFII and NTS/VA to the Fund totaling approximately $53,659,000 was converted to equity (See Note 3).

13. Financial Instruments

      The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturity of these financial instruments. The fair value of the Fund's debt instruments approximated the book value because a substantial portion of the underlying instruments are variable rate notes which re-price frequently.

14. Commitments and Contingencies

      The Fund has commitments to extend credit made in the normal course of business that are not reflected in the financial statements. At December 31, 1997, the Fund had outstanding funding commitments under standby letters of credit aggregating $48,821 regarding the Orlando Lake Forest Joint Venture.

      NTS/LFII  and  NTS/VA  have  various  letters  of  credit  outstanding  to
      governmental   agencies  and  utility  companies  totaling   approximately
      $2,892,500.

      It is estimated that development of the remaining homeowners association amenities at the Lake Forest North project will be substantially complete by May 2000. Based on engineering studies and projections, NTS/LFII will incur additional costs, excluding interest, of approximately $500,000 during 2000 to complete the homeowners association amenities.

      It is estimated that the country club and homeowners association amenities at the Fawn Lake project will be substantially completed by December 2002. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $3,465,000 to complete the country club and homeowners association amenities for the project. These costs are estimated to be incurred as follows: $440,000 for 1998, $2,425,000 for 1999, $200,000 for 2000 and $400,000 for 2002.

      In July 1994, the Fund was named as a defendant in a complaint originally filed by Jeno Paulucci & Silver Lakes I, Inc. in August 1992 against the Fund's Sponsor and various Affiliates of the Fund's Sponsor. The suit was settled in the first quarter of 1997. The terms of the settlement agreement are confidential, however, it is not anticipated that the settlement will have a material impact on the Fund's financial position or results of operations.

15. Guaranties to the Fund

      NTS Guaranty Corporation (the "Guarantor"), an Affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions, as defined in the Fund's Prospectus. As of December 31, 1997, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

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

16. Dividends Paid and Payable

      Dividends declared for the periods ended December 31, 1995 and 1996 were as follows:

                                           Average
       Date       Date of      Date      Outstanding     Amount
     Declared   Record (1)     Paid        Shares      Per Share        Amount
     --------   ----------   --------    -----------   ---------       --------

     03/09/95    01/31/95    02/27/95     3,187,333     $  .03       $   95,620
     03/09/95    02/28/95    03/28/95     3,187,333        .03           95,620
     03/09/95    03/31/95    04/27/95     3,187,333        .03           95,620
     03/09/95    04/30/95    05/26/95     3,187,333        .03           95,620
     03/09/95    05/31/95    06/27/95     3,187,333        .01           31,873
     03/09/95    06/30/95    07/27/95     3,187,333        .01           31,873
     03/09/95    07/31/95    08/25/95     3,187,333        .01           31,873
     03/09/95    08/31/95    09/26/95     3,187,333        .01           31,873
     03/09/95    09/30/95    10/26/95     3,187,333        .01           31,873
     03/09/95    10/31/95    11/29/95     3,187,333        .01           31,873
     03/09/95    11/30/95    12/26/95     3,187,333        .01           31,873
     03/09/95    12/31/95    01/26/96     3,187,333        .01           38,250
                                                          -----        ---------

       Total dividends declared in 1995                 $  .20       $  643,841
                                                          =====        =========


     03/12/96    03/31/96    04/15/96     3,187,333     $  .045      $  143,432
     03/12/96    06/30/96    07/19/96     3,187,333        .045         143,432
     06/27/96    09/30/96    10/18/96     3,187,333        .045         143,432
     06/27/96    12/31/96    01/27/97     3,187,333        .055         175,305
                                                          -----         --------

           Total dividends declared in 1996             $ .190       $  605,601
                                                          =====         ========


       It was the Fund's policy during the periods it operated as a REIT to distribute to its Stockholders an amount equal to at least 95% of taxable income. A portion of the dividends paid during a subsequent year may have been allocable to taxable income earned in the prior year. For 1995 and 1996, dividends to Stockholders represent ordinary income.

       The continued needs of the Fund's subsidiaries have significantly reduced the Fund's cash flows. Therefore, the Fund's Board of Directors has determined to terminate the Fund's quarterly distribution for the foreseeable future effective as of the first quarter of 1997.

       (1) Cash dividends vary based upon the date of stockholder admittance.



17.  Unaudited Quarterly Financial Data


                                        Quarters Ended

    1997                March 31          June 30         September 30(1)       December 31(3)       Total
    ----               ----------       -----------       ---------------       ------------       ----------


Total revenues         $ 817,183        $  857,083         $ 2,476,139(2)      $    528,532       $  4,678,937

Total expenses           643,029           643,341           4,368,968           12,730,549         18,385,887
                        ---------        ----------         -----------          -----------       -----------

Income (loss)
 before income
 taxes                   174,154           213,742          (1,892,829)         (12,202,017)       (13,706,950)

Income tax expense         1,850             1,850               2,650               (6,350)            --
                        ---------         ---------         -----------         ------------       -----------

Net income (loss)      $ 172,304        $  211,892         $(1,895,479)        $(12,195,667)      $(13,706,950)
                        =========         =========         ===========         ============       ===========

Net income (loss)
 per share of
 common stock          $     .05        $      .07         $      (.59)        $      (3.83)      $      (4.30)
                        =========         =========         ===========         ============       ===========



    1996                March 31          June 30          September 30          December 31           Total
    ----               ----------       -----------        ------------          -----------        ---------


Total revenues         $ 768,848        $  847,287         $   843,784         $    845,076       $  3,304,995

Total expenses           556,974           611,440             645,275              633,597          2,447,286
                        ---------        ----------          ----------           ----------       -----------

Income before
 income taxes            211,874           235,847             198,509              211,479            857,709

Income tax expense         1,850             1,850               1,850                1,850              7,400
                        ---------        ----------          ----------          -----------       -----------

Net income             $ 210,024        $  233,997         $   196,659         $    209,629       $    850,309
                        =========        ==========           =========            =========       ===========

Net income per
 share of common
 stock                 $     .07        $      .07         $       .06         $        .07       $        .27
                        =========        ==========          ==========           ==========       ===========



(1) The results of the quarter ended September 30, 1997, do not correspond to the results as reported in the Fund's 10-Q dated September 30, 1997. An amended 10-Q is currently being prepared to describe an additional loss of approximately $3.7 million on the Fund's investment in an unconsolidated affiliate. The loss is the result of a non-cash charge to adjust the investment to fair market value.

(2)       Includes $1,500,000 for recovery of provision for loan losses.

(3) The fourth quarter reflects the Fund's acquisition of the stock of NTS/LFII and NTS/VA and consists substantially of the results of operations of NTS/LFII and NTS/VA from October 1, 1997. The fourth quarter is also reflective of the Fund's 50% share of the results of operations of the Orlando Lake Forest Joint Venture. Total expenses include a non-cash charge of approximately $11,600,000 relating to the acquisition of NTS/LFII and NTS/VA.


18.      Subsequent Events

         On January 6, 1998, NTS/LFII closed on development financing for the Lake Forest North project committed by an unaffiliated bank. The $8,000,000 revolving credit facility is currently anticipated to provide funds for the continued development and operations of the Lake Forest North project through October 31, 2003, the maturity of the credit facility, and the repayment thereof has been guaranteed by the Fund. Mr. J. D. Nichols, Chairman of the Board of NTS Corporation and of the Fund, has individually guaranteed the repayment of fifty percent (50%) of the credit facility. The loan bears interest at the Prime Rate + 1%, payable monthly. Generally principal payments will consists of approximately 90% of the Gross Receipts of lot sales. The net worth of NTS/LFII cannot be allowed to decrease by 20% or more throughout the term of the agreement. In addition, the principle amount outstanding on the credit facility must be brought to within the following levels by the applicable date:


                        January 1, 1999          $ 7,800,000
                        January 1, 2000          $ 7,200,000
                        January 1, 2001          $ 7,000,000
                        July    1, 2001          $ 6,100,000
                        January 1, 2002          $ 5,500,000
                        July    1, 2002          $ 4,900,000
                        January 1, 2003          $ 4,000,000
                        July    1, 2003          $ 2,400,000


         Proceeds from the loan were used to retire approximately $3.6 million of the existing debt (See Note 8). The loan balance was $6,209,247 as of March 31, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholder of NTS Guaranty Corporation:

We have audited the accompanying balance sheets of NTS Guaranty Corporation (a Kentucky corporation) as of December 31, 1997 and 1996. These balance sheets are the responsibility of NTS Guaranty Corporation's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

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

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of NTS Guaranty Corporation as of December 31, 1997, and 1996, in conformity with generally accepted accounting principles.






                                                ARTHUR ANDERSEN LLP









Louisville, Kentucky
April 6, 1998

                            NTS GUARANTY CORPORATION
                            (A KENTUCKY CORPORATION)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                 1997                 1996
                                            ------------          -----------

Cash                                       $        100          $        100
                                            ------------          -----------

                                           $        100          $        100
                                            ============          ===========


                              STOCKHOLDER'S EQUITY

Common stock, no par value;
  100 shares issued and outstanding        $         10          $         10
Additional paid-in capital                   10,000,090            10,000,090
                                            ------------          -----------

                                             10,000,100            10,000,100

Less non-interest bearing demand
  note receivable from a majority
  stockholder of NTS Corporation            (10,000,000)          (10,000,000)
                                            ------------          ------------

                                           $        100          $        100
                                            ============          ===========


                             NOTES TO BALANCE SHEETS

1.     Significant Accounting Policies

       A.  Organization

           NTS Guaranty Corporation (the "Guarantor"), a Kentucky corporation, was formed in February 1987 and is an affiliate of NTS Corporation. NTS Corporation is the Sponsor of the NTS Mortgage Income Fund (the "Fund"). The balance sheets include only those assets and liabilities which relate to the Guarantor. The Guarantor is authorized to issue up to 2,000 shares of common stock with no par value. There are 100 shares issued and outstanding which were purchased by Mr. J. D. Nichols, Chairman of the Board of Directors of the Sponsor and of the Fund. In addition, Mr. Nichols has given the Guarantor a non-interest bearing demand note receivable for $10,000,000, the receipt of which is included in additional paid-in capital. Expenses (consisting mostly of state taxes and licenses) of the Guarantor totaling approximately $15 for each of the years ended December 31, 1997 and 1996, were paid by an affiliate of the Sponsor and therefore no income statement is presented. These expenses will not be reimbursed to the affiliate.


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

2.     Commitments

       The Guarantor has guaranteed that Investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions, as defined in the Fund's Prospectus. As of December 31, 1997, the Fund has raised approximately $63,690,000 and has paid distributions of approximately $23,141,000.

       The liability of the Guarantor under the above guaranty is expressly limited to its assets and its ability to draw upon a $10 million demand note receivable from Mr. J. D. Nichols. Mr. Nichols has contingent liabilities which have arisen in connection with the acquisition of properties by himself or his affiliates. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor. The total amounts guaranteed by the Guarantor are in excess of its net worth, and there is no assurance that the Guarantor will be able to satisfy its obligation under these commitments. The Guarantor may in the future provide guaranties to other Affiliates of the Fund.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

J. D. Nichols (age 56)is Chairman of the Board and Chief Executive Officer of NTS Corporation and its various Affiliates and is a member and Chairman of the Board of Directors of the NTS Mortgage Income Fund. He is a graduate of the University of Louisville School of Law. His undergraduate studies were at the University of Kentucky, where he concentrated in Accounting, Marketing and Business Administration. Mr. Nichols entered the real estate construction and development business in 1965 and has been involved in the development and construction of over 6,500 acres of land and over 6,500,000 square feet of office, residential, commercial and industrial space in numerous states throughout the eastern half of the United States. He is a member of both the Louisville and National Homebuilders Associations, and has served as Vice President and Director of the Louisville and National Apartment Associations. Mr. Nichols is also lifetime member of the President's Society of Bellarmine College, Louisville, Kentucky and a past member of the Board of Overseers and Board of Trustee of the University of Louisville, the Governors Council for Education Technology and the Board of Directors of the Louisville Chamber of Commerce. Mr. Nichols is currently a member of the Board of Directors of the Regional Airport Authority of Louisville and Jefferson County and is a member of the Board of Directors of the Greater Louisville Economic Development Partnership.

Robert M. Day (age 45) has been Managing Director of Lambert, Smith & Hampton and its predecessor companies, Atlanta, Georgia, a commercial and industrial real estate brokerage firm since 1985. Mr. Day received a Bachelor of Business Administration degree from Georgia State University and holds an MAI designation from the Appraisal Institute. Mr. Day is a member of the Atlanta Board of Realtors, the Urban Land Institute and is on the operating committee of the Atlanta Chapter of Young Life.

Gerald B. Thomas (age 59) has 25 years experience in Commercial Real Estate lending. Formerly a Senior Vice President with Mid-American Bank of Louisville, Mr. Thomas joined Citizens Bank of Kentucky in February 1996 as Vice President, with responsibility of developing real estate portfolios for four Kentucky affiliate banks of CNB Bancshares, Inc., Evansville, Indiana. Mr. Thomas has attended Eastern Kentucky University, National School of Real Estate Finance (Ohio State University) and National Institute of Real Estate Appraisers (University of Louisville). He is a board member of Big Brothers/Big Sisters, Louisville and Co-chairman of the Programs, Planning and Evaluation Committee.

Item 10.      Directors and Executive Officers of the Registrant - Continued

F. Everett Warren, J.D. (age 74) retired in 1985 from Citizens Fidelity Mortgage Company, Louisville, Kentucky, a division of Citizens Fidelity Bank Corporation and Pittsburgh National Corporation. From 1972 to 1985, Mr. Warren served as Chairman, President and Chief Executive Officer of Citizens Fidelity Mortgage Company. Mr. Warren attended both the University of Kentucky and University of Louisville and received a Bachelor of Law degree and a Juris Doctorate degree. He serves on the Board of Directors of Louisville Mortgage Bankers Association, National Mortgage Bankers Association, United Cerebral Palsy and Louisville Deaf Oral School. Mr. Warren is a member of both the Kentucky and Louisville Bar Associations.

Richard L. Good (age 58) is President and Chief Operating Officer of NTS Corporation, and Chairman of the Board of NTS Securities, Inc. As such, Mr. Good oversees all operations of NTS Corporation and its various subsidiaries and is responsible for residential developments, commercial properties, property management, securities, finance and corporate administration. From 1981 to 1984, Mr. Good was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm, and was responsible for corporate systems, marketing and planning. Prior to 1981, Mr. Good held sales, marketing and management positions, including sixteen years with IBM Corporation, where he served as Branch Manager of the Data Processing Division in Nashville. Mr. Good attended Stanford University and Case Western Reserve University and holds a Bachelor of Science degree in Management Science from Case. He is a registered securities principal and member of the International Association for Financial Planning and the Real Estate Securities and Syndication Institute and is past President of the Hurstbourne Corridor Business Association in Louisville. In addition, he has served on the Board of Directors of Junior Achievement, the Boy Scouts and Christ Church United Methodist and is a member of the Leadership Louisville Class of 1990.

John W. Hampton (age 48) is Senior Vice President of NTS Corporation with responsibility for all accounting operations. Before joining NTS in March 1991, Mr. Hampton was Vice President - Finance and Chief Financial Officer of the Sturgeon-Thornton-Marrett Development Company in Louisville, Kentucky for nine years. Prior to that he was with Alexander Grant & Company CPA's. Mr. Hampton is a Certified Public Accountant and a graduate of the University of Louisville with a Bachelor of Science degree in Commerce. He is a member of the American Institute of CPA's and the Kentucky Society of CPA's.

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

The following persons are the executive officers and key employees of NTS and/or an affiliate and will provide services to the Advisor and the Fund:

        Name                        Office

J. D. Nichols                Chairman and Chief Executive Officer
Richard L. Good              President and Chief Operating Officer
Michael H. Hannon            Executive Vice President, NTS Development Company
Brian F. Lavin               Executive Vice President, NTS Development Company
B. J. DeVries                President, NTS Residential Properties, Inc.
Margaret O. Templeton        President, NTS/Residential Properties, Inc. -
                               Florida
John W. Hampton, CPA         Senior Vice President, NTS Corporation
Gary D. Adams                Senior Vice President, NTS Development Company
Gregory A. Compton           Senior Vice President, NTS Corporation
Sally A. Judah               Senior Vice President, NTS Corporation

The following provides additional information regarding the above-mentioned persons. Information regarding Messrs. Nichols, Good and Hampton is provided in the section entitled "Directors and Officers of the Fund."

Brian F. Lavin (age 44) serves as Executive Vice President of NTS Development Company and President of the Company's Income Properties. As such, Mr. Lavin is responsible for all NTS commercial real estate development and land acquisitions and oversees the management of all commercial office buildings, business centers and multi-family residential communities. Prior to joining NTS, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division. In this capacity, he directed the development, marketing, leasing and management operations for the firm's expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the
Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Michael H. Hannon (age 54) serves as Executive Vice President of NTS Development Company and President of NTS Virginia Development Company where he oversees the development, land acquisitions, marketing, operations, and general management. Immediately prior to joining NTS, Mr. Hannon was employed by Hines Interest Limited Partners as general manager for the Hines Rocky Mountain Region from 1995 to February 1998. In addition to his responsibilities in The Rocky Mountain Region, Mr. Hannon was responsible for Hines national residential acquisition evaluations. Prior to 1995, Mr. Hannon served as Division President for Arvida's South Atlantic Division, which included eleven residential communities, including two Arnold Palmer Designed Golf Courses. Mr. Hannon attended Grand View Junior College in Des Moines, Iowa and Parsons College in Fairfield, Iowa. He is an active Member of the Urban Land Institute, National Association of Home Builders and a licensed real estate broker in Colorado and Florida. Mr. Hannon is a decorated Viet Nam Veteran, serving with the 1st Infantry Division in Dian, South Viet Nam during 1965-1966.

B. J. DeVries (age 37) is President of NTS Residential Properties, Inc. in Kentucky and President of NTS/ Residential Properties, Inc. - Virginia with responsibility for single-family residential development, marketing and operations, in the states of Kentucky and Virginia. Mr. DeVries' experience with NTS includes the positions of Residential Sales Representative, Builder Sales Representative, Residential Sales Manager and Vice President - Sales and Marketing. Prior to joining NTS in June 1992, Mr. DeVries served eight years as a United States Marine Corps officer. Mr. DeVries was a pilot with additional management experience in operations, maintenance and logistics. Mr. DeVries received his Bachelor of Arts degree from Centre College.

Margaret O. Templeton (age 48) is President of NTS/Residential  Properties, Inc.
- Florida with responsibility for single family residential development, marketing and operations in the state of Florida. Prior to joining NTS in November 1994, Ms. Templeton was President of Templeton Development Corporation, a real estate development firm in Tampa, Florida from 1992 to November 1994. She has extensive experience in marketing, construction and land development including seven years (1985 to 1992) as Vice President of Tampa Palms and Gulfstream Land and Development Company, whose holdings included 30,000 acres in Florida, Georgia and Virginia. Ms. Templeton received a Bachelor of Arts degree from the University of Florida. Ms. Templeton is a member and Director of the National Association of Homebuilders, Florida Homebuilders Association as well as Director and Vice President of the Builders Association of Greater Tampa and Orlando. Ms. Templeton is also a member of the Florida Board of Realtors and the Urban Land Institute.

Gary D. Adams (age 52) is Senior Vice President of NTS Development Company with responsibility for multi-family operations and commercial properties in the state of Florida. Since joining the NTS organization in May 1977, Mr. Adams has been involved in the development, construction and management of numerous apartment, office, industrial and commercial developments in the southeastern portion of the United States. Mr. Adams received his undergraduate degree in Engineering from the University of Cincinnati, and he holds a Master of Business Administration from Xavier University. He is a member of the Building Owners and Managers Association and is a licensed general contractor in the State of Florida.

Gregory A. Compton (age 37) is Senior Vice President, Secretary and General Counsel of NTS Corporation. Prior to joining NTS in March 1992, Mr. Compton was a senior associate in the Real Estate and Finance Department of Greenebaum, Doll & McDonald for seven years, where he was responsible for many of NTS's corporate real estate transactions. He is a member of the Board of Directors of and is General Counsel for Goodwill Industries of Kentucky. He received a B.B.A. in
Finance from the University of Kentucky and a J. D. from the University of Cincinnati College of Law.

Sally A. Judah (age 39) is Senior Vice President of NTS Corporation with responsibility for multi-family property management of NTS's apartment communities in Kentucky and Indiana and the Human Resources area of Corporate Administration of NTS Development Company. From July 1991 to 1994, Ms. Judah was Vice President of NTS Corporation with responsibility for Corporate Marketing, Human Resources and the Graphics Division. From June of 1987 when she joined NTS until July 1991, Ms. Judah was responsible for leasing activities for commercial properties in Louisville, Kentucky. Ms. Judah is a member of the Louisville Board of Realtors and is a Certified Commercial Investment Member (CCIM) Candidate and is a member of the national and Kentucky CCIM chapters. Ms. Judah is also a member of the Louisville Apartment Association and is a member of the Leadership Louisville Class of 1993. Ms. Judah holds a Bachelor of Arts degree from the University of Kentucky.

Item 11.      Executive Compensation

(a, b, c & d) The Fund will pay each Independent Director a fee of $12,000 per year and will reimburse such persons and Affiliated Directors for travel expenses and other out-of-pocket disbursements incurred in connection with attending any meetings of the Board of Directors. During the years ended December 31, 1997, 1996 and 1995, the Fund paid directors fees of $36,000, $34,000 and $24,000, respectively, representing annual compensation. The Affiliated Directors will not receive any compensation from the Fund for their services to the Fund. The present officers of the Fund receive compensation from the Advisor or its affiliates which indirectly relates to services to the Fund (see Item 13).

The Fund is entitled to engage in various transactions involving the Advisor and its affiliates, as described under captions "Compensation Table" at pages 9 and 10 of the Prospectus and "Conflicts of Interest" on pages 11 to 14 of the Prospectus, which descriptions are filed herewith and incorporated herein by reference. Reference is made to Note 9 of the Notes to the Fund's Consolidated Financial Statements filed with this report for various transactions with affiliates.

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

Item 13.      Certain Relationships and Related Transactions

Pursuant to the Advisory Agreement, the Fund will pay the Advisor a Management Expense Allowance relating to services performed for the Fund in an amount equal to 1% of the Fund's Net Assets, per annum, which amount may be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Management Expense Allowance for each of the years ended December 31, 1996 and 1995 has been reduced by $100,000 and by $75,000 for the year ended December 31, 1997. For the years ended December 31, 1997, 1996 and 1995, $418,950, $544,776 and $528,973, respectively, has been incurred as a Management Expense Allowance. Effective October 1, 1997, the Fund will no longer incur an Advisory Fee but will be responsible for the actual general and administrative costs pursuant to certain property management agreements discussed below.

The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Residential Management Company (NTS Management) under the terms of (i) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the Management Agreements). NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of the Fund's Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, and will accrue an incentive payment payable as provided therein.

Reimbursements of approximately $527,000 were made to NTS Management or an Affiliate during the period from October 1, 1997 through December 31, 1997 for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund.

Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. $106,473 was incurred as an Overhead Recovery during the period from October 1, 1997 through December 31, 1997.

The Management Agreements also call for NTS Management to receive an Incentive Payment, as defined in the Management Agreements, equal to 10% of the Net Cash Flows of the projects. The Incentive Payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Orlando Lake Forest Joint Venture would have been sufficient to enable the Fund to return to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders' Original Capital Contribution. As of December 31, 1997, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 1997, no amount had been accrued as an Incentive Payment in the Fund's consolidated financial statements.

Item 13.      Certain Relationships and Related Transactions - Continued

Neither the Certificate of Incorporation, By-Laws the Advisory Agreement nor the Property Management Agreements restrict the Affiliated Directors, the Advisor, NTS Management or their affiliates from engaging in other business activities which may give rise to conflicts of interest with the Fund. Two of the five Directors are Affiliated Directors. These individuals hold a position with the Advisor and NTS Management, and are affiliated with other related entities. In such cases, these individuals will have fiduciary obligations to such other entities which may conflict with their fiduciary obligations to the Fund. Transactions between the Fund and any affiliates will be subject to potential conflicts of interest. With respect to the conflicts of interest described herein, the Advisor, NTS Management and their affiliates will endeavor to balance the interests of the Fund with the interests of the Advisor, NTS Management and their affiliates in making any determinations.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K

1.     Financial statements

       The financial statements for the NTS Mortgage Income Fund and NTS Guaranty Corporation together with the reports of Arthur Andersen LLP dated April 6, 1998.

2.     Financial statement schedules

       All schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3.     Exhibits

       a) The following exhibits are incorporated by reference from the Fund's Registration Statement on Form S-11, referencing the exhibit number used in such Registration Statement.

                Exhibit Number                      Description

                   3 (a)(2)        Restated Certificate of Incorporation
                   3 (b)           By-Laws
                  10 (c)           Form of Advisory Agreement
                  10 (b)           Form of Guaranty Agreement

    b) The following exhibits are incorporated by reference from the Fund's Form 8-K dated January 14, 1998.

                Exhibit Number                      Description

                     10 Material contracts - The agreements whereby the Fund acquired all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA, and the Property Management Agreements between the Fund and NTS Management.

    c)      The  following  are  additional  exhibits  filed  with the Form 10-K
            Report.

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

NTS MORTGAGE INCOME FUND


/s/ Richard L. Good                                       Date: April 14, 1998
-----------------------------------------
Richard L. Good
President and Director of the NTS Mortgage Income Fund

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated.

/s/ J. D. Nichols                                         Date: April 14, 1998
-----------------------------------------
J. D. Nichols
Chairman of the Board of Directors
of the NTS Mortgage Income Fund

/s/ F. Everett Warren J.D.                                Date: April 14, 1998
F. Everett Warren J.D.
Director of the NTS Mortgage Income Fund

/s/ Robert M. Day                                         Date: April 14, 1998
-----------------------------------------
Robert M. Day
Director of the NTS Mortgage Income Fund


/s/ Gerald B. Thomas                                      Date: April 14, 1998
-----------------------------------------
Gerald B. Thomas
Director of the NTS Mortgage Income Fund


/s/ Richard L. Good                                       Date: April 14, 1998
-----------------------------------------
Richard L. Good
President and Director of the
NTS Mortgage Income Fund

/s/ John W. Hampton                                       Date: April 14, 1998
-----------------------------------------
John W. Hampton
Secretary and Treasurer (principal
financial and chief accounting officer)