Form 10-Q/A
period 1997-09-30
NTS MORTGAGE INCOME FUND
filed 1998-04-28
CIK 841942

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-Q/A
(Mark one)

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

                                TABLE OF CONTENTS


                                                                       Pages

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1997 and
              December 31, 1996                                            3

            Statements of Income
              For the three and nine months ended                          4
              September 30, 1997 and 1996

            Statement of Stockholders' Equity
              For the nine months ended September 30, 1997                 5

            Statements of Cash Flows
              For the nine months ended                                    6
              September 30, 1997 and 1996

            Notes To Financial Statements                               7-15


Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       16-24





Signatures                                                                25

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                             NTS MORTGAGE INCOME FUND

                                                  BALANCE SHEETS


                                                As of               As of
                                         September 30, 1997   December 31, 1996*
                                         ------------------   -----------------


ASSETS

Affiliated mortgage loans receivable:
 Earning loans                             $   56,158,518      $  63,948,933
 Non-earning loans                                 --              3,838,831
                                             -------------      ------------

                                               56,158,518         67,787,764

 Less reserves for loan losses (Note 5)            --              1,500,000
                                             -------------       -----------

  Net affiliated mortgage loans
  receivable                                   56,158,518         66,287,764

Investment in joint venture-
 affiliate (Note 6)                             4,394,146                 --

Cash and equivalents                              373,738            716,793
Interest receivable - affiliates                1,108,720          1,589,498
Other assets                                       41,465            151,654
                                             -------------      ------------

  Total assets                             $   62,076,587      $  68,745,709
                                             =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses      $      304,273      $     267,800
Dividends payable                                      --            175,305
Notes payable - affiliates (Note 7)             4,069,242          4,524,667
Notes payable                                   9,713,069         14,276,850
Deferred revenues                                     500                301
                                             -------------      ------------

  Total liabilities                            14,087,084         19,244,923
                                             -------------      ------------

Commitments and contingencies (Note 10)

Stockholders' equity:
 Common stock, $0.001 par value,
 6,000,000 shares authorized;
 3,187,333 shares issued and
 outstanding                               $        3,187      $       3,187
 Additional paid-in-capital                    54,163,397         54,163,397

 Distributions in excess of net income         (6,177,081)        (4,665,798)

                                             -------------      -------------

  Total stockholders' equity                   47,989,503         49,500,786
                                             -------------      ------------

  Total liabilities and stockholders'
   equity                                  $   62,076,587      $ 68,745,709
                                             =============      ============


The accompanying notes are an integral part of these financial statements.

* Reference is made to the Fund's audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on March 31, 1997.



                            NTS MORTGAGE INCOME FUND

                              STATEMENTS OF INCOME

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



                                         Three Months Ended                     Nine Months Ended
                                            September 30,                         September 30,

                                           1997              1996               1997                  1996
                                          ------            ------             ------                -----
REVENUES:
 Interest income on affiliated
  mortgage loans receivable            $     967,896       $  830,918        $  2,617,126          $2,422,573
 Fee income on affiliated
  mortgage loans and other
  financial services                             250            5,389               7,959              19,623
 Recovery on provision for
  loan losses (Note 5)                     1,500,000               --           1,500,000                  --
 Interest income on cash
  equivalents and miscellaneous
  income                                       7,993            7,476              25,320              17,722
                                         -----------       ----------         -----------           ---------

                                           2,476,139          843,783           4,150,405           2,459,918
                                         -----------       ----------         -----------           ---------

EXPENSES:
 Advisory fee (Note 7)                       131,520          136,351             418,950             408,426
 Interest expense                            319,764          337,155             970,268           1,005,004
 Interest expense - affiliates
  (Note 7)                                    88,153           91,293             263,904             176,141
 Professional and administrative              72,621           55,488             197,621             149,414
 Other taxes and licenses                      5,895            6,975              19,010              20,665
 Amortization expense                         19,233           18,012              53,803              54,038

 Loss from investment in joint
  venture - affiliate (Note 6)             3,731,782               --           3,731,782                  --

                                          ----------        ---------         -----------           ---------

                                           4,368,968          645,274           5,655,338           1,813,688
                                         -----------       ----------         -----------           ---------

Income (loss) before income tax
 expense                                  (1,892,829)         198,509         (1,504,933)             646,230

 Income tax expense (Note 1)                  (2,650)          (1,850)             (6,350)             (5,550)
                                          ----------       ----------         -----------           ---------


Net income (loss)                      $  (1,895,479)      $  196,659        $ (1,511,283)         $  640,680
                                         ===========       ==========         ===========           =========

Net income (loss) per share of
 common stock                          $       (0.59)      $     0.06        $      (0.47)         $     0.20
                                         ===========       ==========         ===========          =========


Weighted average number of
 shares                                    3,187,333        3,187,333           3,187,333           3,187,333
                                         ===========       ==========         ===========          =========

The accompanying notes are an integral part of these financial statements.



                            NTS MORTGAGE INCOME FUND

                        STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997



                                    Common       Common       Additional           Distributions
                                     Stock        Stock        Paid-in-             in Excess of
                                    Shares       Amount         Capital              Net Income                Total
                                 -----------   ---------    --------------      -----------------          -------------
Stockholders' equity
 December 31, 1996                3,187,333    $   3,187    $  54,163,397          $  (4,665,798)        $    49,500,786


Net loss                               --            --             --                (1,511,283)             (1,511,283)


Dividends declared                     --            --             --                     --                       --
                                  ---------     --------     ------------          -------------            ------------
Stockholders' equity

 September 30, 1997               3,187,333    $   3,187    $  54,163,397          $  (6,177,081)        $    47,989,503
                                  =========     ========     ============           =============           ============


The accompanying notes are an integral part of these financial statements.



                            NTS MORTGAGE INCOME FUND

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



                                                                  1997                     1996
                                                                 ------                   -----

CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES

   Net income (loss)                                         $ (1,511,283)             $    640,680

  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Accretion of discount on affiliated mortgage loans
       receivable                                                 (95,932)                 (110,783)
    Recovery on provision for loan losses                      (1,500,000)                       --
    Amortization expense                                           53,803                    54,038

    Loss from investment in joint venture-affiliate             3,731,782                        --

   Changes in assets and liabilities:
      Interest receivable - affiliates                            480,778                   (65,776)
      Other assets                                                 16,020                   (32,295)
      Accounts payable and accrued expenses                        36,473                    68,876
      Deferred commitment fees                                         --                   (15,000)
      Deferred revenues                                               199                    (2,714)
                                                              -----------              ------------

   Net cash provided by operating activities                    1,211,840                   537,026
                                                              -----------              ------------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
   Principal collections on affiliated mortgage loans        $  9,299,287              $  5,954,633
    receivable
   Investment in affiliated mortgage loans receivable          (5,700,037)               (8,301,257)
                                                             ------------              ------------

   Net cash provided by (used for) investing activities         3,599,250                (2,346,624)
                                                             ------------              ------------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
   Proceeds from notes payable - affiliates                  $  1,142,041              $  2,333,073
   Payments on notes payable - affiliates                      (1,597,466)                 (454,456)
   Proceeds from notes payable                                    510,913                 1,335,618
   Payments on notes payable                                   (5,074,694)               (1,028,259)
   Dividends paid                                                (175,305)                 (325,111)
   Other assets                                                    40,366                   (70,825)
                                                             ------------               -----------

   Net cash provided by (used for) financing activities        (5,154,145)                1,790,040
                                                             ------------               -----------

   Net increase (decrease) in cash and equivalents           $   (343,055)             $    (19,558)

CASH AND EQUIVALENTS, beginning of period                         716,793                   535,687
                                                             ------------               -----------

CASH AND EQUIVALENTS, end of period                          $    373,738              $    516,129
                                                             ============               ===========

Noncash Investing Activity:
  Principal reduction on affiliated mortgage loan
   receivable by investing in a joint venture                $  8,125,928              $      --


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

       A reconciliation of net income for financial statement purposes versus that for income tax reporting for the nine months ended September 30, 1997 is as follows:



      Net loss (GAAP)                                 $(1,511,283)

      Accretion of note discount                          (95,932)
      Recovery on provision for loan losses            (1,500,000)

      Loss on investment in joint venture               3,707,227

      Federal income tax expense                            4,200
      Letters of credit income                                199
                                                       ----------
      Taxable income before dividends paid
       deduction                                      $   604,411
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


         Generally Accepted Accounting Principles require that investments be recorded at the lower of carrying value or fair market value. The application of these principles resulted in a non-cash charge of approximately $3.7 million in the third quarter of 1997. All estimates used in this evaluation represent management's best estimate based on the facts present at the date of such evaluations.

  7. Related Party Transactions

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

8.  Notes Payable

      Notes payable consist of the following:

                                                    September 30    December 31,
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

       Note payable to a bank in the amount of
       $2,500,000, bearing interest at the
       Prime Rate plus 1 1/4%, payable monthly,
       due January 31, 1998, secured by
       approximately 187 acres of residential
       land and improvements thereon, known as
       the Fawn Lake Country Club golf course,
       guaranteed by Mr. J. D. Nichols, Chairman
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

9.Guaranties to the Fund

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

10.Commitments and Contingencies

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


NTS/Lake Forest II Residential Corporation
------------------------------------------
                               September 30,     December 31,
                                     1997             1996
                              --------------  ---------------
Balance Sheets
--------------
 Notes receivable             $      740,734  $       789,303
 Inventory                        28,436,815       29,870,625
 Other, net                        2,023,662        2,506,190
                              --------------  ---------------
 Total assets                 $   31,201,211  $    33,166,118
                              ==============  ===============

 Notes payable                $   28,608,129  $    31,349,964
 Other liabilities,net             2,585,129        1,650,968
 Equity                                7,953          165,186
                              --------------  ---------------
 Total liabilities and
  equity                      $   31,201,211  $    33,166,118
                              ==============  ===============

                                    Three Months Ended                   Nine Months Ended
                               September 30,    September 30,     September 30,       September 30,
                                     1997             1996            1997                 1996
                             ---------------- ---------------  ---------------- -------------------
Statements of Operations
------------------------
      Lot sales              $     1,609,222  $       866,811  $     4,145,148   $        2,259,257
      Cost of sales               (1,215,410)        (654,006)      (3,116,981)          (1,677,647)
      Other income
        (expense), net              (501,934)        (305,623)      (1,185,400)            (817,326)
                             ---------------- ---------------  ----------------   -----------------
      Net income (loss)      $      (108,122) $       (92,818) $      (157,233)  $         (235,716)
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


                                           September 30,     December 31,
                                               1997              1996
                                        -----------------  --------------

     Cash                               $             100  $          100
                                        =================  ==============

     Common stock and paid-in-capital   $      10,000,100  $   10,000,100
     Note receivable from stockholder         (10,000,000)    (10,000,000)
                                        -----------------  --------------
     Equity                             $             100  $          100
                                        =================  ==============

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

Results of Operations


Net income (loss) using Generally Accepted Accounting Principles (GAAP) was $(1,895,479) and $196,659 and using tax-reporting accounting (TRA) was $293,811 and $155,314 for the three months ended September 30, 1997 and 1996 respectively. Net income (loss) using GAAP was $(1,511,283)and $640,680 and using TRA was $604,411 and $360,618 for the nine months ended September 30, 1997 and 1996, respectively. The difference between GAAP income and TRA income was due primarily to the treatment of loan discount accretion, loan commitment fee income, letters of credit income, adjustment of asset values to the lower of carrying value or fair market value and provision for loan losses. GAAP requires that discounts on mortgage loan receivables be recognized as an adjustment to yield over the estimated life of the loan; for tax purposes the discount is recognized as income when received. GAAP requires that loan commitment fee income be recognized as income over the term of the related loans; for tax purposes the fees are recognized as income when received. GAAP requires that income received from letters of credit be recognized on a straight-line basis over the term of the letter of credit (typically one year); for tax purposes, this income is recognized as income when received. GAAP requires that investments be recorded at the lesser of carrying value or fair market value; for tax purposes any loss on investment would be recognized at the point the investment is sold or becomes worthless within the taxable year. For GAAP purposes, a provision for loan losses is recognized when the fair value of the asset is less than the carrying value of the asset, and the provision is reversed if the fair value of the asset should subsequently become greater that the carrying value of the asset; for tax purposes, a provision for loan losses is allowed when the debt becomes worthless within the taxable year. TRA income is used in applying the REIT-qualifying test that requires 95% of taxable income to be paid out in dividends. (See Note 1 to Notes to Financial Statements).


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


Generally Accepted Accounting Principles require that investments be recorded at the lower of carrying value or fair market value. The application of these principles resulted in a non-cash charge of approximately $3.7 million in the third quarter of 1997. All estimates used in this evaluation represent management's best estimate based on the facts present at the date of such evaluations.

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



Date:   April 27, 1998