Form 10-Q
period 1998-03-31
NTS MORTGAGE INCOME FUND
filed 1998-05-14
CIK 841942

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1998
                               -------------------------

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

                                                 YES  X         NO

As of May 1, 1998 there were approximately 3,187,000 shares of common stock outstanding.

                                TABLE OF CONTENTS


                                                                        Pages

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 1998 and
              December 31, 1997                                             3

            Consolidated Statements of Operations
              For the three months ended                                    4
              March 31, 1998 and 1997

            Consolidated Statements of Cash Flows
              For the three months ended                                    5
              March 31, 1998 and 1997

            Notes To Consolidated Financial Statements                   6-12


Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        13-17


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              18
Item 2.     Changes in Securities                                          18
Item 3.     Defaults upon Senior Securities                                18
Item 4.     Submission of Matters to a Vote of Security Holders            18
Item 5.     Other Information                                              18
Item 6.     Exhibits and Reports on Form 8-K                               18


Signatures                                                                 19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS MORTGAGE INCOME FUND
                            ------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------



                                                     As of             As of
                                                   March 31,        December 31,
                                                     1998              1997*
                                                 -------------     -------------
ASSETS

Cash and equivalents                             $   1,085,493     $  1,413,445
Membership initiation fees and other
  accounts receivable                                1,474,566        1,625,489
Notes receivable                                     3,330,641        3,573,162
Inventory                                           52,463,943       51,917,990
Property and equipment, net of accumulated
  depreciation of $88,033 (1998) and $45,788           482,512          452,913
  (1997)
Investment in unconsolidated affiliate
  (Note 6)                                           4,482,741        4,525,369
Other assets                                           845,170          676,000
                                                  ------------      -----------

  Total assets                                   $  64,165,066     $ 64,184,368
                                                  ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                 $   1,134,056      $ 3,040,468
Advances from affiliates (Note 8)                    1,038,075          600,542
Notes payable - affiliates (Note 8)                  2,864,908        5,309,492
Notes and mortgage loans payable                    23,262,776       19,195,741
Lot deposits                                           107,500           97,500
Deferred revenues                                      147,554          146,789
                                                  ------------      -----------

  Total liabilities                                 28,554,869       28,390,532
                                                  ------------      -----------

Commitments and contingencies (Note 11)

Stockholders' equity:
  Common stock, $0.001 par value,
  6,000,000 shares authorized;
  3,187,333 shares issued and
  outstanding                                    $       3,187     $      3,187
 Additional paid-in-capital                         54,163,397       54,163,397
 Accumulated deficit                               (18,556,387)     (18,372,748)
                                                  ------------     ------------

  Total stockholders' equity                        35,610,197       35,793,836
                                                  ------------      -----------

  Total liabilities and stockholders'
   equity                                        $  64,165,066     $ 64,184,368
                                                  ============      ===========

The accompanying notes are an integral part of these financial statements.

* Reference is made to the Fund's audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on April 15, 1998.

                            NTS MORTGAGE INCOME FUND
                            ------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------



                                                       Three Months Ended
                                                            March 31,

                                                        1998           1997
                                                   -----------      -----------
REVENUES:
 Lot sales, net of discounts                     $   1,132,248     $        --
 Cost of sales                                         873,234              --
                                                   -----------       ----------

   Gross profit                                        259,014               --

 Interest income on affiliated
  mortgage loans receivable                                 --          806,737
 Fee income on affiliated mortgage loans and
  other financial services                                  --            3,679
 Recovery of provision for loan losses                 382,096               --
 Interest income on cash equivalents and
  miscellaneous income                                 132,981            6,767
                                                   -----------       ----------

                                                       774,091          817,183
                                                   -----------       ----------

EXPENSES:
 Advisory fee (Note 8)                                      --          143,350
 Selling and general                                   248,935               --
 Selling and general - affiliates (Note 8)             296,674               --
 Overhead reimbursements (Note 8)                       73,001               --
 Interest expense                                      126,201          321,609
 Interest expense - affiliates (Note 8)                 63,511           91,685
 Professional and administrative                        49,119           62,500
 Professional and administrative -
  affiliates (Note 8)                                   13,813               --
 Other taxes and licenses                                7,601            6,600
 Depreciation and amortization expense                  36,247           17,285
 Loss from investment in unconsolidated
  affiliate                                             42,628               --
                                                   -----------       ----------

                                                       957,730          643,029
                                                   -----------       ----------

Income (loss) before income tax expense               (183,639)         174,154

 Income tax expense                                      --              (1,850)
                                                   -----------       ----------

Net income (loss)                                $    (183,639)   $     172,304
                                                   ===========       ==========

Net income (loss) per share of common stock      $       (0.06)   $        0.05
                                                   ===========       ==========

Weighted average number of shares                    3,187,333        3,187,333
                                                   ===========       ==========


The accompanying notes are an integral part of these financial statements.



                            NTS MORTGAGE INCOME FUND
                            ------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------



                                                                     Three Months Ended
                                                                          March 31,

                                                                      1998               1997
                                                                     ------             -----

CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
 Net income (loss)                                              $   (183,639)      $    172,304
 Adjustments to reconcile net income (loss) to net
  cash provided by (used for)operating activities:
  Accretion of discount on affiliated mortgage loans
   receivable                                                             --            (38,077)
  Depreciation and amortization expense                               36,247             17,285
  Loss from investment in unconsolidated affiliate                    42,628                 --
  Changes in assets and liabilities:
   Interest receivable - affiliates                                       --          1,173,153
   Membership initiation fees and other receivables                  150,923                 --
   Notes receivable                                                  242,521                 --
   Inventory                                                        (545,953)                --
   Other assets                                                           --             20,066
   Accounts payable and accrued expenses                          (1,906,412)           (25,639)
   Lot deposits                                                       10,000                 --
   Deferred revenues                                                     765               (301)
                                                                ------------       ------------

   Net cash provided by (used for)operating activities            (2,152,920)         1,318,791
                                                                ------------       ------------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
  Principal collections on affiliated mortgage loans
   receivable                                                   $         --       $  2,017,255
  Investment in affiliated mortgage loans receivable                      --         (2,790,547)
  Property and equipment                                             (41,275)                --
                                                                ------------       ------------

  Net cash used for investing activities                             (41,275)          (773,292)
                                                                ------------       ------------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
  Advances from affiliates                                      $    563,669       $         --
  Payments on advances from affiliates                              (126,136)                --
  Proceeds from notes payable - affiliates                                --            512,261
  Payments on notes payable - affiliates                          (2,444,584)          (793,783)
  Proceeds from notes payable                                      9,878,673            213,681
  Payments on notes payable                                       (5,811,638)          (687,500)
  Dividends paid                                                          --           (175,305)
  Other assets                                                      (193,741)            (8,570)
                                                                ------------       ------------

  Net cash provided by (used for)financing activities              1,866,243           (939,216)
                                                                ------------       ------------

  Net increase (decrease) in cash and equivalents               $   (327,952)      $   (393,717)

CASH AND EQUIVALENTS, beginning of period                          1,413,445            716,793
                                                                ------------       ------------

CASH AND EQUIVALENTS, end of period                             $  1,085,493       $    323,076
                                                                ============       ============


The accompanying notes are an integral part of these financial statements.

                            NTS MORTGAGE INCOME FUND
                            ------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

The financial statements and schedules included herein should be read in conjunction with the Fund's 1997 Annual Report on Form 10-K. In the opinion of the Fund's management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1998 and 1997.

The results of operations for the interim periods are not necessarily an indication of the results to be expected for the full 1998 fiscal year.

1.     Organization

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

       The Fund acquired a 50% interest in the Orlando Lake Forest Joint Venture effective August 16, 1997 in exchange for indebtedness owed to the Fund. Prior to becoming a joint venture partner, the Fund had been the Joint Venture's primary creditor.

       The Fund's subsidiaries are NTS/Lake Forest II Residential Corporation (NTS/LFII) and NTS/Virginia Development Company (NTS/VA). These subsidiaries were acquired effective October 1, 1997. The acquisitions were accounted for under the purchase method of accounting. Prior to making the acquisitions, the Fund had been the primary creditor of these entities.

       The following unaudited pro forma information for the Fund for the periods shown below gives effect to the NTS/LFII and NTS/VA acquisitions as if they had occurred as of the beginning of 1997.



                                             Three Months Ended
                                                  March 31,
                                             1998                1997
                                          --------------       -------------
      Lot sales                           $   1,132,248       $   1,636,172
      Cost of sales                            (873,234)         (1,184,044)
      Other income (expenses), net             (442,653)           (815,916)
                                           -------------       -------------

      Net loss                            $    (183,639)      $    (363,788)
                                           =============       =============

      Net loss per share of common stock  $       (0.06)      $       (0.11)
                                           =============       =============

      Weighted average number of shares       3,187,333           3,187,333
                                           =============       =============

       The unaudited pro forma information assumes the acquisitions occurred January 1, 1997 and, accordingly, includes adjustments for interest income on affiliated mortgages loans receivable, interest expense, certain administrative costs and income taxes. The unaudited pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition of NTS/LFII and NTS/VA been consummated at the beginning of the periods presented.

2.     Principles of Consolidation and Basis of Presentation

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

3.     Use of Estimates in Preparation of Financial Statements

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

4.     Revenue Recognition and Reserves for Loan Losses

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

5.     Inventory

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

       Inventory consists of the following:



                                            March 31,           December 31,
                                              1998                  1997
                                          -----------           -----------
       Land held for future
        development, under
        development and
        completed lots                    $28,860,794           $28,661,525
       Country club (net of
         membership initiation
         fees)                             14,669,604            14,503,750
       Amenities                            8,933,545             8,752,715
                                           ----------            ----------

                                          $52,463,943           $51,917,990
                                           ==========            ==========

       NTS/LFII and NTS/VA capitalized in inventory approximately $490,000 of interest and real estate taxes for the three months ended March 31, 1998. Interest and real estate taxes incurred was approximately $623,000.

       Inventory for 1998 as reflected above includes $21,907,822, net of $7,238,218 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

       Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from membership sales for a period not to exceed 12 years from the date of the agreement (ending 2003). The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $2,330,000 which is expected to be offset by member initiation fees. During the three months ended March 31, 1998 the Country Club operating deficit was approximately $116,000 and was capitalized as a cost of inventory.

6.     Investment in Unconsolidated Affiliate

       Effective as of August 16, 1997 the Fund became a partner in the Orlando Lake Forest Joint Venture (OLFJV). The other partners in OLFJV are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are Affiliates of and are under common control with the Fund's Sponsor. OLFJV will continue to operate under its current legal name as the Orlando Lake Forest Joint Venture.

       OLFJV owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando). OLFJV will continue to own and develop the Orlando Lake Forest project.

       The Fund contributed to the OLFJV as a capital contribution its interest in the principal and interest of the first mortgage loan on the Orlando Lake Forest project, and obtained a 50% interest in the Joint Venture. The NTS entities named above hold cumulatively the remaining 50% interest in OLFJV.

       The net income or net loss of the OLFJV is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of March 31, 1998, the Fund's percentage interest was 50%, and the Fund's investment balance in OLFJV was $4,482,741. The Fund's share of OLFJV's net loss for the three months ended March 31, 1998 was $42,628.

7.     Notes and Mortgage Loans Payable

       Notes and mortgage loans payable consist of the following:

                                                     March 31,      December 31,
                                                       1998              1997
                                                    -----------     ------------
Note  payable to a bank in the amount of
$13,800,000,  bearing  interest at the
Prime Rate + 1%, payable monthly, due
December 27, 1997, secured by a collateral
assignment of the Fund's mortgages on Lake
Forest and Fawn Lake, paid in full on
January 7, 1998                                    $         --    $  3,607,283

Mortgage loan payable to a bank in the
amount of $10,700,000, bearing interest at
the Prime Rate + 1 1/2%, due December 1,
2002, secured by inventory of NTS/VA,
generally principal payments consist of
approximately 91% of the Gross Receipts of
lot sales, guaranteed by Mr. J. D. Nichols,
Chairman of the Board of the Fund's
Sponsor, up to $3,000,000                            10,036,452       8,005,034

Mortgage loan payable to a bank in the
amount of $8,000,000, bearing interest at
the Prime Rate + 1%, due October 31, 2003,
secured by inventory of NTS/LFII, generally
principal payments consist of approximately
90% of the Gross Receipts of lot sales,
guaranteed by Mr. J. D. Nichols up to 50%
of the credit facility                                6,209,246              --

Mortgage loan payable to a bank in the
amount of $4,000,000, bearing interest at
the Prime Rate + 1/2%, payable monthly, due
July 31, 2002, secured by the Lake Forest
Country Club and golf course, annual
principal reductions of $300,000 every six
months are guaranteed by NTS Corporation,
the Fund's Sponsor                                    3,660,000       3,950,000

Warehouse Line of Credit Agreements with
three banks bearing interest at the Prime
Rate + 1%, the Prime Rate + 3/4% and the
Prime Rate + 1/2%, due December 15, 1998
($591,250),September 30, 1998 ($2,159,576)
and February 28, 1999 ($492,336), secured
by notes receivable, principal payments
consist of payments received from notes
receivable securing the obligation                    3,243,162       3,495,299

Equipment loan in the amount of $27,736,
bearing interest at a rate of 5.94%, due
April 1, 2000, secured by equipment
purchased for use at the Lake Forest
Country Club                                             19,745          21,970

                              (Continued next page)

                                                      March 31,     December 31,
                                                          1998          1997
                                                      ---------      -----------

Bank note  payable in the amount of  $165,276,
bearing  interest at the rate of
8.75%, due January 14, 1999, secured by
golf course maintenance equipment                  $     45,621    $     60,123

Bank note payable in the amount of $42,435,
bearing interest at the rate of 10.5%, due
October 15, 1999, secured by golf course
maintenance equipment                                    21,672          24,778

Bank note payable in the amount of $34,555,
bearing interest at the rate of 10.5%, due
October 15, 1999, secured by golf course
maintenance equipment                                    17,090          20,063

Bank note payable in the amount of $19,194,
bearing interest at the rate of 10.5%, due
October 15, 1999, secured by golf course
maintenance equipment                                     9,788          11,191
                                                     ----------      ----------
                                                   $ 23,262,776    $ 19,195,741
                                                     ==========      ==========

       The Prime Rate was 8 1/2% at March 31, 1998 and December 31, 1997.

       The $591,250 and $492,336 Warehouse Line of Credit agreements are guaranteed by NTS Corporation.

8.     Related Party Transactions

       As of March 31, 1998, the Sponsor or an Affiliate owned 97,955 shares of the Fund. The Fund has entered into the following agreements with various Affiliates of the Sponsor regarding the ongoing operation of the Fund.

       Advisory Agreement

       Pursuant  to the  Advisory  Agreement,  the Fund  paid the  Advisor  (NTS
       Advisory Corporation) a Management Expense Allowance (Advisory Fee) relating to services performed for the Fund in an amount equal to 1% of the Fund's Net Assets, per annum, which amount was increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. The Advisory Fee was $143,350 for the three months ended March 31, 1997. Effective October 1, 1997, the Fund no longer incurs an Advisory Fee but is responsible for the actual general and administrative costs pursuant to certain property management agreements discussed below.

       Property Management Agreements

       The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Residential Management Company (NTS Management) under the terms of two Property Management Agreements. NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of the Fund's Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements,

       NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, and will accrue an incentive payment payable as provided therein.

       Reimbursements of approximately $297,000 were made to NTS Management or an Affiliate during the three months ended March 31, 1998, for actual personnel, marketing and administrative costs as they relate to NTS/LFII and NTS/VA. These reimbursements are reflected as Selling and General Affiliates in the accompanying Statements of Operations. Reimbursements of approximately $14,000 were made to an Affiliate of the Fund's Sponsor during the three months ended March 31, 1998 for the actual personnel and administration costs as they relate to the Fund.

       Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Approximately $73,000 was incurred as an Overhead Recovery during the three months ended March 31, 1998. This amount is classified as Overhead Reimbursements in the accompanying Statements of Operations.

       The Management Agreements also call for NTS Management to receive an Incentive Payment, as defined in the Management Agreements, equal to 10% of the Net Cash Flows of the projects. The Incentive Payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Orlando Lake Forest Joint Venture would have been sufficient to enable the Fund to return to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders' Original Capital Contribution, as defined in the Fund's Prospectus. As of March 31, 1998, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of March 31, 1998, no amount had been accrued as an Incentive Payment in the Fund's consolidated financial statements.

       Advances and Notes Payable Affiliates

       The Fund has received non-interest bearing advances from an unconsolidated Affiliate of $552,908 as of March 31, 1998. NTS/VA has received advances from Affiliates of the Fund's Sponsor, net of repayments, totaling $485,167 and $600,542 as of March 31, 1998 and December 31, 1997, respectively. The advances bear interest at the Prime Rate and will be repaid to the Affiliates as cash flow permits. Interest incurred payable to the Affiliate was $10,761 and $0 for the three months ended March 31, 1998 and 1997, respectively.

       The Fund has received advances from Affiliates of the Fund's Sponsor, net of repayments, totaling $2,864,908 and $5,309,492 as of March 31, 1998 and December 31, 1997, respectively. As of March 31, 1998, the advances bear interest at approximately the Prime Rate and mature as follows:
       $1,774,000 on March 31, 1999, and $1,090,908 is due on demand. Interest expense to the Affiliates was $63,511 and $91,685 for the three months ended March 31, 1998 and 1997, respectively.

9.     Income Taxes

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

       A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on a history of operating losses by its subsidiaries and its expectations for the future, that it is more likely than not that the net deferred tax assets at March 31, 1998 and December 31, 1997, will not be realized.

       As of December 31, 1997, the Fund has a federal net operating loss carryforward of approximately $387,000 expiring in 2012.

10.    Financial Instruments

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

11.    Commitments and Contingencies

       NTS/LFII  and  NTS/VA  have  various  letters  of credit  outstanding  to governmental agencies and utility companies totaling approximately $2,978,500. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

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

12.    Guaranties to the Fund

       NTS Guaranty Corporation (the "Guarantor"), an Affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions. As of March 31, 1998, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The NTS Mortgage Income Fund (the "Fund")commenced an offering to the public on March 31, 1989 and was authorized to sell up to 2,500,000 shares of common stock at $20.00 per share (subject to an increase to 5,000,000 shares at the option of the Fund). Approximately 3,187,000 shares were sold representing approximately $64 million in sales and approximately $9.5 million in selling expenses and other offering costs. The net offering proceeds remaining, after payment of brokerage commissions, organizational expenses and other costs, were used to make Mortgage Loans and Temporary Investments and such other investments as permitted by the Fund's Prospectus. Capitalized terms shall have the meaning ascribed in the "Glossary" on pages 75 to 81 of the Fund's Prospectus, which is filed herewith and incorporated by reference.

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

Liquidity and Capital Resources

The Fund's primary source of liquidity had been from the interest earned on the Mortgage Loans and on the Temporary Investments. The Fund's current source of liquidity is primarily the ability of its subsidiaries (to which the Fund formerly had outstanding Mortgage Loans)to draw upon their respective development loans. Additional liquidity is provided by proceeds received from residential lot closings by the properties owned by the Fund's subsidiaries and OLFJV in which the Fund has a 50% interest.

NTS/LFII is the owner and developer of the Lake Forest North single-family residential community located in Louisville, Kentucky, and will continue to own and develop the Lake Forest North project to completion and orderly sale as a wholly-owned subsidiary of the Fund.

NTS/VA is the owner and developer of the Fawn Lake single-family residential community located near Fredericksburg, Virginia, and will continue to own and develop the Fawn Lake project to completion and orderly sale as a wholly-owned subsidiary of the Fund. Fawn Lake Realty, Inc. a division of NTS/Residential Properties, Inc.- Virginia, a Virginia corporation and an Affiliate of NTS Corporation, the Sponsor of the Fund, will continue to act as a broker and agent for NTS/VA for the sale of lots within the Fawn Lake project, and as broker and agent for approved builders in the Fawn Lake project for the sale of new homes.

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando). The Joint Venture will continue to own and develop the Orlando Lake Forest project. NTS Realty Company of Florida, an Affiliate of and under common control with the Fund's Sponsor, will continue to act as a broker and agent for OLFJV for the sale of lots within the Orlando Lake Forest project.

Operating Activity

During the three months ended March 31, 1998, cash used by operations was $2,152,920. The Fund used $104,764 for cash expenses in excess of cash revenues. NTS/LFII and NTS/VA used $545,953 of cash to increase inventory. NTS/LFII and NTS/VA provided $393,444 of cash from the collection of initiation fees and other receivables and notes receivable. In addition, payables decreased $1,906,412 while lot deposits and deferred revenues increased $10,765.

Cash provided by operations was $1,318,791 for the three months ended March 31, 1997. This amount includes net income as reported coupled with a decrease in interest receivable from affiliates.

Investing Activity

During the three months ended March 31, 1998, the Fund was involved in minimal investing activity.

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

Financing Activity

During the three months ended March 31, 1998, the Fund and its subsidiaries borrowed $9,878,673 from their various lenders. The Fund and its subsidiaries repaid $2,204,355 of their borrowings from lot proceeds generated by NTS/LFII and NTS/VA. In addition, $3,607,283 of borrowings were repaid using proceeds from the NTS/LFII development loan. The Fund and its subsidiaries received $563,669 in advances from affiliates and repaid $2,570,720 of notes and advances from affiliates. The affiliated borrowings were repaid primarily using proceeds from the NTS/LFII development loan. The Fund paid $193,741 for loan costs and other assets during the three months ended March 31, 1998.

During the three months ended March 31, 1997, the Fund borrowed $213,681 on its credit facilities. The Fund repaid $687,500 of its borrowings using proceeds from loan repayments made by NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company. The Fund borrowed $512,261 from an Affiliate of the Fund's Sponsor. The Fund repaid $793,783 of its borrowings from Affiliates using proceeds from loan repayments made by NTS/Lake Forest II Residential Corporation, Orlando Lake Forest Joint Venture and NTS/Virginia Development Company. The Fund paid dividends of $175,305 during the three months ended March 31, 1997.

The Fund's cash and cash equivalents with amounts available from its development loans and amounts generated from future operations are expected to be sufficient to meet the Fund's anticipated needs for liquidity and capital resources.

Results of Operations

Comparability

On an overall basis, the Fund lost $183,639 or $0.06 per share of common stock for the three months ended March 31, 1998. The historical financial statements are impacted by the Fund's lack of history as a real estate development company, therefore, management believes that the Fund's results of operations for the three months ended March 31, 1998, are not comparable with prior years and a discussion comparing these periods is not included.

Revenues

Revenue for the three months ended March 31, 1998, includes $1.1 million of lot sales from NTS/LFII and NTS/VA. Cost of sales was $870,000 resulting in a gross profit of approximately 23%.

During the three months ended March 31, 1997, the Fund's primary revenue source was interest income earned on affiliated mortgage loans. The average outstanding balance of the earning loans was approximately $65,000,000 and the average rate of interest earned by the Fund was approximately 5%.

The Fund had previously written-off a portion of the Phase-In Mortgage Loan to OLFJV regarding Section 2 of that project. During the first quarter of 1998, the Fund collected $382,096 of principal payments related to this loan.

Expenses

During 1997, the operating expenses of the Fund included a Management Expense Allowance (Advisory Fee) of 1% of the Fund's Net Assets, per annum, which was increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. Pursuant to the Advisory Agreement, the Advisory Fee was paid to the Advisor (NTS Advisory Corporation) or its affiliate. The Advisory Fee for the three months ended March 31, 1997 was $143,350. Effective October 1, 1997, the Fund will no longer incur an Advisory Fee but will be responsible for the actual general and administrative costs pursuant to certain property management agreements discussed below.

The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Management under the terms of two Property Management Agreements executed on December 30, 1997, and dated as of October 1, 1997. NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of the Fund's Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, and will accrue an incentive payment payable as provided therein.

Reimbursements of approximately $310,000 were made to NTS Management or an Affiliate for the three months ended March 31, 1998 for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund.

Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Approximately $73,000 was incurred as an Overhead Recovery for the three months ended March 31, 1998.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings as well as a factor of the ratio of interest expensed to the total interest incurred. The average interest rate paid by the Fund for the three months ended March 31, 1998 and 1997 was approximately 9%. Interest incurred by the Fund was approximately $647,000 and $413,000 for the three months ended March 31, 1998 and 1997, respectively.

Professional and administrative expenses include primarily directors' fees, legal, outside accounting and investor processing fees, printing costs for financial reports and salaries. Selling and general expenses for the three months ended March 31, 1998 include advertising, salaries, office supplies, rent and other general expenses related to the operation of NTS/LFII and NTS/VA.

Depreciation expense relates to equipment used for development activity which is being depreciated over five years. Amortization expense relates primarily to loan costs which are being amortized over the life of the related loan.

No benefit for income taxes was provided during 1998 as the Fund has recorded a valuation allowance equal to the amount of the benefit. The Fund has determined that it is more likely than not that the net deferred tax asset will not be realized.

Income tax expense is the Fund's estimated liability for Federal, state, and local income taxes due on the amount of earnings which are in excess of dividends for the three months ended March 31, 1997.

Net Income (Loss)

The Fund's gross revenues increased approximately 55% from 1997 to 1998 (exclusive of an $382,000 recovery on provision for loan losses). This increase is due to the transition from a mortgage REIT that generated its revenues from interest earned on mortgage loans to a real estate development company that generates its revenues primarily from the sale of single-family residential lots. The net loss for the three months ended March 31, 1998 of $183,639 represents a decline from the net income of $172,304 generated for the three months ended March 31, 1997. In the context of the restructuring of the operations of the Fund from a REIT to a real estate development company, management believes that the results of operations for 1998 are not comparable to the prior year.

Provisions for Writedown to Net Realizable Value

The Fund periodically reviews the value of land and inventories and determines whether any writedowns need to be recorded to reflect declines in value. The Fund did not record any writedowns during the three month period ended March 31, 1998. The estimated net realizable value of real estate inventories represents management's estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Fund's real estate inventories is dependent upon future events and conditions that may cause actual results to differ from amounts presently estimated.

Year 2000

The Fund has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue, a worldwide problem, is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Fund's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Fund presently believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for the Fund's computer systems. The Fund continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Fund does not expect the costs associated with the resolution of the Year 2000 Issue to have a material effect on its financial position or results of operations. The associated costs will be funded by cash flow from operations or cash reserves. The amounts expensed in the three months ended March 31, 1998 and 1997 were immaterial.

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

              (b)    Reports on Form 8-K

                     On January 14, 1998, a Form 8-K was filed to report in Item 2 that the Fund acquired all the issued and outstanding common capital stock of NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company effective October 1, 1997.

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



Date:      May 12 , 1998
--------------------------