Form 10-Q
period 1998-06-30
NTS MORTGAGE INCOME FUND
filed 1998-08-14
CIK 841942

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1998
                               ------------------------

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

                                                 YES  X         NO

As of August 1, 1998 there were approximately 3,187,000 shares of common stock outstanding.

                                TABLE OF CONTENTS


                                                                      Pages

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of June 30, 1998 and
              December 31, 1997                                           3

            Consolidated Statements of Operations
              For the three and six months ended                          4
              June 30, 1998 and 1997

            Consolidated Statements of Cash Flows
              For the six months ended                                    5
              June 30, 1998 and 1997

            Notes To Consolidated Financial Statements                 6-12


Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      13-17


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                            18
Item 2.     Changes in Securities                                        18
Item 3.     Defaults upon Senior Securities                              18
Item 4.     Submission of Matters to a Vote of Security Holders          18
Item 5.     Other Information                                            18
Item 6.     Exhibits and Reports on Form 8-K                             18


Signatures                                                               19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS MORTGAGE INCOME FUND

                           CONSOLIDATED BALANCE SHEETS




                                                   As of              As of
                                                  June 30,         December 31,
                                                     1998             1997*
                                                 -----------        -----------
ASSETS

Cash and equivalents                            $    660,701       $  1,413,445
Membership initiation fees and other
  accounts receivable                              1,959,225          1,625,489
Notes receivable                                   3,209,946          3,573,162
Inventory                                         52,236,681         51,917,990
Property and equipment, net of accumulated
  depreciation of $138,143 and $45,788               568,298            452,913
  (1997)
Investment in unconsolidated affiliate
  (Note 6)                                         4,367,625          4,525,369
Other assets                                         848,079            676,000
                                                ------------       ------------

  Total assets                                  $ 63,850,555       $ 64,184,368
                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                $  1,372,325       $  3,040,468
Advances from affiliates (Note 8)                    134,600            600,542
Notes payable - affiliates (Note 8)                4,178,908          5,309,492
Notes and mortgage loans payable                  22,764,318         19,195,741
Lot deposits                                         107,491             97,500
Deferred revenues                                    164,973            146,789
                                                ------------       ------------

  Total liabilities                               28,722,615         28,390,532
                                                ------------       ------------

Commitments and contingencies (Note 11)

Stockholders' equity:
  Common stock, $0.001 par value,
  6,000,000 shares authorized;
  3,187,333 shares issued and
  outstanding                                   $      3,187       $      3,187
 Additional paid-in-capital                       54,163,397         54,163,397
 Accumulated deficit                             (19,038,644)       (18,372,748)
                                                ------------       ------------

  Total stockholders' equity                      35,127,940         35,793,836
                                                ------------       ------------

  Total liabilities and stockholders'
   equity                                       $ 63,850,555       $ 64,184,368
                                                ============       ============

The accompanying notes are an integral part of these financial statements.

* Reference is made to the Fund's audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on April 15, 1998.



                                                 NTS MORTGAGE INCOME FUND

                                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Three Months Ended                        Six Months Ended
                                                    June 30,                               June 30,

                                             1998           1997                    1998            1997
                                         -----------      -----------           -----------     -----------
REVENUES:
  Lot sales, net of discounts            $ 2,006,441    $      --               $ 3,138,689     $     --
  Cost of sales                            1,479,280           --                 2,352,514           --
                                         -----------      -----------           -----------     -----------

   Gross profit                              527,161           --                   786,175           --

Interest income on affiliated
  mortgage loans receivable                    --             842,493                 --          1,649,230
Fee income on affiliated
  mortgage loans and other
  financial services                           --               4,030                 --              7,709
Recovery of provision for loan
  losses                                       --               --                  382,096           --
Interest income on cash
  equivalents and miscellaneous
  income                                      88,000           10,560               220,981          17,327
                                         -----------      -----------           -----------     ----------

                                             615,161          857,083             1,389,252       1,674,266
                                         -----------      -----------           -----------     -----------

EXPENSES:
 Advisory fee (Note 8)                         --             144,080                 --            287,430
 Selling and general                         141,435             --                 390,370           --
 Selling and general -
   affiliates (Note 8)                       475,180             --                 771,854           --
 Overhead reimbursements
   (Note 8)                                  122,147             --                 195,148           --
 Interest expense                             85,637          328,895               211,838         650,504
 Interest expense - affiliates
    (Note 8)                                  61,019           84,066               124,530         175,751
 Professional and administrative              42,895           62,500                92,014         125,000
 Professional and administrative
   - affiliates (Note 8)                      11,077             --                  24,890            --
 Other taxes and licenses                      4,614            6,515                12,215          13,115
 Depreciation and amortization
   expense                                    38,298           17,285                74,545          34,570
 Loss from investment in
   unconsolidated affiliate                  115,116             --                 157,744            --
                                         -----------      -----------           -----------     -----------

                                           1,097,418          643,341             2,055,148       1,286,370
                                         -----------      -----------           -----------     -----------
Income (loss) before income tax
  expense                                   (482,257)         213,742             (665,896)         387,896

  Income tax expense                           --              (1,850)                 --            (3,700)
                                         -----------      -----------           -----------     -----------

Net income (loss)                        $  (482,257)     $   211,892           $  (665,896)    $   384,196
                                         ===========      ===========           ===========     ===========


Net income (loss) per share of
  common stock                           $     (0.15)     $      0.07           $     (0.21)    $      0.12
                                         ===========      ===========           ===========     ===========

Weighted average number of
shares                                     3,187,333        3,187,333             3,187,333       3,187,333
                                         ===========      ===========           ===========     ===========

 The accompanying notes are an integral part of these financial statements.



                            NTS MORTGAGE INCOME FUND

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                               Six Months Ended
                                                                   June 30,

                                                                 1998              1997
                                                           ------------      ------------

CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
 Net income (loss)                                       $    (665,896)      $    384,196
 Adjustments to reconcile net income (loss) to net
  cash provided by (used for)operating activities:
  Accretion of discount on affiliated mortgage loans
   receivable                                                     --              (76,545)
  Depreciation and amortization expense                         74,545             34,570
  Loss from investment in unconsolidated affiliate             157,744               --
  Changes in assets and liabilities:
   Interest receivable - affiliates                               --              888,047
   Membership initiation fees and other receivables           (333,736)              --
   Notes receivable                                            363,216               --
   Inventory                                                  (318,691)              --
   Other assets                                                (10,928)            11,320
   Accounts payable and accrued expenses                    (1,668,143)           (39,837)
   Lot deposits                                                  9,991               --
   Deferred revenues                                            18,184                449
                                                          ------------       ------------

   Net cash provided by (used for)operating activities      (2,373,714)         1,202,200
                                                          ------------       ------------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
  Principal collections on affiliated mortgage loans
   receivable                                            $      --           $  4,430,033
  Investment in affiliated mortgage loans receivable            --             (4,456,970)
  Property and equipment                                     (140,652)             --
                                                          ------------       ------------

  Net cash used for investing activities                     (140,652)            (26,937)
                                                          ------------       ------------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
  Advances from affiliates                               $     563,669       $      --
  Payments on advances from affiliates                      (1,029,611)             --
  Proceeds from notes payable - affiliates                   1,314,000            860,957
  Payments on notes payable - affiliates                    (2,444,584)        (1,362,466)
  Proceeds from notes payable                               11,794,473            491,799
  Payments on notes payable                                 (8,225,896)        (1,192,500)
  Dividends paid                                                    --           (175,305)
  Other assets                                                (210,429)            36,882
                                                          ------------       -----------

  Net cash provided by (used for)financing activities        1,761,622         (1,340,633)
                                                          ------------       ------------

  Net increase (decrease) in cash and equivalents        $    (752,744)      $   (165,370)

CASH AND EQUIVALENTS, beginning of period                    1,413,445            716,793
                                                          ------------       ------------

CASH AND EQUIVALENTS, end of period                      $     660,701       $    551,423
                                                          ============       ============

The accompanying notes are an integral part of these financial statements.

                            NTS MORTGAGE INCOME FUND

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Fund's 1997 Annual Report on Form 10-K. In the opinion of the Fund's management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three and six months ended June 30, 1998 and 1997.

The results of operations for the interim periods are not necessarily an indication of the results to be expected for the full 1998 fiscal year.

1.     Organization
--     ------------

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



                                                    Six Months Ended
                                                        June 30,
                                                 1998                1997
                                             -------------       -------------
       Lot sales                             $   3,138,689       $   3,536,926
       Cost of sales                            (2,352,514)         (2,538,476)
       Other income (expenses), net             (1,452,071)         (2,093,121)
                                             -------------       -------------

       Net loss                             $     (665,896)      $  (1,094,671)
                                             =============       =============

       Net loss per share of common stock   $        (0.21)      $       (0.34)
                                             =============       =============

       Weighted average number of shares         3,187,333           3,187,333
                                             =============       =============

--     ------------------------

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

2.     Principles of Consolidation and Basis of Presentation
--     -----------------------------------------------------

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

3.     Use of Estimates in Preparation of Financial Statements
--     -------------------------------------------------------

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

4.     Revenue Recognition and Reserves for Loan Losses
--     ------------------------------------------------

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

5.     Inventory
--     ---------

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

--     ---------------------

       Inventory consists of the following:



                                       June 30,             December 31,
                                         1998                  1997
                                      ----------            ----------
       Land held for future
         development, under
         development and
         completed lots              $28,641,592           $28,661,525
       Country club (net of
         membership initiation
         fees)                        17,413,538            17,480,011
       Amenities                       6,181,551             5,776,454
                                      ----------            ----------

                                     $52,236,681           $51,917,990
                                      ==========            ==========

       NTS/LFII and NTS/VA capitalized in inventory approximately $1,000,000 of interest and real estate taxes for the six months ended June 30, 1998. Interest and real estate taxes incurred was approximately $1,277,000.

       Inventory for 1998 as reflected above includes $25,437,122, net of $8,023,584 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club. During the six months ended June 30, 1998, approximately $336,000 of the Fawn Lake Country Club deficit and approximately $187,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory.

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

6.     Investment in Unconsolidated Affiliate
--     --------------------------------------

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

       The net income or net loss of the OLFJV is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of June 30, 1998, the Fund's percentage interest was 50%, and the Fund's investment balance in OLFJV was $4,367,625. The Fund's share of OLFJV's net loss for the three and six months ended June 30, 1998 was $115,116 and $157,744, respectively.

7.     Notes and Mortgage Loans Payable
--     --------------------------------

       Notes and mortgage loans payable consist of the following:

                                                         June 30,   December 31,
                                                          1998           1997
                                                      ----------     ----------
Note  payable to a bank in the amount of
$13,800,000, bearing  interest at the Prime
Rate + 1%, payable monthly,
due December 27, 1997, secured by a collateral
assignment of the Fund's mortgages on Lake Forest
and Fawn Lake, paid
in full on January 7, 1998                         $        --      $  3,607,283

Mortgage loan payable to a bank in the
amount of $10,700,000, bearing interest at
the Prime Rate + 1 1/2%, due December 1,
2002, secured by inventory of NTS/VA,
generally principal payments consist of
approximately 91% of the Gross Receipts of
lot sales, guaranteed by Mr. J. D. Nichols,
Chairman of the Board of the Fund's
Sponsor, up to $3,000,000                             10,345,473       8,005,034

Mortgage loan payable to a bank in the
amount of $8,000,000, bearing interest at
the Prime Rate + 1%, due October 31, 2003,
secured by inventory of NTS/LFII, generally
principal payments consist of approximately
90% of the Gross Receipts of lot sales,
guaranteed by Mr. J. D. Nichols up to 50%
of the credit facility                                 5,629,189           --

Mortgage loan payable to a bank in the
amount of $4,000,000, bearing interest at
the Prime Rate + 1/2%, payable monthly, due
July 31, 2002, secured by the Lake Forest
Country Club and golf course, annual
principal reductions of $300,000 every six
months are guaranteed by NTS Corporation,
the Fund's Sponsor                                     3,540,000       3,950,000

Warehouse Line of Credit Agreements with
three banks bearing interest at the Prime
Rate + 1%, the Prime Rate + 3/4% and the
Prime Rate + 1/2%, due December 15, 1998
($585,148),September 30, 1998 ($2,034,489)
and February 28, 1999 ($491,375), secured
by notes receivable, principal payments
consist of payments received from notes
receivable securing the obligation                     3,111,012       3,495,299

Equipment loan in the amount of $50,180,
bearing interest at a rate of 2.9%, due May
1, 2001, secured by equipment for use at
the Lake Forest Country Club                              48,844           --

                              (Continued next page)

7.     Notes and Mortgage Loans Payable
--     --------------------------------

                                                        June 30,    December 31,
                                                          1998           1997
                                                      ----------       --------

Equipment  loan in the amount of $27,736,
bearing  interest at a rate of 5.94%,
due April 1, 2000, secured by equipment
purchased for use at the Lake Forest
Country Club                                       $      17,488    $     21,970

Equipment loan in the amount of $165,276,
bearing interest at the rate of 8.75%, due
January 14, 1999, secured by golf course
maintenance equipment                                     30,790          60,123

Equipment loan in the amount of $42,435,
bearing interest at the rate of 10.5%, due
October 15, 1999, secured by golf course
maintenance equipment                                     18,484          24,778

Equipment loan in the amount of $34,555,
bearing interest at the rate of 10.5%, due
October 15, 1999, secured by golf course
maintenance equipment                                     14,689          20,063

Equipment loan in the amount of $19,194,
bearing interest at the rate of 10.5%, due
October 15, 1999, secured by golf course
maintenance equipment                                      8,349          11,191
                                                      ----------      ----------
                                                   $  22,764,318    $ 19,195,741
                                                      ==========      ==========

       The Prime Rate was 8 1/2% at June 30, 1998 and December 31, 1997.

       The $585,148 and $491,375 Warehouse Line of Credit agreements are guaranteed by NTS Corporation.

8.     Related Party Transactions
--     --------------------------

       As of June 30, 1998, the Sponsor or an Affiliate owned 97,955 shares of the Fund. The Fund has entered into, or had been subject to in prior periods, the following agreements with various Affiliates of the Sponsor regarding the ongoing operation of the Fund.

       Advisory Agreement
       ------------------

       During  1997,  pursuant  to the  Advisory  Agreement,  the Fund  paid the
       Advisor (NTS Advisory Corporation) a Management Expense Allowance (Advisory Fee) relating to services performed for the Fund in an amount equal to 1% of the Fund's Net Assets, per annum, which amount was increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. The Advisory Fee was $144,080 and $287,430 for the three and six months ended June 30, 1997, respectively. Effective October 1, 1997, the Fund no longer incurs an Advisory Fee but is responsible for the actual general and administrative costs pursuant to certain property management agreements discussed below.

       Property Management Agreements
       ------------------------------

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

--     --------------------------------------

       ------------------------------------------

       NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, and will accrue an incentive payment payable as provided therein.

       Pursuant to the Management Agreements, reimbursements of approximately $475,000 and $772,000 were made to NTS Management or an Affiliate during the three months and six months ended June 30, 1998, respectively, for actual personnel, marketing and administrative costs as they relate to NTS/LFII and NTS/VA. These reimbursements are reflected as Selling and General Affiliates in the accompanying Consolidated Statements of Operations. In addition, reimbursements of approximately $11,000 and $25,000 were made to an Affiliate of the Fund's Sponsor during the three months and six months ended June 30, 1998, respectively, for the actual personnel and administration costs as they relate to the Fund.

       Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Approximately $122,000 and $195,000 was incurred as an Overhead Recovery during the three months and six months ended June 30, 1998, respectively. This amount is classified as Overhead Reimbursements in the accompanying Consolidated Statements of Operations.

       The Management Agreements also call for NTS Management to receive an Incentive Payment, as defined in the Management Agreements, equal to 10% of the Net Cash Flows of the projects. The Incentive Payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Orlando Lake Forest Joint Venture would have been sufficient to enable the Fund to return to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders' Original Capital Contribution, as defined in the Fund's Prospectus. As of June 30, 1998, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of June 30, 1998, no amount had been accrued as an Incentive Payment in the Fund's consolidated financial statements.

       Advances and Notes Payable Affiliates
       -------------------------------------

       NTS/VA had received advances from Affiliates of the Fund's Sponsor, net of repayments, totaling $600,542 as of December 31, 1997. Interest on the advances had accrued at the Prime Rate. The advances were repaid to the Affiliates in the second quarter of 1998. Interest incurred payable to the Affiliates was $10,512 and $21,273 for the three and six months ended June 30, 1998, respectively.

       The Fund has received non-interest bearing advances from an unconsolidated Affiliate of $134,600 as of June 30, 1998. The Fund has received advances from Affiliates of the Fund's Sponsor, net of repayments, totaling $4,178,908 and $5,309,492 as of June 30, 1998 and December 31, 1997, respectively. As of June 30, 1998, the advances bear interest at approximately the Prime Rate and mature May 1, 2006. Interest expense to the Affiliates was $61,019 and $84,066 for the three months ended June 30, 1998 and 1997, and $124,530 and $175,751 for the six
       months ended June 30, 1998 and 1997, respectively.

9.     Income Taxes
--     ------------

       The Fund adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), effective January 1, 1997. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets

--     ------------------------

       and liabilities are determined based on the difference between the Fund's book and tax bases of assets and liabilities and tax carry-forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal tax carry-forwards and temporary differences giving rise to the Fund's deferred taxes consist of tax net operating loss carry-forwards, valuation allowances and differences in inventory basis for book and tax.

       A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on a history of operating losses by its subsidiaries and its expectations for the future, that it is more likely than not that the net deferred tax assets at June 30, 1998 and December 31, 1997, will not be realized.

       As of December 31, 1997, the Fund has a federal net operating loss carryforward of approximately $387,000 expiring in 2012.

10.    Financial Instruments
---    ---------------------

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

11.    Commitments and Contingencies
---    -----------------------------

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

       It is estimated that the country club and homeowners association amenities at the Fawn Lake project will be substantially completed by December 2002. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $3,465,000 to complete the country club and homeowners association amenities for the project. These costs are estimated to be incurred as follows: $150,000 for 1998, $1,485,000 for 1999, $1,430,000 for 2000, zero for 2001 and
       $400,000 for 2002.

12.    Guaranties to the Fund
---    ----------------------

       NTS Guaranty Corporation (the "Guarantor"), an Affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions. As of June 30, 1998, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

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

In December 1997, the Fund acquired all the issued and outstanding common capital stock of NTS/LFII and NTS/VA, effective October 1, 1997, for a nominal purchase price. Concurrent with this transaction, the existing indebtedness of NTS/LFII and NTS/VA to the Fund was converted to equity as of October 1, 1997. This marks the beginning of the Fund's operations focusing solely on the continuing development, operations, marketing and sale of single-family, residential real estate. As a result, the Fund no longer operates as a Real Estate Investment Trust effective January 1, 1997.

Liquidity and Capital Resources
-------------------------------

The Fund's primary source of liquidity had been from the interest earned on the Mortgage Loans and on the Temporary Investments. The Fund's current source of liquidity is primarily the ability of its subsidiaries (to which the Fund formerly had outstanding Mortgage Loans)to draw upon their respective development loans. Additional liquidity is provided by net proceeds retained from residential lot closings by the properties owned by the Fund's subsidiaries and OLFJV in which the Fund has a 50% interest. The various development loans call for principal payments ranging from 67% to 91% of Gross Receipts from lot sales.

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

-------------------------------------------

Operating Activity
------------------

During the six months ended June 30, 1998, cash used by operations was $2,373,314. The Fund used $444,535 for cash expenses in excess of cash revenues. NTS/LFII and NTS/VA used $318,691 of cash to increase inventory. NTS/LFII and NTS/VA provided $29,480 of cash from the collection of initiation fees and other receivables and notes receivable. In addition, payables decreased $1,668,143 while lot deposits and deferred revenues increased $28,175.

Cash provided by operations was $1,202,200 for the six months ended June 30, 1997. This amount includes net income as reported coupled with a decrease in interest receivable from affiliates.

Investing Activity
------------------

During the six months ended June 30, 1998, the Fund was involved in minimal investing activity.

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

Financing Activity
------------------

During the six months ended June 30, 1998, the Fund and its subsidiaries borrowed $11,794,473 from their various lenders. The Fund and its subsidiaries repaid $4,618,613 of their borrowings from lot proceeds generated by NTS/LFII and NTS/VA. In addition, $3,607,283 of borrowings were repaid using proceeds from the NTS/LFII development loan. The Fund and its subsidiaries received $1,877,669 in advances from affiliates and repaid $3,474,195 of notes and advances from affiliates. The affiliated borrowings were repaid primarily using proceeds from the NTS/LFII development loan. The Fund paid $210,429 for loan costs and other assets during the six months ended June 30, 1998.

During the six months ended June 30, 1997, the Fund borrowed $491,799 on its credit facilities. The Fund repaid $1,192,500 of its borrowings using proceeds from loan repayments made by NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company. The Fund borrowed $860,957 from an Affiliate of the Fund's Sponsor. The Fund repaid $1,362,466 of its borrowings from Affiliates using proceeds from loan repayments made by NTS/Lake Forest II Residential Corporation, Orlando Lake Forest Joint Venture and NTS/Virginia Development Company. The Fund paid dividends of $175,305 during the six months ended June 30, 1997.

The Fund's cash and cash equivalents with amounts available from its development loans and notes payable to Affiliates and amounts generated from future operations are expected to be sufficient to meet the Fund's anticipated needs for liquidity and capital resources.

Results of Operations
---------------------

Comparability
-------------

On an overall basis, the Fund lost $665,896 or $0.21 per share of common stock for the six months ended June 30, 1998 and $482,257 or $0.15 per share of common stock for the three months ended June 30, 1998. The historical financial statements are impacted by the Fund's lack of history as a real estate development company, therefore, management believes that the Fund's results of operations for the three and six months ended June 30, 1998, are not comparable with prior years and a discussion comparing these periods is not included.

---------------------------------

Revenues
--------

Revenue for the three months ended June 30, 1998, includes $2 million of lot sales from NTS/LFII and NTS/VA. Cost of sales was $1,480,000 resulting in a gross profit of approximately 26%.

During the three and six months ended June 30, 1997, the Fund's primary revenue source was interest income earned on affiliated mortgage loans. The average outstanding balance of the earning loans was approximately $65,000,000 and the average rate of interest earned by the Fund was approximately 5%.

The Fund had previously written-off a portion of the Phase-In Mortgage Loan to OLFJV regarding Section 2 of that project. During the first quarter of 1998, the Fund collected $382,096 of principal payments related to this loan.

Expenses
--------

During 1997, the operating expenses of the Fund included a Management Expense Allowance (Advisory Fee) of 1% of the Fund's Net Assets, per annum, which was increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. Pursuant to the Advisory Agreement, the Advisory Fee was paid to the Advisor (NTS Advisory Corporation) or its affiliate. The Advisory Fee for the three and six months ended June 30, 1997 was $144,080 and $287,430, respectively. Effective October 1, 1997, the Fund will no longer incur an Advisory Fee but will be responsible for the actual general and administrative costs pursuant to certain property management agreements discussed below.

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

Reimbursements of approximately $486,000 and $800,000 were made to NTS Management or an Affiliate for the three and six months ended June 30, 1998, respectively, for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund.

Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management
Agreements. Approximately $122,000 and $195,000 was incurred as an Overhead Recovery for the three and six months ended June 30, 1998, respectively.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings as well as a factor of the ratio of interest expensed to the total interest incurred. The average interest rate paid by the Fund for the three and six months ended June 30, 1998 and 1997 was approximately 9%. Interest incurred by the Fund was approximately $655,000 and $413,000 for the three months ended June 30, 1998 and 1997, and $1,302,000 and $826,000 for the six months ended June 30, 1998 and 1997, respectively.

---------------------------------

Expenses - Continued
--------------------

Professional and administrative expenses include primarily directors' fees, legal, outside accounting and investor processing fees, printing costs for financial reports and salaries. Selling and general expenses for the three and six months ended June 30, 1998 include advertising, salaries, office supplies, rent and other general expenses related to the operation of NTS/LFII and NTS/VA. Selling and general expenses are zero for the three months and six months ended June 30, 1997 as the Fund did not own NTS/LFII and NTS/VA during these periods.


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

Income tax expense is the Fund's estimated liability for Federal, state, and local income taxes due on the amount of earnings which are in excess of dividends for the three and six months ended June 30, 1997.

Net Income (Loss)
-----------------

The Fund's gross revenues for the six months ended June 30, 1998 increased approximately 98% from 1997 to 1998 (exclusive of an $382,000 recovery on provision for loan losses). This increase is due to the transition from a mortgage REIT that generated its revenues from interest earned on mortgage loans to a real estate development company that generates its revenues primarily from the sale of single-family residential lots. The net loss for the three months ended June 30, 1998 of $482,257 represents a decline from the net income of $213,742 generated for the three months ended June 30, 1997. The net loss for the six months ended June 30, 1998 of $665,896 represents a decline from the net income of $384,196 generated for the six months ended June 30, 1997. In the context of the restructuring of the operations of the Fund from a REIT to a real estate development company, management believes that the results of operations for 1998 are not comparable to the prior year.

Provisions for Write-down to Net Realizable Value
-------------------------------------------------

The Fund periodically reviews the value of land and inventories and determines whether any write-downs need to be recorded to reflect declines in value. The Fund did not record any write-downs during the three and six month periods ended June 30, 1998. The estimated net realizable value of real estate inventories represents management's estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Fund's real estate inventories is dependent upon future events and conditions that may cause actual results to differ from amounts presently estimated.

Year 2000
---------

The Fund has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue, a worldwide problem, is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Fund's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Fund presently believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for the Fund's computer systems. The Fund

---------------------------------

Year 2000 - Continued
---------------------

continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Fund does not expect the costs associated with the resolution of the Year 2000 Issue to have a material effect on its financial position or results of operations. The associated costs will be funded by cash flow from operations or cash reserves. The amounts expensed in the three and six months ended June 30, 1998 and 1997 were immaterial.

Cautionary Statements
---------------------

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


                                                       NTS Mortgage Income Fund
                                                      (Registrant)



                                                        /s/ Richard L. Good
                                                        Richard L. Good
                                                          President



                                                     /s/ Lynda J. Wilbourn
                                                     Treasurer
                                                    Principal Accounting Officer

Date:      August 13, 1998