Form 10-Q
period 1998-09-30
NTS MORTGAGE INCOME FUND
filed 1998-11-17
CIK 841942

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1998


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

                                                             YES  X         NO

As of November 1, 1998 there were approximately 3,187,000 shares of common stock outstanding.

                                TABLE OF CONTENTS


                                                                        Pages

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of September 30, 1998 and
              December 31, 1997                                             3

            Consolidated Statements of Operations
              For the three and nine months ended                           4
              September 30, 1998 and 1997

            Consolidated Statements of Cash Flows
              For the nine months ended                                     5
              September 30, 1998 and 1997

            Notes To Consolidated Financial Statements                   6-13


Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        14-18


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              19
Item 2.     Changes in Securities                                          19
Item 3.     Defaults upon Senior Securities                                19
Item 4.     Submission of Matters to a Vote of Security Holders            19
Item 5.     Other Information                                              19
Item 6.     Exhibits and Reports on Form 8-K                               19


Signatures                                                                 20



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS MORTGAGE INCOME FUND

                           CONSOLIDATED BALANCE SHEETS




                                                   As of              As of
                                               September 30,       December 31,
                                                   1998               1997*
                                               ------------       ------------
ASSETS
Cash and equivalents                           $    760,506       $  1,413,445
Membership initiation fees and other
  accounts receivable                             1,892,891          1,625,489
Notes receivable                                  2,833,386          3,573,162
Inventory                                        53,493,020         51,917,990
Property and equipment, net of accumulated
  depreciation of $187,059 (1998)and $45,788        533,595            452,913
  (1997)
Investment in unconsolidated affiliate
  (Note 6)                                        4,464,705          4,525,369
Other assets                                      1,041,678            676,000
                                               ------------        -----------

  Total assets                                 $ 65,019,781       $ 64,184,368
                                               ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                               $  1,949,837       $  3,040,468
Advances from affiliates (Note 8)                    57,600            600,542
Notes payable - affiliates (Note 8)               5,259,427          5,309,492
Notes and mortgage loans payable                 22,896,627         19,195,741
Lot deposits                                         68,645             97,500
Deferred revenues                                   169,894            146,789
                                               ------------        -----------

  Total liabilities                              30,402,030         28,390,532
                                               ------------        -----------

Commitments and contingencies (Note 11)

Stockholders' equity:
  Common stock, $0.001 par value,
  6,000,000 shares authorized;
  3,187,333 shares issued and
  outstanding                                         3,187              3,187
 Additional paid-in-capital                      54,163,397         54,163,397
 Accumulated deficit                            (19,548,833)       (18,372,748)
                                               ------------       ------------

  Total stockholders' equity                     34,617,751         35,793,836
                                               ------------        -----------

  Total liabilities and stockholders'
   equity                                      $ 65,019,781       $ 64,184,368
                                               ============        ===========

The accompanying notes are an integral part of these financial statements.

* Reference is made to the Fund's audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on April 15, 1998.



                            NTS MORTGAGE INCOME FUND

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three Months Ended                           Nine Months Ended
                                               September 30,                               September 30,
                                            ------------------                           -----------------


                                          1998                1997                 1998                  1997
                                      -----------         ------------          -----------          -----------
REVENUES:
  Lot sales, net of discounts         $ 1,270,092          $        --          $ 4,408,781          $        --
  Cost of sales                           870,874                   --            3,223,388                   --
                                      -----------          -----------          -----------          -----------

   Gross profit                           399,218                   --            1,185,393                   --

Interest income on affiliated
  mortgage loans receivable                    --              967,896                   --            2,617,126
Fee income on affiliated
  mortgage loans and other
  financial services                           --                  250                   --                7,959
Recovery of provision for loan
  losses                                       --            1,500,000              382,096            1,500,000
Interest income on cash
  equivalents and miscellaneous
  income                                  116,637                7,993              337,618               25,320
                                      -----------          -----------          -----------          -----------

                                          515,855            2,476,139            1,905,107            4,150,405
                                      -----------          -----------          -----------          -----------

EXPENSES:
 Advisory fee (Note 8)                         --              131,520                   --              418,950
 Selling and general                      369,552                   --              954,697                   --
 Selling and general -
   affiliates (Note 8)                    268,859                   --              845,939                   --
 Overhead reimbursements
   (Note 8)                               117,418                   --              312,566                   --
 Interest expense                          93,872              319,764              305,710              970,268
                                                                                                     ===========
 Interest expense - affiliates
    (Note 8)                              103,964               88,153              228,494              263,904
 Professional and administrative           34,093               72,621              126,112              197,621
 Professional and administrative
   - affiliates (Note 8)                   13,241                   --               38,131                   --
 Other taxes and licenses                  20,250                5,895               32,465               19,010
 Depreciation and amortization
   expense                                 51,869               19,233              126,414               53,803
 (Income) loss from investment
   in unconsolidated affiliate            (47,080)              24,555              110,664               24,555
                                      -----------          -----------          -----------          -----------

                                        1,026,038              661,741            3,081,192            1,948,111
                                      -----------          -----------          -----------          -----------
Income (loss) before income tax
  expense                                (510,183)           1,814,398           (1,176,085)           2,202,294

  Income tax expense                           --               (2,650)                  --               (6,350)
                                      -----------          -----------          -----------          -----------

Net income (loss)                     $  (510,183)         $ 1,811,748          $(1,176,085)         $ 2,195,944
                                      ===========          ===========          ===========          ===========


Net income (loss) per share of
  common stock                        $     (0.16)         $      0.57          $     (0.37)         $      0.69
                                      ===========          ===========          ===========          ===========

Weighted average number of
shares                                  3,187,333            3,187,333            3,187,333            3,187,333
                                      ===========          ===========          ===========          ===========

 The accompanying notes are an integral part of these financial statements.



                            NTS MORTGAGE INCOME FUND

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Nine Months Ended
                                                                              September 30,

                                                                      1998                  1997
                                                                   -----------          -----------

CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES
 Net income (loss)                                                $ (1,176,085)        $  2,195,944
 Adjustments to reconcile net income (loss) to net
  cash provided by (used for)operating activities:
  Accretion of discount on affiliated mortgage loans
   receivable                                                               --              (95,932)
  Depreciation and amortization expense                                126,414               53,803
  Loss from investment in unconsolidated affiliate                     110,664               24,555
  Recovery on provision for loan losses                                     --           (1,500,000)
  Changes in assets and liabilities:
   Interest receivable - affiliates                                         --              480,778
   Membership initiation fees and other receivables                   (267,402)                  --
   Notes receivable                                                    739,776                   --
   Inventory                                                        (1,575,030)                  --
   Other assets                                                       (228,182)              16,020
   Accounts payable                                                 (1,090,631)              36,473
   Lot deposits                                                        (28,855)                  --
   Deferred revenues                                                    23,105                  199
                                                                  ------------         ------------

   Net cash provided by (used for)operating activities              (3,366,226)           1,211,840
                                                                  ------------         ------------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
  Principal collections on affiliated mortgage loans
   receivable                                                               --            9,299,287
  Investment in affiliated mortgage loans receivable                        --           (5,700,037)
  Purchase of property and equipment                                  (133,043)                  --
                                                                  ------------         ------------

  Net cash provided by (used for) investing activities                (133,043)           3,599,250
                                                                  ------------         ------------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
  Advances from affiliates                                             563,669                   --
  Payments on advances from affiliates                              (1,106,611)                  --
  Proceeds from notes payable - affiliates                           2,424,519            1,142,041
  Payments on notes and mortgage loans payable -
   affiliates                                                       (2,474,584)          (1,597,466)
  Proceeds from notes and mortgage loans payable                    13,853,022              510,913
  Payments on notes payable                                        (10,152,136)          (5,074,694)
  Dividends paid                                                            --             (175,305)
  Other assets                                                        (211,549)              40,366
  Capital contribution to unconsolidated affiliate                     (50,000)                  --
                                                                  ------------         ------------

  Net cash provided by (used for) financing activities               2,846,330           (5,154,145)
                                                                  ------------         ------------

  Net decrease in cash and equivalents                                (652,939)            (343,055)

CASH AND EQUIVALENTS, beginning of period                           1, 413,445              716,793
                                                                  ------------         ------------

CASH AND EQUIVALENTS, end of period                               $    760,506         $    373,738
                                                                  ============         ============

The accompanying notes are an integral part of these financial statements

                            NTS MORTGAGE INCOME FUND

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Fund's 1997 Annual Report on Form 10-K. In the opinion of the Fund's management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three and nine months ended September 30, 1998 and 1997.

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



                                                  Nine Months Ended
                                                     September 30,
                                                  -----------------

                                               1998                  1997
                                          -------------        -------------
Lot sales                                 $   4,408,781        $   5,294,148
Cost of sales                                (3,223,388)          (3,847,956)
Recovery of provision for loan
 losses                                         382,096            1,500,000
Other income (expenses), net                 (2,743,574)          (2,823,473)
                                          -------------         ------------

Net loss                                  $  (1,176,085)       $     122,719
                                          =============         ============

Net loss per share of common stock        $       (0.37)       $        0.04
                                          =============         ============

Weighted average number of shares             3,187,333            3,187,333
                                          =============         ============

       ------------------------

       The unaudited pro forma information assumes the acquisitions occurred January 1, 1997 and, accordingly, includes adjustments for interest income on affiliated mortgage loans receivable, interest expense, certain administrative costs and income taxes. The unaudited pro forma financial data is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition of NTS/LFII and NTS/VA been consummated at the beginning of the period presented.

2.     Use of Estimates in Preparation of Financial Statements
       -------------------------------------------------------

       The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.     Revenue Recognition and Reserves for Loan Losses
       ------------------------------------------------

       The Fund and its subsidiaries recognize revenue and related costs from lot sales using the accrual method in accordance with generally accepted accounting principles, which is when payment has been received and title, possession and other attributes of ownership have been transferred to the buyer, and the Fund and its subsidiaries are not obligated to perform significant activities after the sale. The Fund and its subsidiaries generally require a minimum down payment of at least 10% of the sales price of the lot.

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

4.     Inventory
       ---------

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

       ---------------------

       Inventory consists of the following:



                                     September 30,         December 31,
                                         1998                  1997
                                     -------------         ------------

          Land held for future
          development, under
          development and
          completed lots             $28,689,413           $28,661,525

          Country clubs (net of
          membership initiation
          fees)                       17,940,259            17,480,011

          Amenities                    6,863,348             5,776,454
                                      ----------            ----------

                                     $53,493,020           $51,917,990
                                      ==========            ==========


       NTS/LFII and NTS/VA capitalized in inventory approximately $1,534,000 of interest and real estate taxes for the nine months ended September 30, 1998. Interest and real estate taxes incurred were approximately $1,879,000.

       Inventory for 1998, as reflected above, includes $26,057,476, net of $8,117,217 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club. During the nine months ended September 30, 1998, approximately $454,000 of the Fawn Lake Country Club deficit and approximately $284,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory.

       Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from membership sales for a period not to exceed 12 years from the date of the agreement (ending 2003). The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $2,300,000 which is expected to be offset by member initiation fees.

5.     Investment in Unconsolidated Affiliate
       --------------------------------------

       Effective as of August 16, 1997, the Fund became a partner in the Orlando Lake Forest Joint Venture (OLFJV). The other partners in OLFJV are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are Affiliates of and are under common control with the Fund's Sponsor. OLFJV will continue to operate under its current legal name as the Orlando Lake Forest Joint Venture.

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

       The net income or net loss of the OLFJV is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of September 30, 1998, the Fund's percentage interest was 50%, and the Fund's investment balance in OLFJV was $4,464,705. The Fund's share of OLFJV's net income (loss) for the three and nine months ended September 30, 1998 was $47,080 and $(110,664), respectively.

6.   Notes and Mortgage Loans Payable
     --------------------------------

     Notes and mortgage loans payable consist of the following:

                                                   September 30,   December 31,
                                                       1998           1997
                                                   -------------   ------------

     Mortgage loan payable to a bank in the
     amount of $10,700,000, bearing interest at
     the Prime Rate + 1 1/2%, due December 1,
     2002, secured by inventory of NTS/VA,
     generally principal payments consist of
     approximately 91% of the Gross Receipts of
     lot sales, guaranteed by Mr. J. D. Nichols,
     Chairman of the Board of the Fund's
     Sponsor, up to $3,000,000                    $ 10,057,969    $  8,005,034

     Mortgage loan payable to a bank in the
     amount of $8,000,000, bearing interest at
     the Prime Rate + 1%, due October 31, 2003,
     secured by inventory of NTS/LFII, generally
     principal payments consist of approximately
     90% of the Gross Receipts of lot sales,
     guaranteed by Mr. J. D. Nichols up to 50%
     of the credit facility                          6,491,197           --

     Mortgage loan payable to a bank in the
     amount of $4,000,000, bearing interest at
     the Prime Rate + 1/2%, payable monthly, due
     July 31, 2002, secured by the Lake Forest
     Country Club and golf course, annual
     principal reductions of $300,000 every six
     months are guaranteed by NTS Corporation,
     the Fund's Sponsor                              3,360,000       3,950,000

     Warehouse Line of Credit Agreements with
     three banks bearing interest at the Prime
     Rate + 1%, the Prime Rate + 3/4% and the
     Prime Rate + 1/2%, due December 15, 1998
     ($557,549),September 30, 1999 ($1,681,022)
     and February 28, 1999 ($489,166), secured
     by notes receivable, principal payments
     consist of payments received from notes
     receivable securing the obligation              2,727,737       3,495,299

     Note payable to a bank in the amount of
     $13,800,000, bearing interest at the Prime
     Rate + 1%, payable monthly, due December
     27, 1997, secured by a collateral
     assignment of the Fund's mortgages on Lake
     Forest and Fawn Lake, paid in full on
     January 7, 1998                                    --           3,607,283

     Mortgage loan payable to a bank, bearing
     interest at the Prime Rate + 1%, due August
     4, 1999, secured by land, guaranteed by NTS
     Corporation                                       150,000           --



                              (Continued next page)

                                                    September 30,   December 31,
                                                        1998           1997
                                                    ------------    -----------

     Equipment loan in the amount of $50,180,
     bearing interest at a rate of 2.9%, due
     May 1, 2001, secured by equipment for use at
     the Lake Forest Country Club                   $   44,818       $   --

     Equipment loan in the amount of $27,736,
     bearing interest at a rate of 5.94%, due
     April 1, 2000, secured by equipment
     purchased for use at the Lake Forest
     Country Club                                       15,196         21,970

     Equipment loan in the amount of $165,276,
     bearing interest at the rate of 8.75%, due
     January 14, 1999, secured by golf course
     maintenance equipment                              15,623         60,123

     Equipment loan in the amount of $42,435,
     bearing interest at the rate of 10.5%, due
     October 15, 1999, secured by golf course
     maintenance equipment                               15,212        24,778

     Equipment loan in the amount of $34,555,
     bearing interest at the rate of 10.5%, due
     October 15, 1999, secured by golf course
     maintenance equipment                               12,004        20,063

     Equipment loan in the amount of $19,194,
     bearing interest at the rate of 10.5%, due
     October 15, 1999, secured by golf course
     maintenance equipment                                6,871        11,191
                                                    -----------   -----------
                                                    $22,896,627   $19,195,741
                                                    ===========   ===========

       The Prime Rate was 8.25% at September 30, 1998 and 8.5% at December 31, 1997.

       The $557,549 and $489,166 Warehouse Line of Credit agreements are guaranteed by NTS Corporation.

7.     Related Party Transactions
       --------------------------

       As of September 30, 1998, the Sponsor or an Affiliate owned 105,955 shares of the Fund. The Fund has entered into, or had been subject to in prior periods, the following agreements with various Affiliates of the Sponsor regarding the ongoing operation of the Fund.

       Advisory Agreement
       ------------------

       During  1997,  pursuant  to the  Advisory  Agreement,  the Fund  paid the
       Advisor (NTS Advisory Corporation) a Management Expense Allowance (Advisory Fee) relating to services performed for the Fund in an amount equal to 1% of the Fund's Net Assets, per annum, which amount was increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. The Advisory Fee was $131,520 and $418,950 for the three and nine months ended September 30, 1997, respectively. Effective October 1, 1997, the Fund no longer incurs an Advisory Fee but is responsible for the actual general and administrative costs pursuant to certain property management agreements discussed below.

       --------------------------------------

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

       Pursuant to the Management Agreements, reimbursements of approximately $269,000 and $846,000 were made to NTS Management or an Affiliate during the three months and nine months ended September 30, 1998, respectively, for actual personnel, marketing and administrative costs as they relate to NTS/LFII and NTS/VA. These reimbursements are reflected as Selling and General - Affiliates in the accompanying Consolidated Statements of Operations. In addition, reimbursements of approximately $13,000 and $38,000 were made to an Affiliate of the Fund's Sponsor during the three months and nine months ended September 30, 1998, respectively, for the actual personnel and administration costs as they relate to the Fund.

       Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Approximately $117,000 and $313,000 was incurred as an Overhead Recovery during the three months and nine months ended September 30, 1998, respectively. The amounts are classified as Overhead Reimbursements in the accompanying Consolidated Statements of Operations.

       The Management Agreements also call for NTS Management to receive an Incentive Payment, as defined in the Management Agreements, equal to 10% of the Net Cash Flows of the projects. The Incentive Payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Orlando Lake Forest Joint Venture would have been sufficient to enable the Fund to return to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders' Original Capital Contribution, as defined in the Fund's Prospectus. As of September 30, 1998, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of September 30, 1998, no amount had been accrued as an Incentive Payment in the Fund's consolidated financial statements.

       Advances and Notes Payable Affiliates
       -------------------------------------

       NTS/VA had received advances from Affiliates of the Fund's Sponsor, net of repayments, totaling $600,542 as of December 31, 1997. Interest on the advances had accrued at the Prime Rate. The advances were repaid to the Affiliates in the second quarter of 1998. Interest incurred to the Affiliates was $0 and $21,273 for the three and nine months ended September 30, 1998, respectively.

       The Fund has received non-interest bearing advances, net of repayments, from an unconsolidated Affiliate of $57,600 as of September 30, 1998. The Fund has received advances from Affiliates of the Fund's Sponsor, net of repayments, totaling $5,259,427 and $5,309,492 as of September 30, 1998 and December 31, 1997, respectively. As of September 30, 1998, the advances bear interest at approximately the Prime Rate and mature May 1, 2006. Interest expense to the Affiliates was $103,964 and $88,153 for the three months ended September 30, 1998 and 1997, respectively, and $228,494 and $263,904 for the nine months ended September 30, 1998 and 1997, respectively.

8.     Income Taxes
       ------------

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

       A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on a history of operating losses by its subsidiaries and its expectations for the future, that it is more likely than not that the net deferred tax assets at September 30, 1998 and December 31, 1997, will not be realized.

       As of December 31, 1997, the Fund has a federal net operating loss carryforward of approximately $387,000 expiring in 2012.

9.     Financial Instruments
       ---------------------

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

10.    Commitments and Contingencies
       -----------------------------

       NTS/LFII  and  NTS/VA  have  various  letters  of credit  outstanding  to governmental agencies and utility companies totaling approximately $2,341,000. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

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

11.    Guaranties to the Fund
       ----------------------

       NTS Guaranty Corporation (the "Guarantor"), an Affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions. As of September 30, 1998, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

       ----------------------------------

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

In August 1997, the Fund entered into an Amended and Restated Joint Venture Agreement evidencing the Fund's admission as a partner in OLFJV. The Fund contributed its interest in the principal of the first mortgage loan on the Orlando Lake Forest project and obtained a 50% interest in OLFJV.

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

-------------------------------------------

Operating Activity
------------------

During the nine months ended September 30, 1998, cash used for operations was $3,366,226. The Fund used $1,167,189 for cash expenses in excess of cash revenues. NTS/LFII and NTS/VA used $1,575,030 of cash to increase inventory. NTS/LFII and NTS/VA provided $472,374 of cash from the collection of initiation fees and other receivables and notes receivable. In addition, payables decreased $1,090,631 while lot deposits and deferred revenues decreased $5,750.

Cash provided by operations was $1,211,840 for the nine months ended September 30, 1997. This amount includes net income as reported coupled with a decrease in interest receivable from affiliates.

Investing Activity
------------------

During the nine months ended September 30, 1998, the Fund was involved in minimal investing activity.

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

Financing Activity
------------------

During the nine months ended September 30, 1998, the Fund and its subsidiaries borrowed $13,853,022 from their various lenders. The Fund and its subsidiaries repaid $6,544,853 of their borrowings from lot proceeds generated by NTS/LFII and NTS/VA. In addition, $3,607,283 of borrowings were repaid using proceeds from the NTS/LFII development loan. The Fund and its subsidiaries received $2,988,188 in advances from affiliates and repaid $3,581,195 of notes and advances from affiliates. The affiliated borrowings were repaid primarily using proceeds from the NTS/LFII development loan. The Fund paid $211,549 for loan costs and other assets during the nine months ended September 30, 1998.

During the nine months ended September 30, 1997, the Fund borrowed $510,913 on its credit facilities. The Fund repaid $5,074,694 of its borrowings using proceeds from loan repayments made by NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company. The Fund borrowed $1,142,041 from an Affiliate of the Fund's Sponsor. The Fund repaid $1,597,466 of its borrowings from Affiliates using proceeds from loan repayments made by NTS/Lake Forest II Residential Corporation, Orlando Lake Forest Joint Venture and NTS/Virginia Development Company. The Fund paid dividends of $175,305 during the nine months ended September 30, 1997.

The Fund's cash and cash equivalents with amounts available from its development loans and notes payable to Affiliates and amounts generated from future operations are expected to be sufficient to meet the Fund's anticipated needs for liquidity and capital resources.

Results of Operations
---------------------

Comparability
-------------

On an overall basis, the Fund had a net loss of $1,176,085 or $0.37 per share of common stock for the nine months ended September 30, 1998 and $510,183 or $0.16 per share of common stock for the three months ended September 30, 1998. The historical financial statements are impacted by the Fund's lack of history as a real estate development company, therefore, management believes that the Fund's results of operations for the three and nine months ended September 30, 1998, are not comparable with prior years and a discussion comparing these periods is not included.

---------------------------------

Revenues
--------

Revenue for the nine months ended September 30, 1998 includes approximately $4,400,000 of lot sales from NTS/LFII and NTS/VA. Cost of sales was approximately $3,200,000 resulting in a gross profit of approximately 27%. Revenue for the three months ended September 30, 1998 includes approximately $1,300,000 of lot sales from NTS/LFII and NTS/VA. Cost of sales was approximately $900,000 resulting in a gross profit of approximately 30%.

During the three and nine months ended September 30, 1997, the Fund's primary revenue source was interest income earned on affiliated mortgage loans. The average outstanding balance of the earning loans was approximately $65,000,000 and the average rate of interest earned by the Fund was approximately 5%.

The Fund had previously written-off a portion of the Phase-In Mortgage Loan to OLFJV regarding Section 2 of that project. During the first quarter of 1998, the Fund collected $382,096 of principal payments related to this loan.

Expenses
--------

During 1997, the operating expenses of the Fund included a Management Expense Allowance (Advisory Fee) of 1% of the Fund's Net Assets, per annum, which was increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. Pursuant to the Advisory Agreement, the Advisory Fee was paid to the Advisor (NTS Advisory Corporation) or its affiliate. The Advisory Fee for the three and nine months ended September 30, 1997 was $131,520 and $418,950, respectively. Effective October 1, 1997, the Fund will no longer incur an Advisory Fee but will be responsible for the actual general and administrative costs pursuant to certain property management agreements discussed below.

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

Reimbursements of approximately $282,000 and $884,000 were made to NTS Management or an Affiliate for the three and nine months ended September 30, 1998, respectively, for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund.

Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management
Agreements. Approximately $117,000 and $313,000 was incurred as an Overhead Recovery for the three and nine months ended September 30, 1998, respectively.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund and its subsidiaries borrowings as well as a factor of the ration of interest expensed to the total interest incurred.

Professional and administrative expenses include primarily directors' fees, legal, outside accounting and investor processing fees, printing costs for financial reports and salaries. Selling and general expenses for the three and nine months ended September 30, 1998 include advertising, office supplies, rent and other general expenses related to the operation of NTS/LFII and NTS/VA. Selling and general expenses are zero for the three months and nine months ended September 30, 1997 as the Fund did not own NTS/LFII and NTS/VA during these periods.

---------------------------------

Expenses - Continued
--------------------

Depreciation expense relates to equipment used for development activity which is being depreciated over 5-7 years. Amortization expense relates primarily to loan costs which are being amortized over the life of the related loan.

No benefit for income taxes was provided during 1998 as the Fund has recorded a valuation allowance equal to the amount of the benefit. The Fund has determined that it is more likely than not that the net deferred tax asset will not be realized.

Income tax expense is the Fund's estimated liability for Federal, state, and local income taxes due on the amount of earnings which are in excess of dividends for the three and nine months ended September 30, 1997.

Net Income (Loss)
-----------------

The Fund's gross revenues for the nine months ended September 30, 1998 increased approximately 79% from 1997 to 1998 (exclusive of an $382,000 and $1,500,000 recovery on provision for loan losses for 1998 and 1997 respectively). This increase is due to the transition from a mortgage REIT that generated its revenues from interest earned on mortgage loans to a real estate development company that generates its revenues primarily from the sale of single-family residential lots. The net loss for the three months ended September 30, 1998 of $510,183 represents a decline from the net income of $1,811,748 generated for the three months ended September 30, 1997. The net loss for the nine months ended September 30, 1998 of $1,176,085 represents a decline from the net income of $2,195,944 generated for the nine months ended September 30, 1997. In the context of the restructuring of the operations of the Fund from a REIT to a real estate development company, management believes that the results of operations for 1998 are not comparable to the prior year.

Provisions for Write-down to Net Realizable Value
-------------------------------------------------

The Fund periodically reviews the value of land and inventories and determines whether any write-downs need to be recorded to reflect declines in value. The Fund did not record any write-downs during the three and nine month periods ended September 30, 1998. The estimated net realizable value of real estate inventories represents management's estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Fund's real estate inventories is dependent upon future events and conditions that may cause actual results to differ from amounts presently estimated.

Year 2000
---------

All divisions of NTS, the sponsor of the Fund, are reviewing the effort necessary to prepare our information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separate from the Year 2000 since the Sponsor saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, needed to be replaced by a windows based network system both for our headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California has been selected to supercede PILOT. The Yardi system is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational by the third quarter of 1999.

---------------------------------

Year 2000
---------

The few remaining systems not addressed by these conversions are being modified by our in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of our new network. It will be retained as long as necessary to assure smooth operations and has been upgraded to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since we had already identified the need to move to a network based system regardless of the Year 2000. The costs involved will be approximately $115,000 over 1998 and 1999. These costs include hardware, software, internal staff and outside consultants.

We are also currently addressing the Year 2000 readiness of third parties whose business interruption could have a material negative impact on our business. All significant vendors have indicated that they will be compliant by the end of 1999. Such assurances are being evaluated and documented.

Management has determined that at our current state of readiness, the need does not presently exist for a contingency plan. We will continue to evaluate the need for such a plan.

Despite diligent preparation, unanticipated third-party failures, more general public infrastructure failures or failure to successfully conclude our remediation efforts as planned could have a material adverse impact on our results of operations, financial conditions and/or cash flows in 1999 and beyond.

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

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings
              -----------------

              None

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

                                   SIGNATURES
                                   ----------


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


                                                    NTS Mortgage Income Fund
                                                    ------------------------
                                                           (Registrant)




                                                    /s/Richard L. Good
                                                    ------------------
                                                    Ricard L. Good
                                                    President



                                                    /s/Lynda J. Wilbourn
                                                    --------------------
                                                    Lynda J. Wilbourn
                                                    Vice President
                                                    Principal Accounting Officer



Date: November 16, 1998