Form 10-Q/A
period 1998-12-21
NTS MORTGAGE INCOME FUND
filed 1998-12-21
CIK 841942

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D. C. 20549


                                   FORM 10-Q/A

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1998
                               ------------------------------------------------

                                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    -----------------------

Commission File Number                         0-18550
                      --------------------------------------------------------
                           NTS MORTGAGE INCOME FUND
          (Exact name of registrant as specified in its charter)


             Delaware                                      61-1146077
---------------------------------                 ----------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                       Identification No.)

     10172 Linn Station Road
     Louisville, Kentucky                                    40223
---------------------------------                 ----------------------------
(Address of principal executive                            (Zip Code)
offices)

Registrant's telephone number,
including area code:                                    (502) 426-4800
                                                  ----------------------------

                                Not Applicable
------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                        YES  X         NO
                                                            ---          ---
As of November 1, 1998 there were approximately 3,187,000 shares of common stock outstanding.

                                TABLE OF CONTENTS
                                -----------------


                                                                          Pages
                                                                          -----

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of September 30, 1998 and
              December 31, 1997                                             3

            Consolidated Statements of Operations
              For the three and nine months ended
              September 30, 1998 and 1997                                   4

            Consolidated Statements of Cash Flows
              For the nine months ended
              September 30, 1998 and 1997                                   5

            Notes To Consolidated Financial Statements                   6-13


Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        14-18


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              19
Item 2.     Changes in Securities                                          19
Item 3.     Defaults upon Senior Securities                                19
Item 4.     Submission of Matters to a Vote of Security Holders            19
Item 5.     Other Information                                              19
Item 6.     Exhibits and Reports on Form 8-K                               19


Signatures                                                                 20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS MORTGAGE INCOME FUND
                            ------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                                                             As of              As of
                                                                         September 30,      December 31,
                                                                              1998              1997*
                                                                          -------------     ------------
ASSETS
Cash and equivalents                                                        $    760,506   $  1,413,445
Membership initiation fees and other
  accounts receivable                                                          1,892,891      1,625,489
Notes receivable                                                               2,833,386      3,573,162
Inventory                                                                     53,493,020     51,917,990
Property and equipment, net of accumulated
  depreciation of $187,059 (1998)and $45,788                                     533,595        452,913
                                                                                                  (1997)
Investment in unconsolidated affiliate
  (Note 6)                                                                     4,464,705      4,525,369
Other assets                                                                   1,041,678        676,000
                                                                            ------------   ------------

  Total assets                                                              $ 65,019,781   $ 64,184,368
                                                                            ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                            $  1,949,837   $  3,040,468
Advances from affiliates (Note 8)                                                 57,600        600,542
Notes payable - affiliates (Note 8)                                            5,259,427      5,309,492
Notes and mortgage loans payable                                              22,896,627     19,195,741
Lot deposits                                                                      68,645         97,500
Deferred revenues                                                                169,894        146,789
                                                                            ------------   ------------

  Total liabilities                                                           30,402,030     28,390,532
                                                                            ------------   ------------

Commitments and contingencies (Note 11)

Stockholders' equity:
  Common stock, $0.001 par value,
  6,000,000 shares authorized;
  3,187,333 shares issued and
  outstanding                                                                      3,187          3,187
 Additional paid-in-capital                                                   54,163,397     54,163,397
 Accumulated deficit                                                         (19,548,833)   (18,372,748)
                                                                            ------------   ------------

  Total stockholders' equity                                                  34,617,751     35,793,836
                                                                            ------------   ------------

  Total liabilities and stockholders'
   equity                                                                   $ 65,019,781   $ 64,184,368
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


                            NTS MORTGAGE INCOME FUND
                            ------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------



                                     Three Months Ended            Nine Months Ended
                                       September 30,                 September 30,
                                  -------------------------   --------------------------

                                      1998          1997          1998          1997
                                  -----------   -----------   -----------   ------------
REVENUES:
  Lot sales, net of discounts     $ 1,270,092     $      --   $ 4,408,781     $      --
  Cost of sales                       870,874            --     3,223,388            --
                                  -----------   -----------   -----------   -----------

   Gross profit                       399,218            --     1,185,393            --

Interest income on affiliated
  mortgage loans receivable                --       967,896            --     2,617,126
Fee income on affiliated
  mortgage loans and other
  financial services                       --           250            --         7,959
Recovery of provision for loan
  losses                                   --     1,500,000       382,096     1,500,000
Interest income on cash
  equivalents and miscellaneous
  income                              116,637         7,993       337,618        25,320
                                  -----------   -----------   -----------   -----------

                                      515,855     2,476,139     1,905,107     4,150,405
                                  -----------   -----------   -----------   -----------

EXPENSES:
 Advisory fee (Note 8)                     --       131,520            --       418,950
 Selling and general                  369,552            --       954,697            --
 Selling and general -
   affiliates (Note 8)                268,859            --       845,939            --
 Overhead reimbursements
   (Note 8)                           117,418            --       312,566            --
 Interest expense                      93,872       319,764       305,710       970,268
 Interest expense - affiliates
    (Note 8)                          103,964        88,153       228,494       263,904
 Professional and administrative       34,093        72,621       126,112       197,621
 Professional and administrative
   - affiliates (Note 8)               13,241            --        38,131            --
 Other taxes and licenses              20,250         5,895        32,465        19,010
 Depreciation and amortization
   expense                             51,869        19,233       126,414        53,803

 (Income) loss from investment
   in unconsolidated affiliate        (47,080)    3,731,782       110,664     3,731,782
                                  -----------   -----------   -----------   -----------

                                    1,026,038     4,368,968     3,081,192     5,655,338
                                  -----------   -----------   -----------   -----------
Income (loss) before income tax
  expense                            (510,183)   (1,892,829)   (1,176,085)   (1,504,933)


  Income tax expense                       --        (2,650)           --        (6,350)
                                  -----------   -----------   -----------   -----------


Net income (loss)                 $  (510,183)  $(1,895,479)  $(1,176,085)  $(1,511,283)
                                  ===========   ===========   ===========   ===========

Net income (loss) per share of
 common stock                    $     (0.16)  $     (0.59)  $     (0.37)  $     (0.47)
                                  ===========   ===========   ===========   ===========


Weighted average number of
shares                              3,187,333     3,187,333     3,187,333     3,187,333
                                  ===========   ===========   ===========   ===========

 The accompanying notes are an integral part of these financial statements.


                            NTS MORTGAGE INCOME FUND
                            ------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                              -----------------------
                                                                               1998            1997
                                                                              ------          ------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES

 Net income (loss)                                                          $ (1,176,085)  $(1,511,283)

 Adjustments to reconcile net income (loss) to net
  cash provided by (used for)operating activities:
  Accretion of discount on affiliated mortgage loans
   receivable                                                                         --       (95,932)
  Depreciation and amortization expense                                          126,414        53,803

  Loss from investment in unconsolidated affiliate                               110,664     3,731,782

  Recovery on provision for loan losses                                               --    (1,500,000)
  Changes in assets and liabilities:
   Interest receivable - affiliates                                                   --       480,778
   Membership initiation fees and other receivables                             (267,402)           --
   Notes receivable                                                              739,776            --
   Inventory                                                                  (1,575,030)           --
   Other assets                                                                 (228,182)       16,020
   Accounts payable                                                           (1,090,631)       36,473
   Lot deposits                                                                  (28,855)           --
   Deferred revenues                                                              23,105           199
                                                                            ------------   -----------

   Net cash provided by (used for)operating activities                        (3,366,226)    1,211,840
                                                                            ------------   -----------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
  Principal collections on affiliated mortgage loans
   receivable                                                                         --     9,299,287
  Investment in affiliated mortgage loans receivable                                  --    (5,700,037)
  Purchase of property and equipment                                            (133,043)           --
                                                                            ------------   -----------

  Net cash provided by (used for) investing activities                          (133,043)    3,599,250
                                                                            ------------   -----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
  Advances from affiliates                                                       563,669            --
  Payments on advances from affiliates                                        (1,106,611)           --
  Proceeds from notes payable - affiliates                                     2,424,519     1,142,041
  Payments on notes and mortgage loans payable -
   affiliates                                                                 (2,474,584)   (1,597,466)
  Proceeds from notes and mortgage loans payable                              13,853,022       510,913
  Payments on notes payable                                                  (10,152,136)   (5,074,694)
  Dividends paid                                                                      --      (175,305)
  Other assets                                                                  (211,549)       40,366
  Capital contribution to unconsolidated affiliate                               (50,000)           --
                                                                            ------------   -----------

  Net cash provided by (used for) financing activities                         2,846,330    (5,154,145)
                                                                            ------------   -----------

  Net decrease in cash and equivalents                                          (652,939)     (343,055)

CASH AND EQUIVALENTS, beginning of period                                     1, 413,445       716,793
                                                                            ------------   -----------

CASH AND EQUIVALENTS, end of period                                         $    760,506   $   373,738
                                                                            ============   ===========

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


                                        Nine Months Ended
                                         September 30,
                                    -------------------------
                                       1998          1997
                                    -----------   -----------
Lot sales                           $ 4,408,781   $ 5,294,148
Cost of sales                        (3,223,388)   (3,847,956)
Recovery of provision for loan
 losses                                 382,096     1,500,000
Other income (expenses), net         (2,743,574)   (2,823,473)
                                    -----------   -----------

Net loss                            $(1,176,085)  $   122,719
                                    ===========   ===========

Net loss per share of common stock  $     (0.37)  $      0.04
                                    ===========   ===========

Weighted average number of shares     3,187,333     3,187,333
                                    ===========   ===========

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

       ---------------------

       Inventory consists of the following:


                                             September 30,         December 31,
                                                 1998                  1997
                                              -----------          -------------
Land held for future
 development, under
 development and
 completed lots                               $28,689,413           $28,661,525
Country clubs (net of
 membership initiation
 fees)                                         17,940,259            17,480,011
Amenities                                       6,863,348             5,776,454
                                               ----------            ----------

                                              $53,493,020           $51,917,990
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

       --------------------------------------------------


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


6.     Notes and Mortgage Loans Payable
       --------------------------------

       Notes and mortgage loans payable consist of the following:

                                            September 30,    December 31,
                                                1998            1997
                                            -------------   -------------
Mortgage loan payable to a bank in the
amount of $10,700,000, bearing interest at
the Prime Rate + 1 1/2%, due December 1,
2002, secured by inventory of NTS/VA,
generally principal payments consist of
approximately 91% of the Gross Receipts of
lot sales, guaranteed by Mr. J. D. Nichols,
Chairman of the Board of the Fund's
Sponsor, up to $3,000,000                    $10,057,969    $8,005,034

Mortgage loan payable to a bank in the
amount of $8,000,000, bearing interest at
the Prime Rate + 1%, due October 31, 2003,
secured by inventory of NTS/LFII, generally
principal payments consist of approximately
90% of the Gross Receipts of lot sales,
guaranteed by Mr. J. D. Nichols up to 50%
of the credit facility                         6,491,197          --

Mortgage loan payable to a bank in the
amount of $4,000,000, bearing interest at
the Prime Rate + 1/2%, payable monthly, due
July 31, 2002, secured by the Lake Forest
Country Club and golf course, annual
principal reductions of $300,000 every six
months are guaranteed by NTS Corporation,
the Fund's Sponsor                             3,360,000     3,950,000

Warehouse Line of Credit Agreements with
three banks bearing interest at the Prime
Rate + 1%, the Prime Rate + 3/4% and the
Prime Rate + 1/2%, due December 15, 1998
($557,549),September 30, 1999 ($1,681,022)
and February 28, 1999 ($489,166), secured
by notes receivable, principal payments
consist of payments received from notes
receivable securing the obligation             2,727,737     3,495,299

Note payable to a bank in the amount of
$13,800,000, bearing interest at the Prime
Rate + 1%, payable monthly, due December
27, 1997, secured by a collateral
assignment of the Fund's mortgages on Lake
Forest and Fawn Lake, paid in full on
January 7, 1998                                       --     3,607,283

Mortgage loan payable to a bank, bearing
interest at the Prime Rate + 1%, due August
4, 1999, secured by land, guaranteed by NTS
Corporation                                      150,000          --


                              (Continued next page)

       --------------------------------------------

                                              September 30,     December 31,
                                                  1998             1997
                                              ------------      ------------
Equipment loan in the amount of $50,180,
bearing interest at a rate of 2.9%, due
May 1, 2001, secured by equipment for use at
the Lake Forest Country Club                  $    44,818     $     --

Equipment loan in the amount of $27,736,
bearing interest at a rate of 5.94%, due
April 1, 2000, secured by equipment
purchased for use at the Lake Forest
Country Club                                       15,196       21,970

Equipment loan in the amount of $165,276,
bearing interest at the rate of 8.75%, due
January 14, 1999, secured by golf course
maintenance equipment                              15,623       60,123

Equipment loan in the amount of $42,435,
bearing interest at the rate of 10.5%, due
October 15, 1999, secured by golf course
maintenance equipment                              15,212       24,778

Equipment loan in the amount of $34,555,
bearing interest at the rate of 10.5%, due
October 15, 1999, secured by golf course
maintenance equipment                              12,004       20,063

Equipment loan in the amount of $19,194,
bearing interest at the rate of 10.5%, due
October 15, 1999, secured by golf course
maintenance equipment                               6,871       11,191
                                              -----------  -----------
                                              $22,896,627  $19,195,741
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

---------------------

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


                                                      NTS Mortgage Income Fund
                                                            (Registrant)
                                                  ------------------------------


                                                   /s/ Richard L. Good
                                                  ------------------------------
                                                   Richard L. Good
                                                   President


                                                  /s/ Lynda J. Wilbourn
                                                  ------------------------------
                                                   Lynda J. Wilbourn
                                                   Treasurer
                                                   Principal Accounting Officer






Date: December 21, 1998