Form 10-K
period 1998-12-31
NTS MORTGAGE INCOME FUND
filed 1999-04-01
CIK 841942

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998
                                             OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-18550


                          NTS MORTGAGE INCOME FUND
             (Exact name of registrant as specified in its charter)

           Delaware                                     61-1146077
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

  10172 Linn Station Road,
  Louisville, Kentucky                                   40223
(Address of principal                                  (Zip Code)
 executive offices)

Registrant's telephone number, including area code:  (502) 426-4800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                             Shares of Common Stock
                                (Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       YES  [X]      NO

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

Total Pages: 54

                                TABLE OF CONTENTS


                                                                           Pages
PART I

Items 1 and 2         Business and Properties                                3-6
Item  3               Legal Proceedings                                        6
Item  4               Submission of Matters to a Vote of Security Holders      6


                                     PART II

Item  5               Market for the Registrant's Shares and Related
                        Stockholder Matters                                  7-8
Item  6               Selected Financial Data                                  9
Item  7               Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                10-20
Item  8               Financial Statements and Supplementary Data          21-45
Item  9               Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure                   46


                                    PART III

Item  10              Directors and Executive Officers of the Registrant   47-49
Item  11              Executive Compensation                                  49
Item  12              Security Ownership of Certain Beneficial Owners and
                        Management                                         49-50
Item  13              Certain Relationships and Related Transactions       50-52

                                     PART IV

Item  14              Exhibits, Financial Statement Schedules, and Reports
                        on Form 8-K                                           53


Signatures                                                                    54

                                     PART I

Items 1. and 2. Business and Properties
---------------------------------------

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

NTS Mortgage Income Fund (the "Fund"), a Delaware corporation, was formed on September 26, 1988. The Fund operated as a real estate investment trust (REIT) under the Internal Revenue Code of 1986 (the "Code"), as amended from inception through December 31, 1996. The acquisition of the capital stock of NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company, which is discussed below, has caused the Fund to change its tax status to a "C" corporation under the Code as of January 1, 1997. NTS Corporation was the sponsor of the Fund (the "Sponsor") through September 30, 1997. NTS Advisory Corporation is the advisor to the Fund (the "Advisor") and NTS Residential Management Company is the manager of the operations of the Fund's wholly-owned subsidiaries (NTS Management). NTS Advisory and NTS Management are Affiliates of and are under common control with NTS Corporation.

The Fund's objectives as originally described in the Prospectus were to (i) preserve and protect capital; (ii) distribute cash flow on a regular basis as it was available; and (iii) increase the value of the Fund's Net Assets and the Shares through receipt of Incentive Interest or Gross Receipts Interest and, to a lesser extent, through the acquisition, operation and disposition of Real Estate Investments. Incentive Interest is defined as the Fund's share in the Increase in Value of a property securing a Mortgage Loan and was to be payable in connection with Mortgage Loans secured by Real Estate not held for sale in the ordinary course of business. Gross Receipts Interest is defined as an amount equal to a specified percentage of the Affiliated Borrower's Gross Receipts from the sale of the underlying Real Estate received during the term of the Mortgage Loan and was to be payable in connection with Mortgage Loans secured by Real Estate held for sale in the ordinary course of business. It was not an objective of the Fund to provide tax-sheltered income.

As discussed below, effective October 1, 1997, the Fund no longer had investments in Mortgage Loans. Prior to October 1, 1997, the Fund's primary investments were Mortgage Loans. The Fund's investments at September 30, 1997 were as follows:

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

---------------------------------------------------

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

The Fund consummated the restructuring contemplated by the Letter of Intent by acquiring all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA effective as of October 1, 1997, for a nominal purchase price. The acquisition was closed pursuant to (i) an Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and its shareholders, NTS/VA and certain of its shareholders, NTS Corporation, the Advisor, and NTS Management, and (ii) an Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and certain shareholders of NTS/VA and NTS Corporation.

NTS/LFII is the owner and developer of the Lake Forest North single-family residential community located in Louisville, Kentucky, and will continue to own and develop the Lake Forest North project to completion and orderly sale as a wholly-owned subsidiary of the Fund. As of December 31, 1998, approximately 530 of 726 total acres have been developed and approximately 52% of the total projected lots to be developed have been sold.

NTS/VA is the owner and developer of the Fawn Lake single-family residential community located near Fredericksburg, Virginia, and will continue to own and develop the Fawn Lake project to completion and orderly sale as a wholly-owned subsidiary of the Fund. NTS/Residential Properties, Inc. - Virginia, a Virginia corporation and an Affiliate of the Sponsor of the Fund, will continue to act as a broker and agent for NTS/VA for the sale of lots within the Fawn Lake project, and as broker and agent for approved builders in the Fawn Lake project for the sale of new homes. As of December 31, 1998, approximately 1,200 of 2,825 total acres have been developed and approximately 26% of the total projected lots to be developed have been sold.

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

The Fund, as the sole shareholder of NTS/LFII and NTS/VA, controls the ongoing operations of the Lake Forest North and Fawn Lake projects. The ongoing operation and management of the Lake Forest North and Fawn Lake projects is now conducted by NTS Management under the terms of (i) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the Management Agreements). The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, and will accrue an incentive payment payable as provided therein.

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

---------------------------------------------------

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

The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of December 31, 1998 and 1997, the Fund's percentage interest was 50% and the Fund's share of the Joint Venture's net income (loss) for year ended December 31, 1998 and from August 16, 1997 (when the Fund was admitted as a partner) through December 31, 1997 was ($247,879) and $106,667 respectively.

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

The business of the Fund is not seasonal.

The Fund initially used the proceeds of the offering primarily to make Residential Land Development Loans to Affiliated Borrowers. Mortgage Loans were secured by a lien on the Borrower's real estate or by other REIT qualifying security approved by the Board of Directors, including, without limitation, by an interest in the Borrower or by a similar security interest.

Transactions entered into between the Fund, the Advisor and its Affiliates, and NTS Management and its Affiliates are subject to an inherent conflict of interest. The Affiliated Directors of the Fund and the Advisor may have faced certain conflicts of interest in enforcing the rights of the Fund against any Affiliated Borrower; however, the Board of Directors feels that it has fulfilled all of its duties in enforcing the fund's rights.

---------------------------------------------------

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


Item 3. Legal Proceedings
-------------------------

In July 1994, the Fund was named as a defendant in a complaint originally filed by Jeno Paulucci & Silver Lakes I, Inc. in August 1992 against NTS Corporation (the Fund's Sponsor) and various Affiliates of the Fund's Sponsor. The lawsuit was settled during the first quarter of 1997. The terms of the settlement agreement are confidential; however, the settlement did not have a material impact on the Fund's financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Fund did not submit any matters to a vote of its security holders during the quarter ended December 31, 1998.

                                     PART II

Item 5. Market for the Registrant's Shares and Related Stockholder Matters
--------------------------------------------------------------------------

The selling price of the Shares was $20 per Share. The Fund's Shares are freely transferable but are not listed or included for quotation on a national securities exchange. As of March 1, 1999, there were 3,678 record holders of the Fund's Shares. Cash dividends declared varied based upon the date of Stockholder admittance. Dividends in 1996 represent a return on invested capital of 0.95%. The amount of dividends declared was based on net taxable income earned per year. No dividends were declared during 1998 and 1997.

Dividends per share for the year ended December 31, 1996 were declared as follows:

                   First Quarter                       $ .045

                   Second Quarter                        .045

                   Third Quarter                         .045

                   Fourth Quarter                        .055
                                                       ------

                                                       $ .190
                                                       ======

The Fund operated as a real estate investment trust during 1996. The Fund was a "C" corporation effective January 1, 1997.

The following table presents that portion of the Fund's dividends that represent a return of capital under Generally Accepted Accounting Principals (GAAP) for the year ended December 31, 1996.

                                                            1996
                                                            ----

           Net Income (Loss)                              $850,309

           Dividends Declared                             $605,601

           Return of Capital (GAAP Basis)                 $  --
                                                          ========

The Fund used tax-reporting accounting in applying the REIT-qualifying test that requires 95% of taxable income to be paid out in dividends for the year ended December 31, 1996.

The following table presents that portion of the Fund's dividends that represent a return of capital under tax-reporting accounting.

                                                                 1996
                                                                 ----

        Net Taxable Income                                     $631,114

        Dividends Declared                                     $605,601

        Return of Capital (Tax Basis)                          $   --
                                                               ========

Item 5. Market for the Registrant's Shares and Related Stockholder Matters -
----------------------------------------------------------------------------
        Continued
        ---------

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


Item 6. Selected Financial Data
-------------------------------

Years ended December 31, 1998, 1997, 1996, 1995 and 1994. (1)

                                                                         1998          1997         1996        1995        1994
                                                                         ----          ----         ----        ----        ----

Inventory                                                            $ 53,264,438  $ 51,917,990 $     --    $     --    $    --
                                                                     ============  ============ =========== =========== ===========
Affiliated Mortgage Loans Receivable,
Net (3)                                                              $     --      $    --      $66,287,764 $63,655,706 $50,583,397
                                                                     ============  ============ =========== =========== ===========

Total Assets                                                         $ 65,552,757  $ 64,184,368 $68,745,709 $65,511,633 $51,264,380
                                                                     ============  ============ =========== =========== ===========

Total Notes Payable (6)                                              $ 28,850,539  $ 24,505,233 $18,801,517 $16,034,873 $ 1,936,528
                                                                     ============  ============ =========== =========== ===========

Total Revenues and Other (4)                                         $  2,628,950  $  4,678,937 $ 3,304,995 $ 2,884,652 $ 2,985,004

Total Expenses (2)                                                      4,098,561    18,385,887   2,454,686   2,026,318   1,202,833
                                                                        ---------    ----------   ---------   ---------   ---------
Net Income (Loss)                                                    $ (1,469,611) $(13,706,950)$   850,309 $   858,334 $ 1,782,171
                                                                     ============  ============ =========== =========== ===========
Weighted Average Number
  of Shares                                                             3,187,333     3,187,333   3,187,333   3,187,333   3,187,333
                                                                        =========     =========   =========   =========   =========
Net Income per Share of
  Common Stock                                                       $       (.46) $      (4.30)$       .27 $       .27 $       .56
                                                                     ============  ============ =========== =========== ===========
Taxable Income (Loss)
  (prior to dividend paid
  deduction) (5)                                                     $     --      $   (387,081)$   631,114 $   672,098 $ 1,540,323
                                                                     ============  ============ =========== =========== ===========
Taxable Income (Loss)
  (prior to dividend paid
  deduction)per Share of                                             $     --      $       (.12)$       .20 $       .21 $       .48
  Common Stock                                                       ============  ============ =========== =========== ===========

Cash Dividends Declared
                                                                     $     --      $     --     $   605,601 $   643,841 $ 1,466,166
                                                                     ============  ============ =========== =========== ===========
Cash Dividends Declared
  per Share of Common
  Stock                                                              $     --      $     --     $       .19 $       .20 $       .46
                                                                     ============  ============ =========== =========== ===========


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

(3) Represents the carrying amount of the mortgage loans, which is equal to their face amount less unamortized commitment fees and unaccreted discounts. The 1996, 1995 and 1994 balances are net of an allowance for loan losses of $1,500,000, $1,553,397 and $1,638,855, respectively.

(4) Revenues for 1997 include approximately $370,000 of gross profit from lot sales generated by NTS/LFII and NTS/VA from October 1, 1997 (the date of acquisition) through December 31, 1997. Prior to October 1, 1997, the Fund's primary source of revenues was interest income earned on affiliated mortgage loans.

(5) See Note 11 of the Notes to Consolidated Financial Statements for an explanation of differences between net income and taxable income.

(6) The balances presented as notes payable include notes payable to third parties and notes payable to affiliates.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
        Results of Operations
        ---------------------

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

In December 1997, the Fund acquired all the issued and outstanding common capital stock of NTS/LFII and NTS/VA, effective October 1, 1997, for a nominal purchase price. Concurrent with this transaction, the existing indebtedness of NTS/LFII and NTS/VA to the Fund was converted to equity as of October 1, 1997. This marked the beginning of the Fund's operations focusing solely on the continuing development, operations, marketing and sale of single-family, residential real estate. As a result, the Fund no longer operates as a Real Estate Investment Trust.

Reference is made to Notes 3 and 4 of the Notes to Financial Statements for further information regarding these investments and acquisitions.

Liquidity and Capital Resources
-------------------------------

Prior to October 1, 1997, the Fund's primary source of liquidity had been from the interest earned on the Mortgage Loans and on the Temporary Investments. The Fund's current source of liquidity is primarily the ability of its subsidiaries (to which the Fund formerly had outstanding Mortgage Loans) to draw upon their respective development loans. Additional liquidity is provided by net proceeds retained from residential lot closings by the properties owned by the Fund's subsidiaries and OLFJV in which the Fund has a 50% interest. The various development loans call for principal payments ranging from 67% to 91% of Gross Receipts from lot sales.

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

-------------------------------------------

The Fund consummated the restructuring as described in the Letter of Intent by acquiring all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA effective as of October 1, 1997, for a nominal purchase price. Concurrent with this transaction, the existing indebtedness of NTS/LFII and NTS/VA to the Fund was converted to equity. The acquisition was closed pursuant to (i) an Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and its shareholders, NTS/VA and certain of its shareholders, NTS Corporation, NTS Advisory Corporation, a Kentucky corporation and Advisor to the Fund (the Advisor) and NTS Residential Management Company, a Kentucky corporation (NTS Management), and (ii) an Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and certain shareholders of NTS/VA and NTS Corporation. The Advisor and NTS Management are Affiliates of and are under common control with NTS Corporation.

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

The Fund, as the sole shareholder of NTS/LFII and NTS/VA controls the ongoing operations of the Lake Forest North and Fawn Lake projects. The ongoing operation and management of the Lake Forest North and Fawn Lake projects is conducted by NTS Management under the terms of (i) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the Management Agreements). The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, will be entitled to an Overhead Recovery, and will accrue an incentive payment payable all as provided therein.

Reimbursements of approximately $1,439,000 and $527,000 were made to NTS Management or an Affiliate during the year ended December 31, 1998 and the period from October 1, 1997 through December 31, 1997, respectively. These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LF II and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals rendering services full time and on site at the residential projects, with respect to the residential projects but who are not on site and with respect to the residential projects but who have multiple residential project responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. These reimbursements are included within Selling, General and Administrative - Affiliated in the accompanying Statements of Operations.

-------------------------------------------

In addition to the expense reimbursement noted above, NTS Management is also entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the year ended December 31, 1998 was $496,174 and $106,473 for the period October 1, 1997 through December 31, 1997. These amounts are classified as Selling, General and Administrative - Affiliated in the accompanying Statements of Operations.

Reference is made to Note 9 of the Notes to Financial Statements for a breakdown of these related party charges.

The Management Agreements also call for NTS Management to potentially receive an Incentive Payment, as defined in the Management Agreements, equal to 10% of the Net Cash Flows of the projects. The Incentive Payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS VA and the Fund's share of the cash flow of the Orlando Lake Forest Joint Venture would have been sufficient to enable the Fund to have returned to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders' Original Capital Contribution. As of December 31, 1998, the
Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31 ,1998, no amount had been accrued as an Incentive Payment in the Fund's consolidated financial statements.

The terms of the restructuring and of the Management Agreements were negotiated on behalf of the Fund by a committee of the Fund's Board of Directors (the Special Committee) consisting only of the Independent Directors. The Special Committee believes that the terms of the restructuring and of the Management Agreements are at least as favorable to the Fund as could have been obtained from unrelated third parties under the circumstances.

On December 30, 1997, NTS/VA closed on development financing for the Fawn Lake project committed by an unaffiliated bank. The $10,700,000 revolving credit facility is currently anticipated to provide funds for the continued development and operations of the Fawn Lake project through December 1, 2002, the maturity of the credit facility. Mr. J. D. Nichols, Chairman of the Board of the Fund's Sponsor and of the Fund, has individually guaranteed the repayment of up to $3,000,000 of the credit facility (See Financing Activity).

The credit facility bears interest at the Prime Rate + 1 1/2%, payable monthly, and principal payments generally equal 91% of the Gross Receipts from the sale of lots at the Fawn Lake project. In addition, the total outstanding principal amount must be brought to within the following levels by the applicable date:

                  December 31, 1999                      $9,300,000
                  December 31, 2000                      $7,800,000
                  December 31, 2001                      $5,900,000
                  December  1, 2002                      $4,500,000

The loan balance was $9,581,963 as of December 31, 1998.

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

-------------------------------------------

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

The net worth of NTS/LFII cannot be allowed to decrease by 20% or more throughout the term of the agreement. The loan balance was $6,113,434 as of December 31, 1998.

NTS/LFII is also encumbered by a mortgage loan in the amount of $4,000,000 (with an outstanding balance of $3,250,000 as of December 31, 1998) from an unaffiliated lender which is secured by a first mortgage on the Lake Forest Country Club and golf course (approximately 176 acres of residential land and improvements thereon). The note bears interest at the Prime Rate + 1/2%, payable monthly. Principal payments totaling $300,000 are due twice a year, February through July and August through January. The primary source of principal payments will be initiation fees received. The loan is guaranteed by the Fund's Sponsor.

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

The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of December 31, 1998 and 1997, the Fund's percentage interest was 50% and the Fund's investment balance in the Joint Venture was $4,462,990 and $4,525,369 as of December 31, 1998 and 1997 respectively. The Fund's share of the Joint Venture's net income (loss) from the year ended December 31, 1998 from August 16, 1997 (when the Fund was admitted as a partner) through December 31, 1997 was ($247,879) and $106,667, respectively.

On September 30, 1997, the principal balance outstanding of $3,214,647 on the Fund's Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture was paid in full.

In July 1994, the Fund was named as a defendant in a complaint originally filed by Jeno Paulucci & Silver Lakes I, Inc. in August 1992 against NTS Corporation (the Fund's Sponsor) and various Affiliates of the Fund's Sponsor. The lawsuit was settled in the first quarter of 1997. The terms of the settlement agreement are confidential; however, the settlement did not have a material impact on the Fund's financial position or results of operations.

-------------------------------------------

Key elements of the Consolidated Statements of Cash Flows:

                                              1998          1997        1996
                                              ----          ----        ----
Net cash provided by (used for)
operating activities                      $(3,152,180) $   459,795  $   392,077

Net cash provided by (used for)
investing activities                         (446,334)   3,626,775   (2,463,586)
                                           -----------  -----------  ----------

Net cash flows from operating and
investing activities                        (3,598,514)   4,086,570  (2,071,509)

Net cash provided by (used for)
financing activities                         3,246,678   (3,389,918)  2,252,615
                                           -----------  -----------  ----------
Net increase (decrease) in cash and cash
equivalents                               $  (351,836) $   696,652  $   181,106
                                           ===========  ===========  ==========

Operating Activity
------------------

Cash used for operating activities was approximately $3,152,000 for the year ended December 31, 1998. The primary components of the use of cash for operating activities were a net loss of approximately $1,470,000, a decrease in accounts payable of approximately $949,000 and net additions to inventory of approximately $1,346,000.

Cash provided by operations was approximately $460,000 for the year ended December 31, 1997. The Fund received approximately $71,000 from cash revenues in excess of cash expenses. The Fund received approximately $481,000 in interest receivable payments from affiliates. NTS/LFII and NTS/VA used approximately $790,000 of cash to increase inventory. NTS/LFII and NTS/VA provided approximately $540,000 of cash from collection of initiation fees and other receivables and notes receivable during the period October 1, 1997 through December 31, 1997. In addition, payables increased approximately $159,000.

Cash provided by operations was approximately $392,000 during the year ended December 31, 1996. This amount was driven by net income as reported offset by increases in interest receivable from affiliates.

Investing Activity
------------------

Cash used for investing activities was approximately $446,000 for the year ended December 31, 1998. The primary components of the use of cash for investing activities were an additional capital contribution to an unconsolidated affiliate of $186,000 and capital additions, primarily at the Lake Forest North and Fawn Lake golf operations of approximately $261,000.

During the year ended December 31, 1997, the Fund received repayment on three mortgage loans and two temporary investments in the aggregate principal amount of approximately $9,299,000. Repayments on mortgage loans were generally equal to approximately 83% of the Gross Receipts received on lot sales less closing costs. The Fund made investments in three mortgage loans and one temporary investment in the aggregate principal amount of approximately $5,700,000.

During the year ended December 31, 1996, the Fund received repayment on four mortgage loans and two temporary investments in the aggregate principal amount of approximately $8,099,000. The repayments on mortgage loans were generally equal to approximately 83% of the Gross Receipts received on lot sales less closing costs. The Fund made investments in three mortgage loans and one temporary investment in the aggregate principal amount of approximately $10,563,000.

Financing Activity
------------------

Cash provided by financing activities was approximately $3,247,000 for the year ended December 31, 1998. The primary components of the cash provided by financing activities were net borrowings on notes payable relating to the development loans for Lake Forest North and Fawn Lake projects of approximately $3,565,000, net borrowings on notes payable to affiliates of approximately $781,000 which were used primarily to fund activities of the Fawn Lake project and repayment of advances to affiliates of approximately $601,000 which were initially used to fund development costs at the Fawn Lake project.

Cash used for financing activities was approximately $3,390,000 for the year ended December 31, 1997. During the year ended December 31, 1997, the Fund and its subsidiaries borrowed approximately $8,516,000 from their various lenders. The Fund and its subsidiaries repaid approximately $2,380,000 of their borrowings from lot proceeds generated by NTS/LFII, NTS/VA and OLFJV. In addition, approximately $9,425,000 of borrowings were repaid using proceeds from the NTS/VA and OLFJV development loans. The Fund and its subsidiaries also borrowed approximately $2,436,000 from Affiliates of the Fund's Sponsor. They repaid approximately $1,651,000 of these borrowings primarily from loan repayments made by OLFJV during the period from January 1, 1997 though August 15, 1997.

Cash provided by financing activities was approximately $2,253,000 for the year ended December 31, 1996. During the year ended December 31, 1996, the Fund borrowed approximately $1,202,000 from its various lenders. The Fund repaid approximately $1,075,000 of its borrowings primarily from loan repayments made by NTS/LFII. In addition, the Fund borrowed approximately $4,077,000 from an Affiliate of the Fund's Sponsor. The Fund repaid approximately $1,438,000 of these affiliated borrowings primarily from loan repayments made by OLFJV.

The Fund declared dividends of approximately $606,000 for the year ended December 31, 1996. Total dividends declared provided Stockholders with an annualized return of 0.95%. No dividends were declared in 1998 or 1997. The Fund paid dividends of approximately $0, $175,000 and $469,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

Management's projection for Fawn Lake indicates the development will reach the maximum funding level allowed by the current development loan of $10.7 million during 1999 and in fact require additional funding to achieve its development plan which includes projected 1999 sales of $6.5 million. The current development loan is secured by the inventory of the Fawn Lake Project, an approximately $2 million letter of credit issued by a third party lender with the Fawn Lake lender stated as the beneficiary, and a $3 million guarantee by Mr. J.D. Nichols. Management's projections indicate the outstanding debt balance as of December 31, 1999 will be approximately $12.1 million. Management's present plans and actions include (1) approaching the Fawn Lake lender and requesting that the loan agreement be modified to allow the outstanding balance to remain at the loan maximum of $10.7 Million as opposed to the contractually required maximum of $9.3 million as of December 31, 1999, (2) obtaining approval and additional funding from the Lake Forest North lender thereby allowing Fawn Lake to utilize such funds for development purposes and (3) borrowing additional funds from an affiliate via the loan agreement between the affiliate and the Mortgage Income Fund. Although management believes that it will be successful in such negotiations, there can be no assurances that these third party lenders will approve of management's plans and intentions for the Fawn Lake Project. However, if management is unsuccessful in that effort, consideration will be given to implementing an alternative development plan.

Results of Operations
---------------------

Comparability
-------------

On an overall basis, the Fund experienced net income/(loss) of approximately $(1.5) million, $(13.7) million, $850,000 or $(.46), $(4.30) and $.27 per share of  common  stock  for the  years  ended  December  31,  1998,  1997  and  1996, respectively. In the context of the restructuring and acquisitions which occurred during the fourth quarter of 1997, comparisons of results of operations are complex. The fourth quarter 1997 charge relating to the acquisition of NTS/LFII and NTS/VA and the adjustment of the carrying value of the Fund's investment in OLFJV also represent significant items which complicated year-to-year comparisons.

The historical financial statements are also impacted by the Fund's lack of history as a real estate development company, therefore, management believes that certain areas of the Fund's results of operations for 1998 and the fourth quarter of 1997 are not comparable with prior years and a discussion comparing these periods is not included.

Revenues
--------

Revenue for the year ended December 31, 1998 includes $8.1 million in lot sales consisting of approximately $5.9 million and $2.2 million from the Lake Forest North and Fawn Lake projects, respectively. Cost of sales of approximately $6.2 million resulted in a gross profit margin of approximately 23%. During this period 136 lots were sold for an average selling price of $59,272. The decrease in the average sales price compared to the period October 1, 1997 through December 31, 1997 is primarily attributable to the sale of an entire lot section to a single home builder in the Fawn Lake project during 1998.

Revenue for the year ended December 31, 1997 includes $1.6 million of lot sales consisting of approximately $1.4 million and $200,000 from the Lake Forest North and Fawn Lake projects, respectively, for the period from October 1, 1997 (when the Fund acquired the stock of these entities) to December 31, 1997. Cost of sales was $1.2 million resulting in a gross profit of approximately 23%. During this period 21 lots were sold for an average selling price of $76,202.

During 1996 and for the nine months ended September 30, 1997, the Fund's primary revenue source was interest income earned on affiliated mortgage loans. The average  outstanding  balances of the earning loans  increased from  $62,878,000
(1996) to $63,600,000 (1997). The average interest rate earned by the Fund for the years ended December 31, 1997 and 1996 was approximately 5.5% and 5.1%, respectively, of the average outstanding loan balances.

Commitment fees paid at loan closings were amortized over the life of the loan using the interest method. Letter of credit fees were amortized over the term of the letter of credit. Fee income on mortgage loans and financial services is the amount of commitment fees and letter of credit fees being amortized for the period. Commitment fee income was recognized in 1996 only.

During the year ended December 31, 1998, the Fund realized approximately $382,000 of proceeds from a loan previously made to the Orlando Lake Forest project during the time the Fund operated as a REIT. This loan was written off by the Fund prior to its investment in the Orlando Lake Forest Joint Venture. The Fund had previously established a $1,500,000 loan loss reserve regarding a Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture. During the third quarter 1997, the Fund received 100% of the amount due on this loan and determined the loan loss reserve was no longer needed.

Interest income on cash equivalents and miscellaneous income includes interest income earned from short-term investments made by the Fund with cash reserves for each of the three years in the period ended December 31, 1998, as well as interest earnings on notes receivable for the fiscal year ended December 31, 1998 and for the period from October 1, 1997 through December 31, 1997.

---------------------------------

--------------------

Net income using generally accepted accounting principles (GAAP) was $850,309 and using tax-reporting accounting (TRA) was $631,114 for the year ended December 31, 1996. The difference between GAAP income and TRA income was due primarily to the treatment of loan discount accretion, loan commitment fee income, letters of credit income, Supplemental Interest income and provision for loan losses. GAAP requires that discounts on mortgage loan receivables be recognized as an adjustment to yield over the estimated life of the loan; for tax purposes the discount is recognized as income when the proceeds are received. GAAP requires that loan commitment fee income be recognized as income over the term of the related loans; for tax purposes the fees are recognized as income when received. GAAP requires that income received from letters of credit be recognized on a straight-line basis over the term of the letter of credit (typically one year); for tax purposes, this income is recognized as income when received. For GAAP purposes, Gross Receipts Interest was reported as earned on the accrual basis of accounting; for tax purposes 50% of the amount of Gross Receipts Interest earned was credited against Supplemental Interest Income paid in prior years. For GAAP purposes, a provision for loan losses is recognized when the fair value of the asset is less than the carrying value of the asset; for tax purposes, a provision for loan losses is allowed when the debt becomes worthless within the taxable year. TRA income was used in applying the REIT-qualifying test that requires 95% of taxable income to be paid out in dividends. (See Note 11 of the Notes to Consolidated Financial Statements).

Expenses
--------

For years prior to 1998, operating expenses of the Fund include a Management Expense Allowance (Advisory Fee) of 1% of the Fund's Net Assets, per annum, which could be increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. Pursuant to the Advisory Agreement, the Advisory Fee was paid to the Advisor (NTS Advisory Corporation) or its affiliate. Effective July 1, 1994, the Fund's Mortgage Loans to NTS/VA and NTS/LFII were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee was reduced $100,000 for the year 1996 and $75,000 for the year ended December 31, 1997.

The Advisory Fee for the years ended December 31, 1997 and 1996 was $418,950 and $544,776, respectively. Increases and decreases in the Advisory Fee generally correspond directly to increases and decreases in the Fund's Net Assets. Effective October 1, 1997, the Fund no longer incurs an Advisory Fee but is responsible for the actual general and administrative costs pursuant to certain property management agreements discussed below.

The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Residential Management (NTS Management) under the terms of (i) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the Management Agreements). NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of the Fund's Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, will be entitled to an Overhead Recovery, and will accrue an incentive payment payable all as provided therein.

---------------------------------

Expenses - Continued
--------------------

The expenses related to the Property Management agreement are presented as selling, general and administrative - Affiliated on the accompanying consolidated statements of operations. As defined in the Management Agreements, the expenses are classified in two ways, Expense Recovery and Overhead Recovery. The expense recovery included direct and pro-rated costs incurred in the management and operation of NTS/LF II and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects, with respect to the residential projects but who are not on site and with respect to the residential projects but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project.

Reimbursements for Expense Recovery of approximately $1,439,000 and $527,000 were made to NTS Management or an Affiliate during the year ended December 31, 1998 and the period from October 1, 1997 through December 31, 1997, respectively, for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund.

During 1998, the Fund elected to forego the Expense Recovery portion of the Management Agreements relative to NTS/VA. NTS/VA pays expenses directly as incurred rather than allowing NTS Management to pay expenses initially and then make reimbursement to NTS Management. Therefore selling, general and administrative expenses include those costs incurred directly by NTS/VA for marketing related activities.

Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements.

For the year ended December 31, 1998 and the period from inception (October 1, 1997) through December 31, 1997, Overhead Recovery incurred was approximately $496,000 and $106,000, respectively.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings and its subsidiaries borrowings.

Selling, general and administrative expenses also include directors' fees, legal, outside accounting, other investor related cost.

For years prior to 1998, selling, general and administrative expenses include primarily directors' fees, legal, outside accounting and investor processing fees, and printing costs for financial reports.

The increase in expenses for the year ended December 31, 1997, is due primarily to increased professional fees related to the Fund's acquisitions and loan restructurings discussed in Part 1, Items 1. and 2. of this Form 10-K.

Depreciation expense relates to equipment used for development activity which is being depreciated over five to seven years. Amortization expense relates primarily to loan costs which are being amortized over the life of the related loan.

No benefit for income taxes was provided during 1998 or 1997 as the Fund has recorded a valuation allowance equal to the amount of the recorded benefit. The Fund has determined that it is more likely than not that the net deferred tax asset will not be realized. See Note 11 to the Fund's Consolidated Financial Statements for a discussion of the components of the deferred tax asset.

---------------------------------

--------------------

Income tax expense is the Fund's estimated liability for Federal, state, and local income taxes due on the amount of earnings which are in excess of dividends for the period for the year ended December 31, 1996.

The Fund had a net book loss of approximately $13,707,000 for the year ended December 31, 1997, which includes a non-cash charge of approximately $11,600,000 related to the acquisition of NTS/LFII and NTS/VA and an adjustment to the carrying value of the Fund's investment in the OLFJV of approximately $3,707,000.

Generally Accepted Accounting Principles required that the acquisitions of NTS/LFII and NTS/VA be recorded at fair market value on the day of acquisition. The application of these principles resulted in a non-cash charge of approximately $11,600,000 during the fourth quarter of 1997. In addition, the Fund's investment in an unconsolidated affiliate should be recorded at the lower of cost or fair market value. A non-cash charge of approximately $3.7 million was recorded in the third quarter of 1997 related to this investment. All estimates used in these evaluations represented management's best estimates based on the facts present at the date of such evaluations.

Year 2000
---------

NTS Management and its affiliates are reviewing the effort necessary to prepare our information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separate for the Year 2000 since the Fund saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990s.

The PILOT software system, purchased in the early 1990s, needs to be replaced by a windows based network system both for headquarters functions and other locations. The real estate accounting system developed, sold and supported by the Yardi Company of Santa Barbara, California has been selected to supercede PILOT. The Yardi system has been tested and is compatible with Year 2000 and beyond. This system is being implemented and should be fully operational by the end of third quarter of 1999.

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

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since the need to move to a network based system had been determined regardless of the Year 2000. The portion of the cost attributed to the Mortgage Income Fund was approximately $42,000 for 1998 and is projected to be approximately $63,000 during 1999 for hardware and software costs.

NTS management staff has been surveying our vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the third quarter of 1999.

We are also currently addressing the Year 2000 readiness of third parties whose business interruption could have a material negative impact on our business. All significant vendors have indicated that they will be compliant by the end of 1999. Such assurances are being evaluated and documented.

---------------------------------

---------------------

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. The Fund's debt instruments bear interest at both variable and fixed rates as further discussed in Note 8 of the Fund's financial statements under Item 8 of this Form 10-K. At December 31, 1998, a hypothetical 100 basis point increase in interest rates would result in an approximately $220,000 increase in interest expense. During the year ended December 31, 1998, the majority of interest expense incurred was capitalized in inventory.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of the NTS Mortgage Income Fund:

We have audited the accompanying consolidated balance sheets of the NTS Mortgage Income Fund and subsidiaries (the Fund) (a Delaware corporation) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.






                                                             ARTHUR ANDERSEN LLP





Louisville, Kentucky
March 19, 1999



                            NTS MORTGAGE INCOME FUND
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997


                                                                        1998           1997
                                                                        ----           ----
ASSETS

Cash and equivalents                                               $  1,061,609  $  1,413,445
Membership initiation fees and other
  accounts receivable                                                 1,884,472     1,625,489
Notes receivable                                                      3,303,761     3,573,162
Inventory                                                            53,264,438    51,917,990
Property and equipment, net of accumulated
  depreciation of $257,612 and $45,788                                  501,921       452,913
Investment in unconsolidated affiliate                                4,462,990     4,525,369
Advances to affiliates                                                   30,338         --
Other assets                                                          1,043,228       676,000
                                                                   ------------  ------------

  Total assets                                                     $ 65,552,757  $ 64,184,368
                                                                   ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                              $  2,091,630  $  3,040,468
Advances from affiliates                                                  --          600,542
Notes payable - affiliates                                            6,090,293     5,309,492
Notes payable                                                        22,760,246    19,195,741
Lot deposits                                                            131,395        97,500
Deferred revenues                                                       154,968       146,789
                                                                   ------------  ------------

  Total liabilities                                                  31,228,532    28,390,532
                                                                   ------------  ------------

Commitments and contingencies (Note 14)

Stockholders' equity:
  Common stock, $0.001 par value,
  6,000,000 shares authorized;
  3,187,333 shares issued and
  outstanding                                                      $      3,187  $      3,187
 Additional paid-in-capital                                          54,163,397    54,163,397
 Accumulated deficit                                                (19,842,359)  (18,372,748)
                                                                   ------------  ------------

  Total stockholders' equity                                         34,324,225    35,793,836
                                                                   ------------  ------------

  Total liabilities and stockholders'
   equity                                                          $ 65,552,757  $ 64,184,368
                                                                   ============  ============

The accompanying notes are an integral part of these financial statements.


                            NTS MORTGAGE INCOME FUND
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996



                                                                      1998         1997         1996
                                                                      ----         ----         ----
Revenues:
 Lot sales, net of discounts                                    $  8,061,027  $  1,600,237  $     --
 Cost of sales                                                     6,167,853     1,230,168        --
                                                                 -----------   -----------   ----------

  Gross profit                                                     1,893,174       370,069        --

 Interest income on affiliated mortgage
   loans receivable                                                    --        2,617,126   3,256,148
 Fee income on affiliated mortgage loans
   and other financial services                                        --            8,598      24,873
 Recovery of provision for loan losses                               382,096     1,500,000        --
 Interest income on cash equivalents
   and miscellaneous income                                          353,680       183,144      23,974
                                                                 -----------   -----------   ----------

                                                                   2,628,950     4,678,937   3,304,995
                                                                 -----------   -----------   ----------

Expenses:
 Advisory fee                                                          --          418,950     544,776
 Selling, general and administrative -
  affiliated                                                       1,934,784       633,044        --
 Selling, general and administrative                               1,437,413       274,977     201,688
 Interest expense                                                    364,173     1,304,157   1,343,241
 Interest expense - affiliated                                         --          358,262     258,191
 Other taxes and licenses                                             28,116        23,060      27,340
 Depreciation and amortization expense                                86,196       172,877      72,050
 Loss from investment in unconsolidated
  affiliate                                                          247,879     3,600,560        --
 Other charges                                                         --       11,600,000        --
                                                                 -----------   -----------   ----------

                                                                   4,098,561    18,385,887   2,447,286
                                                                 -----------   -----------   ----------

Income(loss)before income tax expense                             (1,469,611)  (13,706,950)    857,709
 Income tax expense                                                    --           --           7,400
                                                                 -----------   -----------   ----------


Net income(loss)                                                $ (1,469,611) $(13,706,950) $  850,309
                                                                ============   ===========   ==========

Net income(loss)per share of common
  stock                                                         $      (.46)  $     (4.30)  $      .27
                                                                ============   ===========   ==========

Weighted average number of shares                                  3,187,333    3,187,333    3,187,333
                                                                ============   ===========   ==========


The accompanying notes are an integral part of these financial statements.



                            NTS MORTGAGE INCOME FUND
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (1)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                   Common    Common   Additional
                                   Stock     Stock     Paid-in-   Accumulated
                                   Shares    Amount    Capital      Deficit        Total
                                   ------    ------    -------      -------        -----

Stockholders' equity
December 31, 1995                  3,187,333 $  3,187 $54,163,397 $ (4,910,506) $ 49,256,078

Net income                             --        --        --          850,309       850,309

Dividends declared                     --        --        --         (605,601)     (605,601)
                                   ---------   ------  ----------  ------------  ------------

Stockholders' equity
 December 31, 1996                 3,187,333    3,187  54,163,397   (4,665,798)   49,500,786

Net loss                               --        --        --      (13,706,950)  (13,706,950)
                                   ---------   ------  ----------  ------------  ------------

Stockholders' equity
 December 31, 1997                 3,187,333    3,187  54,163,397  (18,372,748)   35,793,836

Net loss                               --        --        --       (1,469,611)   (1,469,611)
                                   ---------   ------  ----------  ------------  ------------


Stockholders' equity
 December 31, 1998                 3,187,333 $  3,187 $54,163,397 $(19,842,359) $ 34,324,225
                                   =========  ======== =========== ============  ============


The accompanying notes are an integral part of these financial statements.

(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards, No. 130 Reporting Comprehensive Income.



                            NTS MORTGAGE INCOME FUND
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                 1998          1997           1996
                                                                                 ----          ----           ----
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES
   Net income (loss)                                                        $ (1,469,611) $(13,706,950) $    850,309
   Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating
    activities:
   Accretion of discount on affiliated mortgage
    loans receivable                                                               --          (95,932)     (148,472)
   Recovery of provision for loan losses                                           --       (1,500,000)         --
   Depreciation and amortization expense                                         312,346       172,877        72,050
   Loss from investment in unconsolidated affiliate                              247,879     3,600,560          --
   Other non-cash charges                                                          --       11,600,000          --
   Changes in assets and liabilities: (1)
     Interest receivable - affiliates                                              --          480,778      (447,477)
     Membership initiation fees and other accounts
       receivable                                                               (258,983)      123,364          --
     Notes receivable                                                            269,401       416,352          --
     Inventory                                                                (1,346,448)     (789,991)         --
     Accounts payable                                                           (948,838)      158,721        88,493
     Lot deposits                                                                 33,895       (14,000)         --
     Deferred revenues                                                             8,179        14,016       (22,826)
                                                                            ------------  ------------  ------------

     Net cash provided by (used for) operating                                (3,152,180)      459,795       392,077
      activities                                                            ------------  ------------  ------------


CASH FLOWS PROVIDED BY (USED FOR) INVESTING
 ACTIVITIES
   Principal collections on affiliated mortgage
     loans receivable                                                              --        9,299,287     8,099,364
   Investment in affiliated mortgage loans
     receivable                                                                    --       (5,700,037)  (10,562,950)
   Purchase of stock of acquired subsidiaries                                      --              (30)        --
   Capital contribution to unconsolidated affiliate                             (185,500)        --            --
   Property and equipment                                                       (260,834)       27,555         --
                                                                            ------------  ------------  ------------
     Net cash provided by (used for) investing
      activities                                                                (446,334)    3,626,775    (2,463,586)
                                                                            ------------  ------------  ------------


CASH FLOWS PROVIDED BY (USED FOR) FINANCING
  ACTIVITIES
   Payments on advances from affiliates                                         (600,542)     (519,797)        --
   Advances to affiliates                                                        (30,338)        --            --
   Proceeds from notes payable                                                17,798,287     8,515,946     1,201,999
   Proceeds from notes payable - affiliates                                    3,225,385     2,436,291     4,077,457
   Payments on notes payable                                                 (14,233,781)  (11,805,279)   (1,075,022)
   Payments on notes payable - affiliates                                     (2,444,584)   (1,651,466)   (1,437,790)
   Loan costs                                                                   (270,724)     (260,026)        --
   Other assets                                                                 (197,025)       69,718       (45,485)
   Dividends paid                                                                  --         (175,305)     (468,544)
                                                                            ------------  ------------  ------------


     Net cash provided by (used for) financing
      activities                                                               3,246,678    (3,389,918)    2,252,615
                                                                            ------------  ------------  ------------

     Net increase (decrease) in cash and                                        (351,836)      696,652       181,106
      equivalents

  CASH AND EQUIVALENTS, beginning of period                                    1,413,445       716,793       535,687
                                                                            ------------  ------------  ------------

  CASH AND EQUIVALENTS, end of period                                       $  1,061,609  $  1,413,445  $    716,793
                                                                            ============  ============  ============


The accompanying notes are an integral part of these financial statements

(1) Net of the effects of acquisitions, where applicable. See Note 12 for information on non-cash investing and financing activities.

                            NTS MORTGAGE INCOME FUND

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Summary of Significant Accounting Policies
--     ------------------------------------------

       A)  Organization
       --  ------------

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

           NTS/LFII is in the process of developing approximately 726 acres of land located in Louisville, Kentucky into a single-family residential community and a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. As of December 31, 1998, approximately 530 of the 726 acres have been developed and approximately 52% of the total projected lots to be developed have been sold. In addition, Lake Forest has amenities consisting of a clubhouse, pools, tennis courts, recreation fields and several lakes.

           NTS/VA is in the process of developing approximately 2,825 acres located in the Chancellor district of Spotsylvania County, Virginia, approximately 60 miles south of Washington D.C., into a single-family residential community and a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. As of December 31, 1998, approximately 1200 of the 2825 total acres have been developed and approximately 26% of the total projected lots to be developed have been sold. Included on the property is a 285 acre lake. In addition, Fawn Lake has amenities consisting of a clubhouse, pool, tennis courts and boat docks.

           The Fund purchased a 50% interest in the Orlando Lake Forest Joint Venture effective August 16, 1997. Prior to becoming a joint venture partner, the Fund had been the Joint Venture's primary creditor. See
           Note 4, "Investment in Unconsolidated Affiliate", for further information pertaining to the investment.

       B)  Basis of Accounting
       --  -------------------

           The Fund's records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles (GAAP).

       C)  Principals of Consolidation and Basis of Presentation
       --  -----------------------------------------------------

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

--     ------------------------------------------------------

       D)  Use of Estimates in Preparation of Financial Statements
       --  -------------------------------------------------------

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

       E)  Revenue Recognition and Reserves for Loan Losses
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

           Interest income from mortgage loans and notes receivable was reported as earned on the accrual basis of accounting. If the Fund had any reason to doubt the collectability of any principal or interest amounts due pursuant to the terms of the mortgage loans or notes, appropriate reserves would have been established for any principal and accrued interest amounts deemed unrealizable. Impaired loans are measured based on the present value of expected future cash flows discounted at each loan's effective interest rate, at each loan's observable market price or at the fair value of the collateral if the loan is collateral dependent.

       F)  Inventory
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

       G)  Long-Lived Assets
       --  -----------------

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

       H)  Advertising
       --  -----------

           The Fund expenses advertising-type costs as incurred. Advertising expense, a component of Cost Reimbursements (see Note 9), was approximately $718,000 and $100,000 during the years ended December 31, 1998 and 1997, respectively.

--     ------------------------------------------------------

       I)  Operating Expense Limitations
       --  -----------------------------

           Prior to January 1, 1997, the annual Operating Expenses of the Fund when functioning as a REIT, based upon guidelines promulgated by the North American Securities Administrators Association, Inc., were prohibited from exceeding in any fiscal year the greater of (i) 2% of the Fund's Average Invested Assets during such fiscal year or (ii) 25% of the Fund's Net Income during such fiscal year. In the event the Fund's annual Operating Expenses exceeded this limitation, the Advisor would reimburse the Fund within 60 days after the end of the fiscal year, the amount by which the aggregate annual Operating Expenses paid or incurred by the Fund exceed the foregoing limitations. The Fund did not exceed this limitation for the year ended December 31, 1996.

       J)  Environmental Remediation and Compliance
       --  ----------------------------------------

           Environmental liabilities for remediation costs are accrued based on estimates of known environmental remediation exposures. Liabilities are recognized when they can be reasonably estimated. Environmental compliance costs are expensed as incurred.

       K)  Per Share Information
       --  ---------------------

           The Financial Accounting Standards Board recently issued Standard No. 128, Earnings Per Share (SFAS 128). The Statement simplifies the standards for computing earnings per share (EPS) and replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. For all periods presented, the Fund did not have common stock equivalents, therefore, the adoption of SFAS 128 did not have any impact on the Fund's financial statements.

       L)  Statement of Cash Flows
       --  -----------------------

           For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with an original maturity of three (3) months or less that are readily convertible to cash.

2.     Affiliations
--     ------------

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

3.     Acquisitions
--     ------------

       The Fund acquired all of the issued and outstanding common stock of NTS/LFII and NTS/VA effective October 1, 1997, for a nominal purchase price. Concurrent with this transaction, the existing indebtedness of each of NTS/LFII and NTS/VA to the Fund was converted to equity.

       The transaction has been accounted for using the purchase method of accounting. The purchase price (approximately $14.5 million for NTS/LFII and approximately $28.7 million for NTS/VA) was allocated to the assets and liabilities of NTS/LFII and NTS/VA based on their estimated fair market value. The acquisition of NTS/LFII included inventory of approximately $19 million, debt of approximately $5 million and other net assets and liabilities of approximately $500,000. The acquisition of NTS/VA included inventory of approximately $32 million, debt of approximately $5.5 million and other net assets and liabilities of approximately $2.2 million. The results of operations for NTS/LFII and NTS/VA from the date of acquisition (October 1, 1997) are included in the consolidated financial statements of the Fund.

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

4.     Investment in Unconsolidated Affiliate
--     --------------------------------------

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

       The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of December 31, 1998 and 1997, the Fund's percentage interest was 50%, and the Fund's investment balance in the Joint Venture was $4,462,990 and $4,525,369 as of December 31, 1998 and 1997,
       respectively. The Fund's share of the Joint Venture's net income (loss) for the year ended December 31, 1998 was $(247,879) and from August 16, 1997 (when the Fund was admitted as a partner) through December 31, 1997 was $106,667.

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

--     --------------------------------------------------

       During fiscal 1998, the Fund and the other joint venture partners contributed as a capital contribution of $371,000 to the joint venture, the Fund's portion being $185,500.

       The following presents condensed financial information for the Joint Venture as of December 31, 1998 and 1997 and for the year ended December 31, 1998 as well as the period August 16, 1997 through December 31, 1997:


                                                     1998          1997
                                                     ----          ----
Balance Sheet
Notes receivable                                 $    550,272  $    647,448
Inventory                                          14,461,364    13,376,714
Other, net                                            512,976     1,935,254
                                                 ------------  ------------

Total assets                                     $ 15,524,612  $ 15,959,416
                                                 ============  ============

Notes payable                                    $  5,323,241  $  4,793,014
Other liabilities                                   1,275,389     2,115,662
Equity                                              8,925,982     9,050,740
                                                 ------------  ------------

Total liabilities and equity                     $ 15,524,612  $ 15,959,416
                                                 ============  ============


Statement of Operations
Lot sales                                        $  2,624,548  $  1,678,079
Cost of sales                                      (1,836,386)   (1,150,339)
Other income (expenses), net                       (1,283,920)     (314,404)
                                                   ----------      --------


Net income (loss)                                $   (495,758) $    213,336
                                                 ============  ============


5.     Member Initiation Fees and Other Accounts Receivable
--     ----------------------------------------------------

       Fawn Lake Country Club and Lake Forest Country Club membership initiation fees receivable totaled approximately $1,370,000 and $1,209,000 as of December 31, 1998 and 1997. The receivable is net of a discount recorded to allow for the present value of the membership initiation fee receivables considering the estimated timing of collections.

6.     Notes Receivable
--     ----------------

       Notes receivable are secured by a first mortgage on lots sold to individuals. The notes bear interest at the prevailing market rates at the time the lots were sold. The majority of the notes are due between five and seven years, monthly payments are based on a 30-year amortization and the balance is due at the maturity date. Notes totaling approximately $3,179,000 and $3,443,000 are pledged as security for notes payable to banks under certain Warehouse Line of Credit Agreements and other debt agreements as of December 31, 1998 and 1997, respectively. There are also $125,000 and $130,500 of notes held by NTS/VA that are not pledged as of 1998 and 1997, respectively. Approximately $1,883,000, $426,000, $39,000, and $61,000 of the notes receivable balance as of December 31, 1998 are due for the years ended December 1999 through 2002, respectively. Approximately $787,000 of the notes receivable balance relates to the sale of 24 lots to one builder in fiscal 1998 at NTS/VA. The note bears interest at the Prime Rate plus 1%, is due in monthly installments commencing June 29, 2001, with any outstanding principal and interest payable in full on December 29, 2003.

7.     Inventory
--     ---------

       Inventory consists of the following as of December 31, 1998:

                                            NTS/LFII     NTS/VA   Consolidated
                                            --------     ------   ------------
  Land held for future
   development, under development
   and completed lots                       $ 5,855,000 $21,971,000  $27,826,000
  Country club (net of membership
   initiation fees)                          10,225,000   8,099,000   18,324,000
  Amenities                                   2,176,000   4,938,000    7,114,000
                                            ----------- ----------- ------------

                                            $18,256,000 $35,008,000 $ 53,264,000
                                            =========== =========== ============

Inventory consists of the following as of December 31, 1997:

                                           NTS/LFII      NTS/VA   Consolidated
                                           --------      ------   ------------
  Land held for future
   development, under
   development and completed
   lots                                     $ 6,874,000 $21,787,000  $28,661,000
  Country club (net of
   Membership initiation fees)                7,329,000   7,175,000   14,504,000
  Amenities                                   4,590,000   4,163,000    8,753,000
                                            ----------- ----------- ------------

                                            $18,793,000 $33,125,000 $ 51,918,000
                                            =========== =========== ============

       NTS/LFII and NTS/VA capitalized in inventory approximately $2,064,000 and $214,000 of interest and real estate taxes during 1998 and from October 1, 1997 though December 31, 1997, respectively. Interest and real estate taxes incurred was approximately $2,296,000 and $396,000 as of December 31, 1998 and from October 1, 1997 through December 31, 1997, respectively.

       Inventory for 1998 as reflected above includes $26,586,000, net of $8,262,000 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

       Inventory for 1997 as reflected above includes $21,708,355, net of $7,204,605 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

       Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from the initial issuance of memberships to the Country Club. The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $2,330,000 which is expected to be offset by member initiation fees. During 1998 and for the fourth quarter of 1997 the Country Club operating deficit was approximately $279,000 and $160,000, respectively, and was capitalized as a cost of inventory.


8.     Notes and Mortgage Loans Payable
--     --------------------------------

Notes and mortgage loans payable consist of the following:

                                                                                      1998                1997
                                                                                      ----                ----
Note payable to a bank in the amount of $13,800,000,  bearing  interest at the Prime Rate + 1%, payable monthly, due December 27, 1997, secured by a collateral  assignment of the Fund's  mortgages on Lake Forest and
Fawn Lake,  guaranteed by Mr. J. D.  Nichols,  Chairman of the Board of
the Fund's Sponsor, paid in full on January 7, 1998.                             $      --             $ 3,607,283

Mortgage loan payable to a bank in the amount of $10,700,000,  bearing interest at the Prime Rate + 1 1/2%,  due December 1, 2002, secured by
inventory   of   NTS/VA,  generally  principal  payments  consist  of
approximately 91% of the Gross Receipts of lot sales, guaranteed by Mr.
J. D. Nichols up to $3,000,000 and a $2 million letter of credit from
a third party lender with the beneficiary being the bank.                           9,581,963            8,005,034

Note payable to a bank in the amount of $8,000,000, bearing interest at the Prime Rate + 1%, payable monthly,  due October 31, 2003, secured by
inventory  of   NTS/LFII,  generally  principal  payments  consist  of
approximately  90% of the Gross  Receipts from lot sales,  guaranteed by
Mr. JD Nichols up to 50% of the credit facility. The Note contains certain covenants which among other things require the net worth of NTS/LFII not
be allowed to decrease by 20% or more throughout the term of the agreement.         6,113,434               --

Mortgage  loan payable to a bank in the amount of $4,000,000,   bearing
interest at the Prime Rate + 1/2%, payable monthly,  due July 31, 2002, secured  by the  Lake  Forest  Country  Club and golf course, principal reductions of $300,000 payable every six months, guaranteed by NTS
Corporation, the Fund's Sponsor.                                                    3,250,000            3,950,000

Warehouse Line of Credit  Agreements with three banks bearing  interest at the  Prime  Rate + 1%,  the Prime  Rate + 3/4% and the Prime  Rate +
1/2%, due December 15, 1999 ($519,052),  September 30, 1999($1,396,680)
and February 28, 1999 ($488,853), secured by notes receivable (see Note
6),  principal  payments consist of payments received from notes
receivable securing the obligation.                                                 2,404,585            3,495,299

Bank note payable in the amount of $1,174,800, bearing interest at a rate of prime + .5%, secured by note receivable (see Note 6), due in monthly  installments  of $5,000  commencing  February 1, 1999 with any outstanding  principal and accrued  interest due and payable in full on
December 29, 2000.                                                                  1,174,800               --


                            (Continued on next page)




8.     Notes and Mortgage Loans Payable - Continued
--     --------------------------------------------

Mortgage  loan  payable  to a bank in the amount of  $150,000,  bearing interest at the Prime Rate + 1%, payable  monthly,  due August 4, 1999,
secured by land, guaranteed by NTS Corporation, the Fund's Sponsor.               $   150,000          $    --

Equipment loan in the amount of $50,180,  bearing interest at a rate of
2,9%, due May 15, 2001, secured by equipment for use at the Lake Forest
Country Club.                                                                          40,755               --

Equipment loan in the amount of $27,736,  bearing interest at a rate of
5.94%, due April 1, 2000, secured by equipment purchased for use at the
Lake Forest Country Club.                                                              12,871            21,970

Bank note  payable in the amount of $165,276,  bearing  interest at the rate of 8.75%, due January 14, 1999, secured by golf course maintenance
equipment.                                                                              5,358            60,123

Bank note  payable in the amount of  $42,435,  bearing  interest at the rate of 10.5%, due October 15, 1999, secured by golf course maintenance
equipment.                                                                             11,853            24,778

Bank note  payable in the amount of  $34,555,  bearing  interest at the rate of 10.5%, due October 15, 1999, secured by golf course maintenance equipment.
                                                                                        9,265            20,063
Bank note  payable in the amount of  $19,194,  bearing  interest at the rate of 10.5%, due October 15, 1999, secured by golf course maintenance
equipment.                                                                              5,362            11,191
                                                                                        -----            ------

                                                                                  $22,760,246       $19,195,741
                                                                                   ==========        ==========


The Prime Rate was 7 3/4% and 8 1/2% at December 31, 1998 and 1997, respectively.

The $519,052 and $488,853 Warehouse Line of Credit agreements are guaranteed by NTS Corporation.

The minimum scheduled principal payments on debt outstanding at December 31, 1998 are as follows:
                      1999                     $ 3,399,447
                      2000                       3,240,138
                      2001                       2,520,661
                      2002                       4,200,000
                      2003                       9,400,000
                      Thereafter                 ---------

                                              $ 22,760,246 (1)

     (1) The minimum scheduled principal payments regarding the $10.7 and $8 million credit facilities are reflected in the table such that the outstanding principle amount is brought to within the following levels by the applicable date.

--      --------------------------------------------


                           $10.7 Million Facility
                           ----------------------

                           December 31, 1999      $9,300,000
                           December 31, 2000      $7,800,000
                           December 31, 2001      $5,900,000
                           December 1, 2002       $4,500,000

                           $8 Million Facility
                           -------------------

                           January 1, 1999        $7,800,000
                           January 1, 2000        $7,200,000
                           January 1, 2001        $7,000,000
                           July 1, 2001           $6,100,000
                           January 1, 2002        $5,500,000
                           July 1, 2002           $4,900,000
                           January 1, 2003        $4,000,000
                           July 1, 2003           $2,400,000

     Management's projection for Fawn Lake indicates the development will reach the maximum funding level allowed by the current development loan of $10.7 million during 1999 and in fact require additional funding to achieve its 1999 development plan which includes projected sales of $6.5 million. The current development loan is secured by the inventory of the Fawn Lake Project, an approximately $2 million letter of credit issued by a third party lender with the Fawn Lake lender stated as the beneficiary, and a $3 million guarantee by Mr J.D. Nichols. Management's projections indicate the outstanding debt balance as of December 31, 1999 will be approximately $12.1 million. Management's present plans and actions include (1) approaching the Fawn Lake lender and requesting that the loan agreement be modified to allow the outstanding balance to remain at the loan maximum of $10.7 Million as opposed to the contractual required maximum of $9.3 million as of December 31, 1999, (2) obtaining additional funding from the Lake Forest North lender thereby allowing Fawn Lake to utilize such funds for development purposes, and (3) borrowing additional funds from an affiliate via the loan agreement between the affiliate and the Mortgage Income Fund. Although management believes that it will be successful in such negotiations, there can be no assurances that these third party lenders will approve of management's plans and intentions for Fawn Lake. However, if management is unsuccessful in that effort, consideration will be given to implementing an alternative development plan.

9.     Related Party Transactions
--     --------------------------

       As of December 31, 1998, the Sponsor or an Affiliate owned 105,955 shares of the Fund. The Fund thereby allowing Fawn Lake to utilize such funds for development purposes entered into the following agreements with various Affiliates of the Sponsor regarding the ongoing operation of the Fund.

       Advisory Agreement
       ------------------

       Pursuant to the Advisory Agreement, the Fund paid the Advisor (NTS Advisory Corporation) a Management Expense Allowance from inception of the Fund through September 30, 1997 (Advisory Fee) relating to services performed for the Fund in an amount equal to 1% of the Fund's Net Assets, per annum, which amount was increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee has been reduced $100,000 for the year ended December 31, 1996 and $75,000 for the year ended December 31, 1997.

------------------------------

For the years ended December 31, 1997 and 1996, $418,950 and $544,776, respectively, had been incurred as an Advisory Fee. Effective October 1, 1997, the Fund no longer incurred an Advisory Fee but is now responsible for the actual general and administrative costs pursuant to certain property management agreements discussed below.

Property Management Agreements
------------------------------

The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Residential Management Company (NTS Management) under the terms of (i) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the Management Agreements). NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of the Fund's Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, will be entitled to an Overhead Recovery, and will accrue an incentive payment payable all as provided therein.

These expense reimbursements included direct and pro-rated costs incurred in the management and operation of NTS/LF II and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects, with respect to the residential projects but who are not on site and with respect to the residential projects but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Property Management
Agreements, the Fund was charged the following amounts for the year ended December 31, 1998 and the period from October 1, 1997 through December 31, 1997. These amounts are reflected in Selling, General and Administrative - Affiliated on the accompanying Statement of Operations:

                                                      1998            1997
                                                      ----            ----
Personnel Related Costs:
 Finance and Accounting                           $  172,409     $     23,624
 Data Processing                                       6,037             --
 Human Resources                                      35,299             --
 Executive and Administrative Services               186,199          105,920
 Construction Management                              38,616            8,539
 Sales and Marketing                                 712,582          185,295
 Legal                                                72,488             --

 Marketing                                           124,840          129,124

 Rent                                                 33,584           13,641

 Other General and Administrative                     56,556           60,428
                                                      ------           ------

 Total Expense Reimbursements                    $ 1,438,610      $   526,571
                                                  ==========        =========

------------------------------------------

Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the year ended December 31, 1998 was $496,174 and $106,473 for the period October 1, 1997 through December 31, 1997. These amounts are classified with Selling, General and Administrative - Affiliated in the accompanying Statements of Operations.

The Management Agreements also call for NTS Management to receive an Incentive Payment, as defined in the Management Agreements, equal to 10% of the Net Cash Flows of the projects. The Incentive Payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Orlando Lake Forest Joint Venture would have been sufficient to enable the Fund to return to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders' Original Capital Contribution. As of December 31, 1997, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 1998, no amount had been accrued as an Incentive Payment in the Fund's consolidated financial statements.

Advances and Notes Payable Affiliates
-------------------------------------

NTS/VA has received non-interest bearing advances from Affiliates of the Fund's Sponsor totaling $600,542 as of December 31, 1997. The advances were used to fund development costs and were to be repaid to the Affiliates as cash flow permits. As of December 31, 1998, the balance has been paid in full.

The Fund has received advances from Affiliates of the Fund's Sponsor, net of repayments, totaling $6,090,293 and $5,309,492 as of December 31, 1998 and 1997, respectively. As of December 31, 1998, the advances bear interest at approximately the Prime Rate and mature on May 31, 2006. The Affiliate has represented that it will not demand repayment on any amounts owed during 1999, unless cash flows are adequate to allow such repayment. For the year ended
December 31, 1998, the interest expense to affiliate totaling $341,213 was capitalized in inventory. For the years ended December 31, 1997 and 1996, interest was expensed totaling $358,262 and $258,191, respectively.

10.    Affiliated Mortgage Loans Receivable
---    ------------------------------------

The following table outlines the activity regarding the Fund's mortgage loan portfolio for the three years in the period ended December 31, 1998.


         Balance at December 31, 1995                              $ 65,209,103

         Additions:
          Mortgage Loans                      $  9,371,032
          Temporary Mortgage Loans               1,191,918
          Accretion of discount                    148,472
          Amortization of loan fees                 20,000           10,731,422
                                                  --------           ----------

         Reductions:
          Mortgage Loans                        (6,692,948)
          Temporary Mortgage Loans              (1,406,416)
          Mortgage Loan written-off                (53,397)
          Loan fees received                        --               (8,152,761)
                                                  ---------           ----------

         Balance at December 31, 1996                              $ 67,787,764

---    ------------------------------------------------

         Additions:

          Mortgage Loans                       $   5,186,594
          Temporary Mortgage Loans                   513,443
          Accretion of discount                       95,932
          Amortization of loan fees                  --               5,795,969
                                                 -----------         ----------
         Reductions:

          Mortgage Loans                          (5,447,696)
          Temporary Mortgage Loans                (6,351,123)
          Investment in unconsolidated
           affiliate (Note 4)                     (8,125,928)
          Purchase of net assets of subsidiaries
           (Note 3)                              (53,658,986)       (73,583,733)
                                                 -----------        -----------
         Balance at December 31, 1997                              $     --
                                                                    ===========

       Reserves for Loan Losses:

         Balance at December 31, 1995                               $ 1,553,397

            Additions charged to expenses      $      --
            Deductions for Mortgage Loan
              written-off                           (53,397)            (53,397)
                                                ------------        -----------
         Balance at December 31, 1996                               $ 1,500,000

            Additions charges to expenses      $      --
            Recovery of provisions for loan
              loss                               (1,500,000)         (1,500,000)
                                                ------------         -----------
         Balance at December 31, 1997                               $    --
                                                                     ===========

11.    Income Taxes
---    ------------

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

---    ------------------------

The Fund's deferred tax assets and liabilities as of December 31, are as follows:


Deferred tax assets                            1998                1997
-------------------                            ----                ----
Net operating loss carryforwards          $   687,000          $    132,000
Inventory                                   2,972,000             3,199,000
Deferred revenue                              157,000                 --
                                          -----------           -----------
Net deferred tax assets                     3,816,000             3,331,000

Valuation allowance                        (3,816,000)           (3,331,000)
                                          -----------           -----------
                                           $     --              $     --
                                          ===========           ===========

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on its history of operating losses by its subsidiaries and its expectations for the future, that it is more likely than not that the net deferred tax assets at December 31, 1998 and 1997, will not be realized.

As of December 31, 1998, the Fund has a federal net operating loss carryforward of approximately $687,000 expiring during 2012 and 2013.

A reconciliation of the statutory to the effective rate of the Fund for the year ended December 31, is as follows:



                                                       1998          1997
                                                       ----          ----
Tax benefit using statutory rate                     $ 500,000  $ 4,660,000
Recovery on provision for loan losses                    --         510,000
Establishing deferred tax liabilities
  other due to a change in tax status                    --      (1,839,000)
Valuation allowance                                   (486,000)  (3,331,000)
Other                                                  (14,000)       --
                                                      --------    ---------

Income tax expense                                   $    --     $    --
                                                      ========    =========


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

                                                1996
                                                ----

       Net income (GAAP)                     $ 850,309
       Accretion of note discount             (148,472)
       Loan commitment fee income              (20,000)
       Letters of credit income                 (2,326)
       Supplemental interest income                --
       Federal income tax expense                5,000
       Provision for loan losses               (53,397)
                                               --------

       Taxable income before dividends paid
        deduction                            $ 631,114
                                              =========
       Dividends declared                    $ 605,601
                                              =========
       Distribution percentage                     96%

12.    Supplemental Cash Flow Information
---    ----------------------------------

       a) Cash payments for interest, net of amounts capitalized and cash payments for income taxes, net of refunds are as follows:

                                         1998             1997           1996
                                         ----             ----           ----
                Interest            $  244,295        $1,767,786      $1,510,384

                Income taxes        $    --           $    5,320      $    --

       b)  Supplemental Non-Cash Investing and Financing Activity:
           In 1997, the Fund made an investment in an unconsolidated affiliate by contributing the principal amount outstanding on mortgage loans receivable of approximately $8,125,000. (See Notes 4 and 10).

           In 1997, the Fund acquired all of the outstanding common stock of NTS/LFII and NTS/VA for a nominal purchase price. Concurrent with this transaction, the existing indebtedness of each of NTS/LFII and NTS/VA to the Fund totaling approximately $53,659,000 was converted to equity (See Notes 3 and 10).

13.    Financial Instruments
---    ---------------------

       The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturity of these financial instruments. The fair value of the Fund's notes receivable and debt instruments approximated the book value because a substantial portion of the underlying instruments are variable rate notes.

14.    Commitments and Contingencies
---    -----------------------------

       At December 31, 1998 and 1997, the Fund had outstanding funding commitments under standby letters of credit aggregating to $194,347 and $48,821, respectively, regarding the Orlando Lake Forest Joint Venture.

       NTS/LFII  and  NTS/VA  have  various  letters  of credit  outstanding  to governmental agencies and utility companies totaling approximately $2,277,053 and $2,892,500 as of December 31, 1998 and 1997, respectively.

       It is estimated that development of the remaining homeowners association amenities at the Lake Forest North project will be substantially complete by May 2001. Based on engineering studies and projections, NTS/LFII will incur additional costs, excluding interest, of approximately $500,000 during 2001 to complete the homeowners association amenities.

       It is estimated that the country club and homeowners association amenities at the Fawn Lake project will be substantially completed by December 2004. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $3,165,000 to complete the country club and homeowners association amenities for the project. These costs are estimated to be incurred as follows: $1,500,000 for 1999, $75,000 for 2002, $440,000 for 2003 and $1,150,000 for 2004.

       In July 1994, the Fund was named as a defendant in a complaint originally filed by Jeno Paulucci & Silver Lakes I, Inc. in August 1992 against the Fund's Sponsor and various Affiliates of the Fund's Sponsor. The suit was settled in the first quarter of 1997. The terms of the settlement agreement are confidential; however, the settlement did not have a material impact on the Fund's financial position or results of operations.

15.    Guaranties to the Fund
---    ----------------------

       NTS Guaranty Corporation (the "Guarantor"), an Affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions, as defined in the Fund's Prospectus. As of December 31, 1998, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

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

16. Dividends Paid and Payable
------------------------------

  Dividends declared for the period ended December 31, 1996 were as follows:

                                                             Average
  Date                   Date of        Date      Outstand   Amount
Declared                Record (1)     Paid       Shares   Per Share   Amount
--------                ----------     ----       ------   ---------   ------
03/12/96                03/31/96     04/15/96   3,187,333   $.045    $ 143,432
03/12/96                06/30/96     07/19/96   3,187,333    .045      143,432
06/27/96                09/30/96     10/18/96   3,187,333    .045      143,432
06/27/96                12/31/96     01/27/97   3,187,333    .055      175,305
                                                            -----     ---------

Total dividends declared in 1996                            $.190    $ 605,601
                                                            =====     =========

(1)   Cash dividends vary based upon the date of stockholder admittance.

       It was the Fund's policy during the periods it operated as a REIT to distribute to its Stockholders an amount equal to at least 95% of taxable income. A portion of the dividends paid during a subsequent year may have been allocable to taxable income earned in the prior year. For 1996, dividends to Stockholders represent ordinary income.

       The continued needs of the Fund's subsidiaries have significantly reduced the Fund's cash flows. Therefore, the Fund's Board of Directors has determined to terminate the Fund's quarterly distribution for the foreseeable future effective as of the first quarter of 1997.


17.       Unaudited Quarterly Financial Data
---       ----------------------------------



     1998               March 31       June 30   September 30   December 31    Total
     ----               --------       -------   ------------   -----------    -----

Total revenues        $  774,091 (3)  $ 615,161  $   515,855    $  723,843    $ 2,628,950

Total expenses           957,730      1,097,418    1,026,038     1,017,375      4,098,561
                      ----------     ----------   ----------    ----------    -----------
Income (loss)
 before income
 taxes                  (183,639)      (482,257)    (510,183)     (293,532)    (1,469,611)

Income tax
 expense                   --             --           --            --            --
                      ----------     ----------   ----------    ----------    -----------
Net income
 (loss)               $ (183,639)    $ (482,257)  $ (510,183)   $ (293,532)   $(1,469,611)
                      ==========     ==========   ==========    ==========    ===========
Net income
 (loss) per
 share of
 common
 stock                $    (.06)     $     (.15)  $     (.16)   $     (.09)   $      (.46)
                      ==========     ==========   ==========    ==========    ===========


     1997               March 31    June 30     September 30    December 31     Total
     ----               --------    -------     ------------    -----------     -----

Total revenues          $817,183   $857,083    $ 2,476,139 (1) $   528,532   $ 4,678,937

Total expenses           643,029    643,341      4,368,968 (4)  12,730,549    18,385,887
                       ---------    --------   -----------    ------------  ------------

Income (loss)
 before income
 taxes                   174,154    213,742     (1,892,829)    (12,202,017)  (13,706,950)

Income tax
 expense                   1,850      1,850          2,650          (6,350)        --
                       ---------    --------   -----------    ------------  ------------

Net income
 (loss)                 $172,304    $211,892   $(1,895,479)   $(12,195,667) $(13,706,950)
                       =========    ========   ===========    ============  ============

Net income
 (loss) per
 share of
 common stock          $     .05    $    .07   $      (.59)   $      (3.83) $      (4.30)
                       =========    ========   ===========    ============  ============


(1) Includes $1,500,000 for recovery of provision for loan losses.

(2) The fourth quarter reflects the Fund's acquisition of the stock of NTS/LFII and NTS/VA and consists substantially of the results of operations of NTS/LFII and NTS/VA from October 1, 1997. The fourth quarter is also reflective of the Fund's 50% share of the results of operations of the Orlando Lake Forest Joint Venture. Total expenses include a non-cash charge of approximately $11,600,000 relating to the acquisition of NTS/LFII and NTS/VA.

(3) Includes approximately $382,000 for recovery of loan previously written off.

(4) Total expenses include a non-cash charge of approximately $3.7 million related to the Fund's investment in unconsolidated affiliate.

18.       Subsequent Events
---       -----------------

Beginning January 1, 1999, the Fund has agreed to defray the remaining cost of the capital improvements made by Beckley Station Disposal Systems, Inc. ("Beckley"), an affiliate of the Sponsor relative to Beckley's waste water treatment facility. The facility is providing waste water treatment to the homes constructed in the Lake Forest North project. The costs are to be reimbursed to Beckley on a per lot basis over the remaining life of the Lake Forest North project. The cost to be incurred will be approximately $1,598,000 over the life of the project based on a per lot fee of approximately $2,400.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholder of NTS Guaranty Corporation:

We have audited the accompanying balance sheets of NTS Guaranty Corporation (a Kentucky corporation) as of December 31, 1998 and 1997. These balance sheets are the responsibility of NTS Guaranty Corporation's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

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

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of NTS Guaranty Corporation as of December 31, 1998 and 1997, in conformity with generally accepted accounting principles.






                                                          ARTHUR ANDERSEN LLP





Louisville, Kentucky
March 19, 1999

                            NTS GUARANTY CORPORATION
                            (A KENTUCKY CORPORATION)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997

                                     ASSETS
                                     ------

                                               1998      1997
                                               ----      ----

       Cash                                    $100      $100
                                               ----      ----

                                               $100      $100
                                               ====      ====


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
                                        ============  ============


                             NOTES TO BALANCE SHEETS
                             -----------------------


1.     Significant Accounting Policies
--     -------------------------------

       A.  Organization
       --  ------------

           NTS Guaranty Corporation (the "Guarantor"), a Kentucky corporation, was formed in February 1987 and is an affiliate of NTS Corporation. NTS Corporation is the Sponsor of the NTS Mortgage Income Fund (the "Fund"). The balance sheets include only those assets and liabilities which relate to the Guarantor. The Guarantor is authorized to issue up to 2,000 shares of common stock with no par value. There are 100 shares issued and outstanding which were purchased by Mr. J. D. Nichols, Chairman of the Board of Directors of the Sponsor and of the Fund. In addition, Mr. Nichols has given the Guarantor a non-interest bearing demand note receivable for $10,000,000, the receipt of which is included in additional paid-in capital. Expenses (consisting mostly of state taxes and licenses) of the Guarantor totaling approximately $15 for each of the years ended December 31, 1998 and 1997, were paid by an affiliate of the Sponsor and therefore no income statement is presented. These expenses will not be reimbursed to the affiliate.

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

2.     Commitments
--     -----------

       The Guarantor has guaranteed that Investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions, as defined in the Fund's Prospectus. As of December 31, 1998, the Fund has raised approximately $63,690,000 and has paid distributions of approximately $23,141,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

There have been no changes in accountants or reported disagreements on any matter of accounting principles, practices or financial statement disclosure.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

The directors and principal officers of the Fund are as follows:

               Name                         Office With the Fund
               ----                         --------------------

          J. D. Nichols               Chairman of the Board of Directors
          Robert M. Day               Director*
          Gerald B. Thomas            Director*
          Gerald B. Brenzel           Director*
          Richard L. Good             President and Director


--------------------------------------------------------------------------------
* Messr. Day, Thomas and Brenzel are the Independent Directors of the Fund. Neither of them are employees, partners, officers or directors of the Sponsor or any of its Affiliates.

J. D. Nichols (age 57) is Chairman of the Board and Chief  Executive  Officer of
-------------
NTS Corporation and its various Affiliates and is a member and Chairman of the Board of Directors of the NTS Mortgage Income Fund. He is a graduate of the University of Louisville School of Law. His undergraduate studies were at the University of Kentucky, where he concentrated in Accounting, Marketing and Business Administration. Mr. Nichols entered the real estate construction and development business in 1965 and has been involved in the development and construction of over 6,500 acres of land and over 6,500,000 square feet of office, residential, commercial and industrial space in numerous states throughout the eastern half of the United States. He is a member of both the Louisville and National Homebuilders Associations, and has served as Vice President and Director of the Louisville and National Apartment Associations. Mr. Nichols is also lifetime member of the President's Society of Bellarmine College, Louisville, Kentucky and a past member of the Board of Overseers and Board of Trustee of the University of Louisville, the Governors Council for Education Technology and the Board of Directors of the Louisville Chamber of Commerce. Mr. Nichols is currently a member of the Board of Directors of the Regional Airport Authority of Louisville and Jefferson County and is a member of the Board of Directors of the Greater Louisville Economic Development Partnership.

Robert M. Day (age 46) has been  Managing  Director of Lambert,  Smith & Hampton
-------------
and its predecessor companies, Atlanta, Georgia, a commercial and industrial real estate brokerage firm since 1985. Mr. Day received a Bachelor of Business Administration degree from Georgia State University and holds an MAI designation from the Appraisal Institute. Mr. Day is a member of the Atlanta Board of Realtors, the Urban Land Institute and is on the operating committee of the Atlanta Chapter of Young Life.

Gerald B.  Thomas (age 60) has 25 years  experience  in  Commercial  Real Estate
-----------------
lending. Formerly a Senior Vice President with Mid-American Bank of Louisville, Mr. Thomas joined Citizens Bank of Kentucky in February 1996 as Vice President, with responsibility of developing real estate portfolios for four Kentucky affiliate banks of CNB Bancshares, Inc., Evansville, Indiana. Mr. Thomas has attended Eastern Kentucky University, National School of Real Estate Finance (Ohio State University) and National Institute of Real Estate Appraisers (University of Louisville). He is a board member of Big Brothers/Big Sisters, Louisville and Co-chairman of the Programs, Planning and Evaluation Committee.

-----------------------------------------------------------------------

Gerald B. Brenzel  (age 67) has over forty years  experience  in the  securities
-----------------
industry, most recently as First Vice President of Morgan, Keegin & Company in Louisville, Kentucky. Prior to that, Mr. Brenzel was founder and CEO of Commonwealth Investment Group, Inc., an investment money managers and regional brokerage firm in Louisville. From 1964 to 1988, Mr. Benzel was regional Vice President and Branch Manager of Stifel, Nicolaus & Company, and is a member of the Board of that firm, was also an allied member of the New York Stock Exchange (1964 thru 1988). A former Governor of the National Association of Securities Dealers, Mr. Benzel attended the University of Louisville for three years and also served three years in the U.S. Air Force during the Korean War.

Richard L. Good (age 59) is Vice  Chairman of NTS  Corporation,  and Chairman of
---------------
the Board of NTS Securities, Inc. As such, Mr. Good oversees all operations of NTS Corporation and its various subsidiaries and is responsible for residential developments, commercial properties, property management, securities, finance and corporate administration. From 1981 to 1984, Mr. Good was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm, and was responsible for corporate systems, marketing and planning. Prior to 1981, Mr. Good held sales, marketing and management positions, including sixteen years with IBM Corporation, where he served as Branch Manager of the Data Processing Division in Nashville. Mr. Good attended Stanford University and Case Western Reserve University and holds a Bachelor of Science degree in Management Science from Case. He is a registered securities principal and member of the International Association for Financial Planning and the Real Estate Securities and Syndication Institute and is past President of the Hurstbourne Corridor Business Association in Louisville. In addition, he has served on the Board of Directors of Junior Achievement, the Boy Scouts and Christ Church United Methodist and is a member of the Leadership Louisville Class of 1990.

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

-----------------------------------------------------------------------

The following persons are the executive officers and key employees of NTS and/or an affiliate and will provide services to the Advisor and the Fund:

        Name                                  Office
        ----                                  ------

J. D. Nichols                  Chairman and Chief Executive Officer
Richard L. Good                Vice Chairman
Michael H. Hannon              Executive Vice President, NTS Development Company
Brian F. Lavin                 President, NTS Development Company
Margaret O. Templeton          President, NTS/Residential Properties, Inc. -
                               Florida
Gary D. Adams                  Senior Vice President, NTS Development Company
Sally A. Judah                 Senior Vice President, NTS Corporation

The following provides additional information regarding the above-mentioned persons. Information regarding Messrs. Nichols and Good is provided in the section entitled "Directors and Officers of the Fund."

Brian  F.  Lavin  (age  45)  serves  as  President  of NTS  Corporation  and NTS
----------------
Development Company. As such, Mr. Lavin is responsible for all NTS commercial real estate development and land acquisitions and oversees the management of all commercial office buildings, business centers and multi-family residential communities. Prior to joining NTS, Mr. Lavin served as President of the
Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division. In this capacity, he directed the development, marketing, leasing and management operations for the firm's expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Michael H. Hannon (age 55) serves as Executive Vice President of NTS Development
-----------------
Company and President of NTS Residential Properties, Inc. Virginia where he oversees the development, land acquisitions, marketing, operations, and general management. Immediately prior to joining NTS, Mr. Hannon was employed by Hines Interest Limited Partners as general manager for the Hines Rocky Mountain Region from 1995 to February 1998. In addition to his responsibilities in The Rocky Mountain Region, Mr. Hannon was responsible for Hines national residential acquisition evaluations. Prior to 1995, Mr. Hannon served as Division President for Arvida's South Atlantic Division, which included eleven residential communities, including two Arnold Palmer Designed Golf Courses. Mr. Hannon attended Grand View Junior College in Des Moines, Iowa and Parsons College in Fairfield, Iowa. He is an active Member of the Urban Land Institute, National Association of Home Builders and a licensed real estate broker in Colorado and Florida. Mr. Hannon is a decorated Viet Nam Veteran, serving with the 1st Infantry Division in Dian, South Viet Nam during 1965-1966.

Margaret O. Templeton (age 49) is President of NTS/Residential  Properties, Inc.
---------------------
- Florida with responsibility for single family residential development, marketing and operations in the state of Florida. Prior to joining NTS in November 1994, Ms. Templeton was President of Templeton Development Corporation, a real estate development firm in Tampa, Florida from 1992 to November 1994. She has extensive experience in marketing, construction and land development including seven years (1985 to 1992) as Vice President of Tampa Palms and Gulfstream Land and Development Company, whose holdings included 30,000 acres in Florida, Georgia and Virginia. Ms. Templeton received a Bachelor of Arts degree from the University of Florida. Ms. Templeton is a member and Director of the National Association of Homebuilders, Florida Homebuilders Association as well as Director and Vice President of the Builders Association of Greater Tampa and Orlando. Ms. Templeton is also a member of the Florida Board of Realtors and the Urban Land Institute.

-----------------------------------------------------------------------

Gary D. Adams (age 53) is Senior Vice President of NTS Development  Company with
-------------
responsibility for multi-family operations and commercial properties in the state of Florida. Since joining the NTS organization in May 1977, Mr. Adams has been involved in the development, construction and management of numerous apartment, office, industrial and commercial developments in the southeastern portion of the United States. Mr. Adams received his undergraduate degree in Engineering from the University of Cincinnati, and he holds a Master of Business Administration from Xavier University. He is a member of the Building Owners and Managers Association and is a licensed general contractor in the State of Florida.

Sally A.  Judah  (age 40) is  Senior  Vice  President  of NTS  Corporation  with
---------------
responsibility for multi-family property management of NTS's apartment communities in Kentucky and Indiana and the Human Resources area of Corporate Administration of NTS Development Company. From July 1991 to 1994, Ms. Judah was Vice President of NTS Corporation with responsibility for Corporate Marketing, Human Resources and the Graphics Division. From June of 1987 when she joined NTS until July 1991, Ms. Judah was responsible for leasing activities for commercial properties in Louisville, Kentucky. Ms. Judah is a member of the Louisville Board of Realtors and is a Certified Commercial Investment Member (CCIM) Candidate and is a member of the national and Kentucky CCIM chapters. Ms. Judah is also a member of the Louisville Apartment Association and is a member of the Leadership Louisville Class of 1993. Ms. Judah holds a Bachelor of Arts degree from the University of Kentucky.

Item 11. Executive Compensation
-------------------------------

(a, b, c & d) The Fund will pay each Independent Director a fee of $12,000 per year and will reimburse such persons and Affiliated Directors for travel expenses and other out-of-pocket disbursements incurred in connection with attending any meetings of the Board of Directors. During the years ended December 31, 1998, 1997 and 1996, the Fund paid directors fees of $36,000, $36,000 and $34,000, respectively, representing annual compensation. The Affiliated Directors will not receive any compensation from the Fund for their services to the Fund. The present officers of the Fund receive compensation from the Advisor or its affiliates which indirectly relates to services to the Fund (see Item 13).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) As of the date hereof, no person owns of record or is known by the Fund to own beneficially more than five percent (5%) of the outstanding shares of common stock of the Fund.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
         - Continued
         -----------

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


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

As of December 31, 1998, the Sponsor or an Affiliate owned 105,955 shares of the Fund. The Fund thereby allowing Fawn Lake to utilize such funds for development purposes entered into the following agreements with various Affiliates of the Sponsor regarding the ongoing operation of the Fund.

Advisory Agreement
------------------

Pursuant to the Advisory Agreement, the Fund paid the Advisor (NTS Advisory Corporation) a Management Expense Allowance from inception of the Fund through September 30, 1997 (Advisory Fee) relating to services performed for the Fund in an amount equal to 1% of the Fund's Net Assets, per annum, which amount was increased annually by an amount corresponding to the percentage increase in the Consumer Price Index. Effective July 1, 1994, the Fund's Mortgage Loans to Fawn Lake and Lake Forest were converted to cash flow mortgage loans. As part of the consideration for this restructuring, the Fund's Board of Directors required, among other things, that beginning in 1995, NTS Advisory Corporation pay $100,000 annually towards the expenses of the Fund until the maturity of the Mortgage Loans. As such, the Advisory Fee has been reduced $100,000 for the year ended December 31, 1996 and $75,000 for the year ended December 31, 1997.

For the years ended December 31, 1997 and 1996, $418,950 and $544,776, respectively, had been incurred as an Advisory Fee. Effective October 1, 1997, the Fund no longer incurred an Advisory Fee but is now responsible for the actual general and administrative costs pursuant to certain property management agreements discussed below.

Property Management Agreements
------------------------------

The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Residential Management Company (NTS Management) under the terms of (i) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the Management Agreements). NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of the Fund's Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are

------------------------------------------

renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, will be entitled to an Overhead Recovery, and will accrue an incentive payment payable all as provided therein.

These expense reimbursements included direct and pro-rated costs incurred in the management and operation of NTS/LF II and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects, with respect to the residential projects but who are not on site and with respect to the residential projects but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Property Management
Agreements, the Fund was charged the following amounts for the year ended December 31, 1998 and the period from October 1, 1997 through December 31, 1997. These amounts are reflected in Selling, General and Administrative - Affiliated on the accompanying Statement of Operations:

                                                  1998                   1997
                                                  ----                   ----
Personnel Related Costs:
 Finance and Accounting                    $    172,409           $     23,624
 Data Processing                                  6,037                 --
 Human Resources                                 35,299                 --
 Executive and Administrative Services          186,199                105,920
 Construction Management                         38,616                  8,539
 Sales and Marketing                            712,582                185,295
 Legal                                           72,488                 --

 Marketing                                      124,840                129,124

 Rent                                            33,584                 13,641

 Other General and Administrative                56,556                 60,428
                                              ----------             ---------

 Total Expense Reimbursements                $ 1,438,610           $   526,571
                                              ==========             =========

Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the year ended December 31, 1998 was $496,174 and $106,473 for the period October 1, 1997 through December 31, 1997. These amounts are classified with Selling, General and Administrative - Affiliated in the accompanying Statements of Operations.

The Management Agreements also call for NTS Management to receive an Incentive Payment, as defined in the Management Agreements, equal to 10% of the Net Cash Flows of the projects. The Incentive Payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Orlando Lake Forest Joint Venture would have been sufficient to enable the Fund to return to the then existing shareholders of the Fund an amount

------------------------------------------

which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders' Original Capital Contribution. As of December 31, 1997, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 1998, no amount had been accrued as an Incentive Payment in the Fund's consolidated financial statements.

Advances and Notes Payable Affiliates
-------------------------------------

NTS/VA has received non-interest bearing advances from Affiliates of the Fund's Sponsor totaling $600,542 as of December 31, 1997. The advances were used to fund development costs and were to be repaid to the Affiliates as cash flow permits. As of December 31, 1998, the balance has been paid in full.

The Fund has received advances from Affiliates of the Fund's Sponsor, net of repayments, totaling $6,090,293 and $5,309,492 as of December 31, 1998 and 1997, respectively. As of December 31, 1998, the advances bear interest at approximately the Prime Rate and mature on May 31, 2006. The Affiliate has represented that it will not demand repayment on any amounts owed during 1999, unless cash flows are adequate to allow such repayment. For the year ended
December 31, 1998, the interest expense to affiliate totaling $341,213 was capitalized in inventory. For the years ended December 31, 1997 and 1996, interest was expensed totaling $358,226 and $258,191, respectively.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

1.     Financial statements

       The financial statements for the NTS Mortgage Income Fund and NTS Guaranty Corporation together with the reports of Arthur Andersen LLP dated March 19, 1999.

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

                Exhibit Number                       Description
                --------------                       -----------

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

NTS MORTGAGE INCOME FUND


/s/ Richard L. Good                                         Date: March 31, 1999
-----------------------------------------
Richard L. Good
President and Director of the NTS Mortgage Income Fund

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated.

/s/ J. D. Nichols                                           Date: March 31, 1999
-----------------------------------------
J. D. Nichols
Chairman of the Board of Directors
of the NTS Mortgage Income Fund

/s/ Gerald B. Brenzel                                       Date: March 31, 1999
-----------------------------------------
Gerald B. Brenzel
Director of the NTS Mortgage Income Fund

/s/ Robert M. Day                                           Date: March 31, 1999
-----------------------------------------
Robert M. Day
Director of the NTS Mortgage Income Fund


/s/ Gerald B. Thomas                                        Date: March 31, 1999
-----------------------------------------
Gerald B. Thomas
Director of the NTS Mortgage Income Fund


/s/ Richard L. Good                                         Date: March 31, 1999
-----------------------------------------
Richard L. Good
President and Director of the
NTS Mortgage Income Fund (acting as
Chief Financial Officer)