Form 10-Q
period 1999-03-31
NTS MORTGAGE INCOME FUND
filed 1999-05-17
CIK 841942

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ---------------------------

Commission File Number                  0-18550
                      ----------------------------------------------------------

                            NTS MORTGAGE INCOME FUND
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                    61-1146077
----------------------------------             ---------------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)

    10172 Linn Station Road
     Louisville, Kentucky                                40223
----------------------------------             ---------------------------------
(Address of principal executive                        (Zip Code)
offices)

Registrant's telephone number,
including area code:                                  (502) 426-4800
                                                --------------------------------


                                 Not Applicable
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

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

As of April 1, 1999 there were approximately 3,187,000 shares of common stock outstanding.

                               TABLE OF CONTENTS
                               -----------------


                                                                           Pages

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 1999 and
              December 31, 1998                                             3

            Consolidated Statements of Operations
              For the three months ended                                    4
              March 31, 1999 and 1998

            Consolidated Statements of Cash Flows
              For the three months ended                                    5
              March 31, 1999 and 1998

            Notes To Consolidated Financial Statements                   6-13


Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        14-18


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              19
Item 2.     Changes in Securities                                          19
Item 3.     Defaults upon Senior Securities                                19
Item 4.     Submission of Matters to a Vote of Security Holders            19
Item 5.     Other Information                                              19
Item 6.     Exhibits and Reports on Form 8-K                               19


Signatures                                                                 20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS MORTGAGE INCOME FUND
                            ------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                      As of              As of
                                                    March 31,          December 31,
                                                      1999                1998*
                                                  ------------         ------------
ASSETS

Cash and equivalents                              $  1,335,547         $  1,061,609
Membership initiation fees and other
  accounts receivable                                1,735,349            1,884,472
Notes receivable                                     3,040,258            3,303,761
Inventory                                           53,547,592           53,264,438
Property and equipment, net of accumulated
 depreciation of $228,305, and $187,059                497,849              501,921
Investment in unconsolidated affiliate               4,384,034            4,462,990
Advances to affiliates                                  41,296               30,338
Other assets                                         1,035,778            1,043,228
                                                  ------------         ------------

  Total assets                                      65,617,703           65,552,757
                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                1,511,386            2,091,630
Notes payable - affiliated                           6,452,433            6,090,293
Notes payable                                       23,481,323           22,760,246
Lot deposits                                           114,500              131,395
Deferred revenues                                      145,435              154,968
                                                  ------------         ------------

  Total liabilities                                 31,705,077           31,228,532
                                                  ------------         ------------

Commitments and contingencies (Note 10)

Stockholders' equity:
  Common stock, $0.001 par value,
  6,000,000 shares authorized; 3,187,333
  shares issued and outstanding                          3,187                3,187
 Additional paid-in-capital                         54,163,397           54,163,397
 Accumulated deficit                               (20,253,958)         (19,842,359)
                                                  ------------         ------------

  Total stockholders' equity                        33,912,626           34,324,225
                                                  ------------         ------------

  Total liabilities and stockholders'
   equity                                         $ 65,617,703         $ 65,552,757
                                                  ============         ============


The accompanying notes are an integral part of these financial statements.

* Reference is made to the Fund's audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on March 31, 1999.

                            NTS MORTGAGE INCOME FUND
                            ------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                       Three Months Ended
                                                           March 31,
                                                       ------------------

                                                    1999                1998
                                                    ----                ----
REVENUES:

  Lot sales, net of discounts                   $ 2,444,785         $ 1,132,248
  Cost of sales                                   1,659,883             873,234
                                                -----------         -----------

 Gross profit                                       784,902             259,014

 Interest income on cash equivalents and
  miscellaneous income                               73,671             132,981
 Recovery of provision for loan losses                   --             382,096
                                                -----------         -----------
                                                    858,573             774,091


EXPENSES:

 Selling, general and administrative-
  affiliated                                        584,163             383,488
 Selling, general and administrative                464,318             298,054
 Interest expense                                   115,952             126,201
 Interest expense - affiliated                           --              63,511
 Other taxes and licenses                             5,050               7,601
 Depreciation and amortization expense               21,733              36,247
 Loss from investment in unconsolidated
  affiliate                                          78,956              42,628
                                                -----------         -----------

                                                  1,270,172             957,730
                                                -----------         -----------

Net loss                                        $  (411,599)        $  (183,639)
                                                ===========         ===========

Net loss per share of common stock              $     (0.13)        $     (0.06)
                                                ===========         ===========

Weighted average number of shares                 3,187,333           3,187,333
                                                ===========         ===========



The accompanying notes are an integral part of these financial statements.

                            NTS MORTGAGE INCOME FUND
                            ------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                  Three Months Ended
                                                                        March 31,
                                                                  ------------------
                                                                1999                1998
                                                                ----                ----

CASH FLOWS USED FOR OPERATING ACTIVITIES
 Net loss                                                  $  (411,599)        $  (183,639)
 Adjustments to reconcile net loss to net cash
 provided by (used for) operating activities:
  Depreciation and amortization expense                         67,815              36,247
  Loss from investment in unconsolidated affiliate              78,956              42,628
  Changes in assets and liabilities:
   Interest receivable - affiliated
   Membership initiation fees and other receivables            149,123             150,923
   Notes receivable                                            263,503             242,521
   Inventory                                                  (283,154)           (545,953)
   Accounts payable and accrued expenses                      (580,244)         (1,906,412)
   Lot deposits                                                (16,895)             10,000
   Deferred revenues                                            (9,533)                765
                                                           -----------         -----------

   Net cash used for operating activities                     (742,028)         (2,152,920)
                                                           -----------         -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES
  Purchase of property and equipment                           (37,174)            (41,275)
                                                           -----------         -----------

  Net cash used for investing activities                       (37,174)            (41,275)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Advances to affiliates                                       (10,958)            563,669
  Payments on advances from affiliates                              --            (126,136)
  Proceeds from notes payable                                2,996,142           9,878,673
  Proceeds from notes payable - affiliated                     362,140                  --
  Payments on notes payable                                 (2,275,065)         (5,811,638)
  Payments on notes payable - affiliated                            --          (2,444,584)
  Other assets                                                 (19,119)           (193,741)
                                                           -----------         -----------

  Net cash provided by financing activities                  1,053,140           1,866,243
                                                           -----------         -----------
  Net increase (decrease) in cash and equivalents              273,938            (327,952)

CASH AND EQUIVALENTS, beginning of period                    1,061,609           1,413,445
                                                           -----------         -----------

CASH AND EQUIVALENTS, end of period                        $ 1,335,547         $ 1,085,493
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

                            NTS MORTGAGE INCOME FUND
                            ------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


The financial statements and schedules included herein should be read in conjunction with the Fund's 1998 Annual Report on Form 10-K. In the opinion of the Fund's management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1999 and 1998.

The results of operations for the interim periods are not necessarily an indication of the results to be expected for the full 1999 fiscal year.

1.     Organization
       ------------

       NTS Mortgage Income Fund (the "Fund"), a Delaware corporation, was formed on September 26, 1988. The Fund operated as a real estate investment trust (REIT) under the Internal Revenue Code of 1986 (the "Code"), as amended, from its inception through December 31, 1996. The Fund began operating as a "C" corporation under the Code for tax purposes effective January 1, 1997. NTS Corporation is the sponsor of the Fund (the "Sponsor"). NTS Advisory Corporation is the advisor to the Fund (the "Advisor"), and NTS Residential Management Company is the manager of the Fund (NTS Management). The Advisor and NTS Management are affiliates of and are under common control with NTS Corporation.

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

3.      Revenue Recognition
        -------------------

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

       Inventory consists of the following as of March 31, 1999:

                                                  NTS/LFII            NTS/VA          Consolidated
                                                  --------            ------          ------------
                    Land held for future
                     development, under
                     development and completed lots        $ 5,270,000        $22,281,000        $27,551,000
                    Country club (net of
                     membership initiation fees)            10,227,000          7,769,000         17,996,000
                    Amenities                                2,223,000          5,778,000          8,001,000
                                                           -----------        -----------        -----------

                                                           $17,720,000        $35,828,000        $53,548,000
                                                           ===========        ===========        ===========


       Inventory consists of the following as of December 31, 1998:

                                                            NTS/LFII            NTS/VA        Consolidated
                                                            --------            ------        ------------
          Land held for future
           development, under development
           and completed lots                              $ 5,855,000        $21,971,000        $27,826,000
          Country club (net of membership  initiation
           fees)                                            10,225,000          8,099,000         18,324,000
          Amenities                                          2,176,000          4,938,000          7,114,000
                                                           -----------        -----------        -----------

                                                           $18,256,000        $35,008,000        $53,264,000
                                                           ===========        ===========        ===========

       NTS/LFII and NTS/VA capitalized in inventory approximately $625,000 of interest and real estate taxes for the three months ended March 31, 1999. Interest and real estate taxes incurred were approximately $756,000.

       Inventory for 1999, as reflected above, includes approximately $26,305,000, net of $8,309,000 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

       Inventory for 1998 as reflected above includes approximately $26,586,000, net of $8,262,000 of country club membership initiation fees of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

       Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from membership sales for a period not to exceed 12 years from the date of the agreement (ending 2003). The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $2,300,000 which is expected to be offset by member initiation fees. During the first quarter of 1999 and for the year ended December 31, 1998 the Country Club operating deficit was approximately $108,000 and $279,000, respectively, and was capitalized in inventory.

5.     Investment in Unconsolidated Affiliate
       --------------------------------------

       Effective as of August 16, 1997, the Fund became a partner in the Orlando Lake Forest Joint Venture (the "Joint Venture"). The other partners in the Joint Venture are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are Affiliates of and are under common control with the Fund's Sponsor. The Joint Venture will continue to operate under its current legal name as the Orlando Lake Forest Joint Venture.

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

       The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the Joint Venture agreement. As of March 31, 1999, the Fund's percentage interest was 50%, and the Fund's investment balance in the Joint Venture was $4,384,034 and $4,462,990 as of March 31, 1999 and December 31, 1998, respectively. The Fund's share of the Joint Venture's net loss for the three months ended March 31, 1999 was $78,956.

       The following presents condensed financial information for the Joint Venture as of March 31, 1999 and for the year ended December 31, 1998:

                                                  March 31, 1999   December 31, 1998
                                                  --------------    --------------

               Balance Sheet
               -------------
               Notes receivable                    $   526,206        $   550,272
               Inventory                            14,220,394         14,461,364
               Other, net                              566,079            512,976
                                                   -----------        -----------

               Total assets                        $15,312,679        $15,524,612
                                                   ===========        ===========

               Notes payable                       $ 5,356,851        $ 5,323,241
               Other liabilities                     1,187,758          1,275,389
               Equity                                8,768,070          8,925,982
                                                   -----------        -----------

               Total liabilities and equity        $15,312,679        $15,524,612
                                                   ===========        ===========


                                                  March 31, 1999    March 31, 1998
                                                  --------------    --------------
               Statement of Operations
               -----------------------
               Lot sales                           $   916,785        $   397,000
               Cost of sales                          (714,932)          (286,241)
               Other income (expenses), net           (359,765)          (196,015)
                                                   -----------        -----------

               Net loss                            $  (157,912)       $   (85,256)
                                                   ===========        ===========

6.     Notes and Mortgage Loans Payable
       --------------------------------

       Notes and mortgage loans payable consist of the following:


                                                                                  March 31,           December 31,
                                                                                     1999                1998
                                                                                  ---------           ------------

       Mortgage loan payable to a bank in the amount of $10,700,000, bearing interest at the Prime Rate + 1 1/2%, due December 1, 2002, secured by inventory of NTS/VA, generally principal payments consist of approximately 91% of the Gross Receipts of lot sales, guaranteed by Mr.
       J. D. Nichols, Chairman of the Board of the Fund's Sponsor, up to
       $3,000,000 and a $2 million letter of credit from a third party lender
       with the beneficiary being the bank.                                       $ 10,612,734          $  9,581,963

       Note payable to a bank in the amount of $8,000,000, bearing interest at the Prime Rate + 1%, payable monthly, due October 31, 2003, secured by inventory of NTS/LFII, generally principal payments consist of approximately 90% of the Gross Receipts of lot sales, guaranteed by Mr.
       J. D. Nichols up to 50% of the credit facility. The Note contains certain covenants which among other things require the net worth of NTS/LFII not
       be allowed to decrease by 20% or more throughout the term of the agreement.   6,153,803             6,113,434

       Mortgage loan payable to a bank in the amount of $4,000,000, bearing interest at the Prime Rate + 1/2%, payable monthly, due July 31, 2002, secured by the Lake Forest Country Club and golf course, principal reductions of $300,000 every six months, guaranteed by NTS Corporation,
       the Fund's Sponsor.                                                           3,200,000             3,250,000

       Warehouse Line of Credit Agreements with three banks bearing interest at the Prime Rate + 1%, the Prime Rate + 3/4% and the Prime Rate + 1/2%, due
       December 15, 1999, ($511,363), September 30, 1999 ($1,141,230), and
       February 28, 2000 ($487,906), secured by notes receivable, principal payments consist of payments received from notes receivable securing the
       obligation.                                                                   2,140,499             2,404,585

       Bank note payable in the amount of $1,174,800, bearing interest at a rate of prime +.5%, secured by note receivable, due in monthly installments of
       $5,000 commencing February 1, 1999 with any outstanding principal and
       accrued interest due and payable in full on December 29, 2000.                1,159,800             1,174,800

       Mortgage loan payable to a bank in the amount of $150,000, bearing interest at the Prime Rate +1%, payable monthly, due August 4, 1999
       secured by land, guaranteed by NTS Corporation, the Fund's Sponsor.             150,000               150,000

       Equipment loan in the amount of $50,180, bearing interest at a rate of
       2.9%, due May 1, 2001, secured by equipment for use at  the Lake Forest
       Country Club.                                                                    35,302                40,755

6.     Notes and Mortgage Loans Payable


                                                                                      March 31,           December 31,
                                                                                        1999                   1998
                                                                                     -----------           -----------
       Equipment loan in the amount of $27,736, bearing interest at a rate of
       5.94%, due April 1, 2000, secured by equipment purchased for use at the
       Lake Forest Country Club.                                                    $     10,511          $     12,871


       Bank note payable in the amount of $165,276, bearing interest at the rate of 8.75%, due January 14, 1999, secured by golf course maintenance
       equipment.                                                                             --                 5,358


       Bank note payable the amount of $42,435, bearing interest at the rate of
       10.5%, due October 15, 1999, secured by golf course maintenance
       equipment.                                                                          8,405                11,853


       Bank note payable in the amount of $34,555, bearing interest at the rate of 10.5%, due October 15, 1999, secured by golf course maintenance
       equipment.                                                                          6,460                 9,265


       Bank note payable in the amount of $19,194, bearing interest at the rate of 10.5%, due October 15, 1999, secured by golf course maintenance
       equipment.                                                                          3,809                 5,362
                                                                                     -----------           -----------
                                                                                   $  23,481,323         $  22,760,246
                                                                                     ===========           ===========


       The Prime Rate was 7 3/4% at March 31, 1999 and 8 1/2% at December 31, 1998.

       The $511,363 and $487,906 Warehouse Line of Credit agreements are guaranteed by NTS Corporation.

       Principal balance requirements regarding the $10.7 and $8 million credit facilities:

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

7.     Related Party Transactions
       --------------------------

       As of March 31, 1999, the Sponsor or an Affiliate owned 105,955 shares of the Fund. The Fund has entered into, or had been subject to in prior periods, the following agreements with various Affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

       These expense reimbursements included direct and pro-rated costs incurred in the management and operation of NTS/LF II and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects, with respect to the residential projects but who are not on site and with respect to the residential projects but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Property Management Agreements, the Fund was charged the following amounts for the three months ended March 31, 1999 and 1998. These amounts are reflected in Selling, General and Administrative - Affiliated on the accompanying Statement of Operations:

                                                                       1999                   1998
                                                                       ----                   ----

         Personnel Related Costs:
          Finance and Accounting                                     $ 38,145               $ 30,301
          Data Processing                                               1,811                  1,606
          Human Resources                                              10,517                  6,531
          Executive and Administrative Services                        75,242                 76,203
          Construction Management                                       4,065                  3,829
          Sales and Marketing                                         229,143                129,619
          Legal                                                        16,200                  9,000

         Marketing                                                     22,571                 36,902

         Rent                                                          12,911                  8,288

         Other General and Administrative                              24,900                  8,207
                                                                     --------               --------

         Total Expense Reimbursements                                $435,505               $310,486
                                                                     ========               ========

       Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the three months ended March 31, 1999 and 1998 was $149,000 and $73,000, respectively. These amounts are classified with Selling, General and Administrative - Affiliated in the accompanying Statements of Operations.

       The Management Agreements also provides the opportunity for NTS Management to receive an Incentive Payment, as defined in the Management Agreements, equal to 10% of the Net Cash Flows of the projects if certain financial obligations are met. The Incentive
       Payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Orlando Lake Forest Joint Venture would have been sufficient to enable the Fund to return to the shareholders of the Fund an amount which, after adding thereto all other payments previously distributed to such shareholders of the Fund, is at least equal to the shareholders' Original Capital Contribution. As of March 31, 1999, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of March 31, 1999, no amount had been accrued as an Incentive Payment in the Fund's consolidated financial statements.

       Advances and Notes Payable Affiliates
       -------------------------------------

       The Fund has received advances from Affiliates of the Fund's Sponsor, net of repayments, totaling approximately $6,452,000 and $6,090,000 as of March 31, 1999 and December 31, 1998 respectively. As of March 31, 1999, the advances bear interest at approximately the Prime Rate and mature on May 31, 2006. The Affiliate has represented that it will not demand repayment on any amounts owed during 1999, unless cash flows are adequate to allow such repayment. For the three months ended March 31, 1999, the interest expense to affiliate totaling approximately $120,000 was capitalized in inventory. For the three months ended March 31, 1998, interest of approximately $64,000 was expensed.

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

       A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on a history of operating losses by its subsidiaries and its expectations for the future, that it is more likely than not that the net deferred tax assets at March 31, 1999 and December 31, 1998, will not be realized.

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

10.    Commitments and Contingencies
       -----------------------------

       NTS/LFII and NTS/VA have various letters of credit outstanding to governmental agencies and utility companies totaling approximately $2,277,000 as of March 31, 1999 and December 31, 1998. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

       It is estimated that development of the remaining homeowners association amenities at the Lake Forest North project will be substantially complete by May 2001. Based on engineering studies and projections, NTS/LFII will incur additional costs, excluding interest, of approximately $500,000 during 2001 to complete the homeowners association amenities.

       It is estimated that the country club and homeowners association amenities at the Fawn Lake project will be substantially completed by December 2004. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $3,165,000 to complete the country club and homeowners association amenities for the project. These costs are estimated to be incurred as follows: $1,500,000 for 1999, $75,000 for 2002, $440,000 for 2003, and $1,150,000 for 2004.

11.    Guaranties to the Fund
       ----------------------

       NTS Guaranty Corporation (the "Guarantor"), an Affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions. As of March 31, 1999, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

The NTS Mortgage Income Fund (the "Fund") commenced an offering to the public on March 31, 1989 and was authorized to sell up to 2,500,000 shares of common stock at $20.00 per share (subject to an increase to 5,000,000 shares at the option of the Fund). Approximately 3,187,000 shares were sold representing approximately $64 million in sales and approximately $9.5 million in selling expenses and other offering costs. The net offering proceeds remaining, after payment of brokerage commissions, organizational expenses and other costs, were used to make Mortgage Loans and Temporary Investments and such other investments as permitted by the Fund's Prospectus. Capitalized terms shall have the meaning ascribed in the "Glossary" on pages 75 to 81 of the Fund's Prospectus, which is filed herewith and incorporated by reference.

In August 1997, the Fund entered into an Amended and Restated Joint Venture Agreement evidencing the Fund's admission as a partner in the Joint Venture. The Fund contributed its interest in the first mortgage loan on the Orlando Lake Forest project and obtained a 50% interest in the Joint Venture.

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

Liquidity and Capital Resources
-------------------------------

Prior to the acquisition of a 50% interest in the Joint Venture, the Fund's primary source of liquidity had been from the interest earned on the Mortgage Loans and on the Temporary Investments. The Fund's current source of liquidity is primarily the ability of its subsidiaries (to which the Fund formerly had outstanding Mortgage Loans) to draw upon their respective development loans. Additional liquidity is provided by net proceeds retained from residential lot closings by the properties owned by the Fund's subsidiaries and Joint Venture in which the Fund has a 50% interest. The various development loans call for principal payments ranging from 67% to 91% of Gross Receipts from lot sales.

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

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando). The Joint Venture will continue to own and develop the Orlando Lake Forest project. NTS Realty Company of Florida, an Affiliate of and under common control with the Fund's Sponsor, will continue to act as a broker and agent for the Joint Venture for the sale of lots within the Orlando Lake Forest project.

Operating Activity
------------------

Cash used for operating activities was approximately $742,000 for the three months ended March 31, 1999. The primary components of the use of cash for operating activities were a net loss of approximately $412,000, a decrease in accounts payable and accrued expenses of approximately $580,000, net additions to inventory of approximately $283,000, partially offset by collections of notes receivable of approximately $264,000.

Cash used for operating activities was approximately $2,153,000 for the three months ended March 31, 1998. The primary components of the use of cash for operating activities were a decrease in accounts payable and accrued expenses of approximately $1,906,000, net additions to inventory of approximately $546,000, partially offset by collections of notes receivable of approximately $243,000.

Investing Activity
------------------

During the three months ended March 31, 1999 and 1998, approximately $37,000 and $41,000 was used to purchase property and equipment.

Financing Activity
------------------

Cash provided by financing activities was approximately $1,053,000 for the three months ended March 31, 1999. The primary components of the cash provided by financing activities were net borrowings on notes payable relating to the development loans for Lake Forest North and Fawn Lake projects of approximately $721,000, which were used primarily to fund activities of the Fawn Lake project, and proceeds on notes payable to affiliates of approximately $362,000 which were used primarily to fund activities of the Fawn Lake project.

Cash provided by financing activities was approximately $1,866,000 for the three months ended March 31, 1998. The primary components of the cash provided by financing activities were net borrowings on notes payable related to the development loans for Lake Forest North and Fawn Lake projects of approximately $4,067,000 and payments on notes payable to affiliates of approximately $2,445,000. In addition, the Fund received net borrowings of approximately $438,000 from Affiliates of the Fund's Sponsor.

Results of Operations
---------------------

Revenues
--------

First quarter consolidated revenues increased 116% to $2.4 million in 1999 from $1.1 million in 1998. This increase was a result of additional lot sales and higher average lot selling price in the first quarter of 1999 compared to the same period in 1998. During the first quarter of 1999, 25 lots were sold for an average selling price of $97,791 compared to 15 lots sold in 1998 for an average selling price of $75,483. First quarter cost of sales increased to $1.7 million in 1999 compared to approximately $873,000 in 1998, resulting in a gross profit margin of 32% and 23% for 1999 and 1998, respectively.

During the first quarter of 1998, the Fund realized approximately $382,000 of proceeds from a loan previously made to the Orlando Lake Forest project during the time the Fund operated as a REIT. This loan was written off by the Fund prior to its investment in the Orlando Lake Forest Joint Venture. The Fund had previously established a $1,500,000 loan loss reserve regarding a Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture. During the third quarter 1997, the Fund received 100% of the amount due on this loan and determined the loan loss reserve was no longer needed.

Interest income on cash equivalents and miscellaneous income includes interest income earned from short-term investments made by the Fund with cash reserves for the three months ended March 31, 1999 and 1998.

Expenses
--------

The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Residential Management (NTS Management) under the terms of (i) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a Property Management Agreement executed December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the Management Agreements). NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of the Fund's Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, will be entitled to an Overhead Recovery, and will accrue an incentive payment payable all as provided therein.

The expenses related to the Property Management agreement are presented as selling, general and administrative affiliated on the accompanying consolidated statements of operations. As defined in the Management Agreements, the expenses are classified in two ways, Expense Recovery and Overhead Recovery. The expense recovery includes direct and pro-rated costs incurred in the management and operation of NTS/LF II and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects, with respect to the residential projects but who are not on site and with respect to the residential projects but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project.

Reimbursements for Expense Recovery of approximately $435,000 and $310,000 were made to NTS Management or an Affiliate during the three months ended March 31, 1999 and 1998, respectively, for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund.

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

For the three months ended March 31, 1999 and 1998, Overhead Recovery incurred was approximately $149,000 and $73,000, respectively.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings and its subsidiaries borrowings as well as changes in the capitalization percentage. For the three months ended March 31, 1999 approximately $586,000 was capitalized in inventory and approximately $116,000 was expensed. For the three months ended March 31, 1998, approximately $454,000 was capitalized in inventory and approximately $190,000 was expensed.

Selling, general and administrative expenses also include directors' fees, legal, outside accounting, other investor related cost. For the three months ended March 31, 1999 and 1998, the amount incurred was approximately $464,000 and $298,000 respectively. The increase in 1999 compared to 1998 is primarily due to additional selling and marketing cost.

Depreciation expense relates to equipment used for development activity, which is being depreciated over five to seven years. Amortization expense relates primarily to loan costs, which are being amortized over the life of the related loan. For the three months ended March 31, 1999 loan cost amortization expense was capitalized in inventory.

No benefit for income taxes was provided during the three months ended March 31, 1999 or 1998 as the Fund has recorded a valuation allowance equal to the amount of the recorded benefit. The Fund has determined that it is more likely than not that the net deferred tax asset will not be realized.

Net Loss
--------

The Fund's net loss for the three months ended March 31, 1999 of $412,000 represents a decline from the net loss of $184,000 for the three months ended March 31, 1998. This decline is primarily a result of $382,000 recovery on provision for loan losses which occurred in the first quarter of 1998, partially offset by a higher gross profit margin in 1999.

Provisions for Write-down to Net Realizable Value
-------------------------------------------------

The Fund periodically reviews the value of land and inventories and determines whether any write-downs need to be recorded to reflect declines in value. The Fund did not record any write-downs during the three months ended March 31, 1999 and 1998. The estimated net realizable value of real estate inventories represents management's estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Fund's real estate inventories is dependent upon future events and conditions that may cause actual results to differ from amounts presently estimated.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. The Fund's debt instruments bear interest at both variable and fixed rates as further discussed in Note 6 of the Fund's financial statements. At March 31, 1999, a hypothetical 100 basis point increase in interest rates would result in an approximately $58,000 increase in interest expense. During the three months ended March 31, 1999, the majority of interest expense incurred was capitalized in inventory.

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

The Fund's subsidiaries, NTS/LFII and NTS/VA, and the Orlando Lake Forest Joint Venture, in which the Fund has a 50% interest, are engaged in the development and sale of residential subdivision building lots, the pricing and sale of which are subject to risks generally associated with real estate development and applicable market forces beyond the control of the Fund and/or its subsidiaries, including general and local economic conditions, competition, interest rates, real estate tax rates, other operating expenses, the supply of and demand for properties, zoning laws, other governmental rules and fiscal policies, and acts of God. All of the properties owned by NTS/LFII, NTS/VA and the Joint Venture are encumbered by development loans from third party lenders which, given the nature of the risks incumbent in real estate investment and development activities as stated above, are inherently subject to default should the ability of NTS/LFII, NTS/VA, Joint Venture and/or the Fund to make principal and interest payments under such development loans become impaired.

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


                             NTS Mortgage Income Fund
                             ------------------------
                                     (Registrant)

                             /s/ Richard L. Good
                             -------------------------
                                 Richard L. Good
                                 President and Director of the NTS Mortgage
                                 Income Fund (acting as Chief Financial Officer)






Date: May 17, 1999