Form 10-Q
period 1999-06-30
NTS MORTGAGE INCOME FUND
filed 1999-08-16
CIK 841942

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1999
--------------------------------------------------------------------------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
--------------------------------------------------------------------------------

Commission File Number                 0-18550
--------------------------------------------------------------------------------

                            NTS MORTGAGE INCOME FUND
--------------------------------------------------------------------------------
(exact name of registrant as specified in its charter)

           Delaware                                    61-1146077
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                      Identification No.)

      10172 Linn Station Road
        Louisville, Kentucky                             40223
--------------------------------------------------------------------------------
(Address of principal executive                       (Zip Code)
offices)

Registrant's telephone number, including area code:
                                                   (502) 426-4800
--------------------------------------------------------------------------------

                            Not Applicable
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                                if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes __X__ No _____

As of August 10, 1999 there were approximately 3,187,000 shares of common stock outstanding.

Exhibit Index: 24
Total Pages: 25

TABLE OF CONTENTS
-----------------


                                                                           Pages

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of June 30, 1999 and
              December 31, 1998                                                3

            Consolidated Statements of Operations
              For the three and six months ended                               4
              June 30, 1999 and 1998

            Consolidated Statements of Cash Flows
              For the six months ended                                         5
              June 30, 1999 and 1998

            Notes To Consolidated Financial Statements                      6-16


Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           17-23

Item 3.     Quantitative and Qualitative Disclosures About
             Market Risk                                                      23



PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 24
Item 2.     Changes in Securities                                             24
Item 3.     Defaults upon Senior Securities                                   24
Item 4.     Submission of Matters to a Vote of Security Holders               24
Item 5.     Other Information                                                 24
Item 6.     Exhibits and Reports on Form 8-K                                  24


Signatures                                                                    25

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                             NTS MORTGAGE INCOME FUND
                                             ------------------------

                                            CONSOLIDATED BALANCE SHEETS
                                            ---------------------------
                                                           As of          As of
                                                          June 30,     December 31,
                                                            1999          1998*
                                                     -----------------------------------
ASSETS
Cash and equivalents                                  $    787,582    $  1,061,609
Membership initiation fees and other
  accounts receivable                                    1,765,668       1,884,472
Notes receivable                                         2,595,579       3,303,761
Inventory                                               55,342,161      53,264,438
Property and equipment, net of accumulated
  Depreciation of $250,239 and $187,059                    560,962         501,921
Investment in unconsolidated affiliate                   4,301,011       4,462,990
Advances to affiliates                                      34,295          30,338
Other assets                                               832,786       1,043,228
                                                       -----------     -----------

  Total assets                                          66,220,044      65,552,757
                                                       ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                    2,108,451       2,091,630
Notes payable - affiliated                               6,477,434       6,090,293
Notes payable                                           23,983,137      22,760,246
Lot deposits                                               169,297         131,395
Deferred revenues                                           72,731         154,968
                                                       -----------     -----------

  Total liabilities                                     32,811,050      31,228,532
                                                       -----------     -----------

Commitments and contingencies (Note 10)

Stockholders' equity:
  Common stock, $0.001 par value,
  6,000,000 shares authorized; 3,187,333
  shares issued and outstanding                              3,187           3,187
Additional paid-in-capital                              54,163,397      54,163,397
 Accumulated deficit                                   (20,757,590)    (19,842,359)
                                                      ------------     -----------

  Total stockholders' equity                            33,408,994      34,324,225
                                                      ------------     -----------

  Total liabilities and stockholders'
   Equity                                            $  66,220,044    $ 65,552,757
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

                            NTS MORTGAGE INCOME FUND
                            ------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                     Three Months Ended                           Six Months Ended
                                          June 30,                                    June 30,
                              ----------------------------------        ---------------------------------

                                 1999                   1998                  1999                1998
                                 ----                   ----                  ----                ----
REVENUES:
  Lot sales, net of discounts  $ 2,277,933          $ 2,006,441           $ 4,722,718          $ 3,138,689
  Cost of sales                  1,648,770            1,479,280             3,308,653            2,352,514
                                ----------           ----------            ----------           ----------

    Gross profit                   629,163              527,161             1,414,065              786,175

  Interest and miscellaneous
    Income                         100,944               88,000               174,615              220,981
  Recovery of provision for loan
    Losses                            --                   --                    --                382,096
                                ----------           ----------            ----------           ----------

                                   730,107              615,161             1,588,680            1,389,252
                                ----------           ----------            ----------           ----------

EXPENSES:
  Selling, general and
    Administrative - affiliated    446,891              608,404             1,031,053             991,892
  Selling, general and
    Admininstrative                583,265              184,330             1,047,583             482,384
  Interest expense                  46,789               85,637               162,741             211,838
  Interest expense - affiliated       --                 61,019                  --               124,530
  Other taxes and licenses           7,325                4,614                12,375              12,215
  Depreciation and amortization
    Expense                         41,447               38,298                63,180              74,545
  Loss from investment in
    Unconsolidated affiliate       108,023              115,116               186,979             157,744
                                ----------           ----------            ----------          ----------

                                 1,233,740            1,097,418             2,503,911           2,055,148
                                ----------           ----------            ----------          ----------

  Net loss                     $  (503,633)         $  (482,257)          $  (915,231)        $  (665,896)
                                ==========           ==========            ==========          ==========

  Net loss per share of
   Common stock                $     (0.16)         $     (0.15)          $     (0.29)        $     (0.21)
                                ----------           ----------            ----------          ----------

  Weighted average number of
   Shares                        3,187,333            3,187,333             3,187,333           3,187,333
                                ==========           ==========            ==========          ==========

 The accompanying notes are an integral part of these financial statements.

                            NTS MORTGAGE INCOME FUND
                            ------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                                            Six Months Ended
                                                                June 30,

                                                        1999             1998
                                                        ----             ----


     CASH FLOWS USED FOR OPERATING ACTIVITIES
      Net loss                                     $   (915,231)   $   (665,896)
      Adjustments  to  reconcile  net  loss  to
       net  cash  used  for  operating
       activities:
        Depreciation and amortization expense           150,120          74,545
        Loss from investment in unconsolidated
         affiliate                                      186,979         157,744
        Changes in assets and liabilities:
        Membership initiation fees and other
         receivables                                    118,804        (333,736)
        Notes receivable                                708,182         363,216
        Inventory                                    (2,077,723)       (318,691)
        Accounts payable and accrued expenses            16,821      (1,668,143)
        Lot deposits                                     37,902           9,991
        Deferred revenues                               (82,237)         18,184
        Other assets                                    162,059         (10,928)
                                                     ----------      ----------

        Net cash used for operating activities       (1,694,324)     (2,373,714)
                                                     ----------      ----------
    CASH FLOWS USED FOR INVESTING ACTIVITIES
       Purchase of property and equipment              (153,299)       (140,652)
       Capital contribution to unconsolidated
        affiliate                                       (25,000)           --
                                                     ----------      ----------

       Net cash used for investing activities          (178,299)       (140,652)

     CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
       Advances to/from affiliates                       (3,957)       (465,942)
       Proceeds from notes payable                    6,612,976      11,794,473
       Proceeds from notes payable - affiliated         387,141       1,314,000
       Payments on notes payable                     (5,390,085)     (8,225,896)
       Payments on notes payable - affiliated              --        (2,444,584)
       Other assets                                      (7,479)       (210,429)
                                                     ----------      ----------

       Net cash provided by financing activities      1,598,596       1,761,622
                                                     ----------      ----------

       Net decrease in cash and equivalents            (274,027)       (752,744)

     CASH AND EQUIVALENTS, beginning of period        1,061,609       1,413,445
                                                     ----------      ----------

     CASH AND EQUIVALENTS, end of period            $   787,582     $   660,701
                                                     ==========      ==========


     The accompanying notes are an integral part of these financial statements.

                            NTS MORTGAGE INCOME FUND
                            ------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


The financial statements and schedules included herein should be read in conjunction with the Fund's 1998 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1999. In the opinion of the Fund's management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three and six months ended June 30, 1999 and 1998.

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

       NTS/LFII is the owner and developer of the Lake Forest North single-family residential community located in Louisville, Kentucky, and will continue to own and develop the Lake Forest North project to completion and orderly sale as a wholly-owned subsidiary of the Fund. NTS Residential Realty, Inc., a Kentucky corporation and an Affiliate of NTS Corporation, the Sponsor of the Fund, was formed on April 6, 1999 to act as a broker and agent for NTS/LFII for the sale of lots within the Lake Forest North project, and as broker and agent for the sale of new homes within the Lake Forest North project.

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

       The Fund purchased a 50% interest in the Orlando Lake Forest Joint Venture effective August 16, 1997. Prior to becoming a Joint Venture partner, the Fund had been the Joint Venture's primary creditor. The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in

       ------------------------

       Seminole County, Florida (near Orlando). The Joint Venture will continue to own and develop the Orlando Lake Forest project. Lake Forest Realty, Inc., an Affiliate of and under common control with the Fund's Sponsor, will continue to act as a broker and agent for the Joint Venture for the sale of lots within the Orlando Lake Forest project.


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

4.     Inventory
       ---------

       Inventory  is  stated  at  the  lower of  cost or  net  realizable value.
       Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period, less amounts charged to cost of sales. Inventory costs are allocated to individual lots sold using their relative sales values. The use of the relative sales value method to record cost of sales requires the use of estimates of sales values, development costs and absorption periods over the life of the project. Given the long-term nature of the projects and inherent economic volatility of residential real estate, it is reasonably possible that such estimates could change in the near term. Any changes in estimates would be accounted for prospectively over the life of the project.


       Inventory consists of the following as of June 30, 1999:

                                            NTS/LFII     NTS/VA     Consolidated
                                            --------     ------     ------------
         Land held for future
          development, under development
          and completed lots             $ 5,234,000   $23,560,000   $28,794,000
         Country club (net of
          membership initiation fees)     10,245,000     8,880,000    19,125,000
         Amenities                         2,302,000     5,121,000     7,423,000
                                          ----------    ----------    ----------

                                         $17,781,000   $37,561,000   $55,342,000
                                          ==========    ==========    ==========
                                       7

       Inventory consists of the following as of December 31, 1998:

                                           NTS/LFII    NTS/VA      Consolidated
         Land held for future
          development, under development
          and completed lots             $ 5,855,000 $21,971,000   $ 27,826,000
         Country club (net of membership
          initiation                      10,225,000   8,099,000     18,324,000
         fees)
         Amenities                         2,176,000   4,938,000      7,114,000
                                          ----------  ----------    -----------

                                         $18,256,000 $35,008,000   $ 53,264,000
                                          ==========  ==========    ===========

       NTS/LFII and NTS/VA capitalized in inventory approximately $1,268,000 of interest and real estate taxes for the six months ended June 30, 1999. Interest and real estate taxes incurred were approximately $1,468,000.

       NTS/LFII and NTS/VA capitalized in inventory approximately $1,000,000 of interest and real estate taxes for the six months ended June 30, 1998. Interest and real estate taxes incurred was approximately $1,277,000.

       Inventory for 1999, as reflected above, includes approximately $27,469,000, net of $8,344,000 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

       Inventory for 1998 as reflected above includes approximately $26,586,000, net of $8,218,000 of country club membership initiation fees of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

       Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from membership sales for a period not to exceed 12 years from the date of the agreement (ending 2003). The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $2,300,000 which is expected to be offset by member initiation fees. During the six months ended June 30, 1999 approximately $373,000 of the Fawn Lake Country Club deficit was capitalized as a cost of inventory. During the six months ended June 30, 1999 the Lake Forest Country Club had a profit of approximately $99,000, which reduced capitalized inventory.

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

       --------------------------------------------------

       The Fund contributed to the Joint Venture as a capital contribution its interest in the principal and interest of the first mortgage loan on the Orlando Lake Forest project, and obtained a 50% interest in the Joint Venture. The NTS entities named above hold cumulatively the remaining 50% interest in the Joint Venture.

       The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the Joint Venture agreement. As of June 30, 1999, the Fund's percentage interest was 50%, and the Fund's investment balance in the Joint Venture was approximately $4,301,000 and $4,463,000 as of June 30, 1999 and December 31, 1998,
       respectively. The Fund's share of the Joint Venture's net loss for the three and six months ended June 30, 1999 was approximately $108,000 and $187,000, respectively. The Fund's share of the Joint Venture's net loss for the three and six months ended June 30, 1998 was approximately $115,000 and $158,000, respectively.

       Presented below are condensed balance sheets for the Joint Venture as of June 30, 1999 and December 31, 1998, and statements of operations for the three and six months ended June 30, 1999 and 1998:

                                                June 30, 1999  December 31, 1998
                                                -------------  -----------------
Balance Sheet
Notes receivable                                  $   329,000   $   550,000
Inventory                                          14,094,000    14,462,000
Other, net                                            270,000       513,000
                                                   ----------    ----------

Total assets                                      $14,693,000   $15,525,000
                                                   ==========    ==========

Notes payable                                     $ 4,853,000   $ 5,323,000
Other liabilities                                   1,238,000     1,276,000
Equity                                              8,602,000     8,926,000
                                                   ----------    ----------

Total liabilities and equity                      $14,693,000   $15,525,000
                                                   ==========    ==========

                                  Three Months Ended              Six Months Ended
                                      June 30,                        June 30,
                                   1999            1998          1999            1998
                                   ----            ----          ----            ----
Statement of Operations
Lot Sales, net of discounts    $   871,000    $   557,000    $ 1,788,000    $   954,000
Cost of sales                     (617,000)      (392,000)    (1,331,000)      (678,000)
Other income (expenses), net      (470,000)      (395,000)      (831,000)      (591,000)
                               -----------    -----------    -----------    -----------

Net loss                       $  (216,000)   $  (230,000)   $  (374,000)   $  (315,000)
                               ===========    ===========    ===========    ===========

6.     Notes and Mortgage Loans Payable
       --------------------------------

       Notes and mortgage loans payable consist of the following:


                                                                                June 30,              December 31,
                                                                                  1999                    1998
                                                                        ------------------------- ---------------------
       Mortgage  loan  payable to a bank in the
       amount of  $10,700,000,  bearing interest
       at the Prime Rate + 1 1/2%,  due December 1,
       2002,  secured by inventory   of   NTS/VA,
       generally   principal   payments   consist
       of approximately  91% of the Gross Receipts
       of lot sales,  guaranteed by Mr.J. D.  Nichols,
       Chairman  of the  Board  of the Fund's Sponsor,
       up to $3,000,000  and a $2 million  letter of
       credit from a third party  lender with the
       beneficiary being the bank.                                           $ 10,451,203          $  9,581,963

       Note payable to a bank in the amount of
       $9,500,000,  bearing  interest at the Prime
       Rate + 1%, payable monthly, due December 31,
       2002,  secured by inventory  of  NTS/LFII,
       generally   principal   payments   consist  of
       approximately  90% of the Gross Receipts of lot
       sales,  guaranteed by Mr. J. D. Nichols up to 50%
       of the credit facility. The Note contains certain
       covenants,  which among other things  prohibits
       the net worth of NTS/LFII from decreasing by 20%
       or more throughout the term of the agreement.                            7,817,440             6,113,434

       Mortgage  loan  payable  to a bank in the amount
       of  $4,000,000,  bearing interest at the Prime
       Rate + 1/2%,  payable  monthly,  due July 31, 2002,
       secured  by the Lake  Forest Country  Club and golf
       course,  principal reductions of $300,000 every six
       months,  guaranteed by NTS  Corporation, the Fund's
       Sponsor.                                                                 3,100,000             3,250,000



       Warehouse Line of Credit  Agreements with three
       banks bearing interest at the Prime Rate + 1%,
       the Prime Rate + 3/4% and the Prime Rate + 1/2%,
       due December 15,  1999, ($229,390), September 30,
       1999 ($1,002,142), and February  28, 2000 ($180,412),
       secured by notes  receivable,  principal payments
       consist of payments received from notes receivable
       securing the obligation.                                                 1,411,944             2,404,585

       Bank note payable in the amount of $1,174,800,
       bearing interest at a rate of prime +1/2%, secured
       by note receivable, due in monthly installments of
       $5,000  commencing  February 1, 1999 with any
       outstanding  principal and accrued interest
       due and payable in full on December 29, 2000.                            1,149,800             1,174,800

       Mortgage  loan  payable  to a bank in the amount
       of  $150,000,  bearing interest  at the Prime
       Rate +1%,  payable  monthly,  due August 4, 1999,
       secured by land,  guaranteed  by NTS  Corporation,
       the  Fund's  Sponsor. Outstanding principal and
       interest was paid in full on April 15, 1999.                                  --                 150,000

       Equipment  loan in the amount of $50,180,
       bearing  interest at a rate of 2.9%, due May 1,
       2001, secured by equipment for use at
       the Lake Forest Country Club.                                               33,930                40,755

       Equipment  loan in the amount of $27,736,
       bearing  interest at a rate of  5.94%, due April 1,
       2000, secured by equipment purchased for use at
       the Lake Forest Country Club.                                                8,115                12,871

       Bank note payable in the amount of $165,276,
       bearing interest at the rate
       of 8.75%, due January 14, 1999, secured by golf
       course maintenance equipment.                                                 --                   5,358

       Bank note payable the amount of $42,435,
       bearing interest at the rate of 10.5%,  due
       October  15,  1999,   secured  by  golf  course
       maintenance equipment.                                                       4,886                11,853




       Bank note payable in the amount of $34,555,
       bearing interest at the rate of 10.5%,  due
       October  15,  1999,  secured by golf course
       maintenance equipment.                                                       3,599                 9,265

       Bank note payable in the amount of $19,194,
       bearing interest at the rate of 10.5%,  due
       October  15,  1999,  secured by golf course
       maintenance equipment.                                                       2,220                 5,362
                                                                               ----------            ----------         -----

                                                                             $ 23,983,137          $ 22,760,246
                                                                               ==========            ==========

       The Prime Rate was 7 3/4% at June 30, 1999 and December 31, 1998.

The $229,390 and $180,412 Warehouse Line of Credit agreements are guaranteed by NTS Corporation.

Principal balance requirements regarding the $10.7 and $9.5 million credit facilities are as follows:

                           $10.7 Million Facility
                           ----------------------

                           December 31, 1999      $9,300,000
                           December 31, 2000      $7,800,000
                           December 31, 2001      $5,900,000
                           December 1, 2002       $4,500,000

                           $9.5 Million Facility
                           ---------------------

                           December 31, 1999      $7,800,000
                           December 31, 2000      $7,200,000
                           December 31, 2001      $7,000,000

       Management's  projection  for Fawn Lake  indicates the  development  will reach the maximum funding level allowed by the current development loan of $10.7 million during 1999 and in fact require additional funding to achieve its 1999 development plan which includes projected sales of $6.5 million. Management's projections indicate the outstanding debt balance for Fawn Lake as of December 31, 1999 will be approximately $12.1 million. Management has obtained additional funding of $2.5 million from the Lake Forest North lender thereby allowing Fawn Lake to utilize such funds for development purposes. Other actions required to achieve the
       1999 plan include (1) approaching the Fawn Lake lender and requesting that the loan agreement be modified to allow the outstanding balance to remain at the loan maximum of $10.7 million as opposed to the contractual required maximum of $9.3 million as of December 31, 1999 and (2) borrowing additional funds from an affiliate via the loan agreement between the affiliate and the Mortgage Income Fund. Although management believes that it will be successful in such negotiations, there can be no assurances that these third party lenders will approve of management's plans and intentions for Fawn Lake. However, if management is unsuccessful in that effort, consideration will be given to implementing an alternative development plan.

7.     Related Party Transactions
       --------------------------

       As of June 30, 1999, the Sponsor or an Affiliate owned 105,955 shares of the Fund. The Fund has entered into, or had been subject to in prior periods, the following agreements with various Affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

       These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LF II and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time on and off site of the residential projects, and with respect to the residential projects but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management.

------------------------------------------

         For services provided by individuals not on site or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Property Management Agreements, the Fund was charged the following amounts for the three and six months ended June 30, 1999 and 1998. These amounts are reflected in Selling, General and Administrative - Affiliated on the accompanying Statements of
         Operations:


                            Three Months Ended             Six Months Ended
                                 June 30,                     June 30,
                                 --------                     --------
                            1999          1998            1999          1998
                            ----          ----            ----          ----

Personnel Related Costs:
 Finance and Accounting  $ 29,000      $ 25,000       $ 68,000       $ 55,000
 Data Processing           10,000         2,000         11,000          3,000
 Human Resources            7,000        18,000         17,000         24,000
 Executive and
  Administrative Services  30,000         8,000        105,000         85,000
 Construction Management    4,000        27,000          8,000         31,000
 Sales and Marketing      194,000       330,000        490,000        448,000
 Legal                      2,000        44,000         18,000         53,000

Marketing                  33,000        17,000         56,000         54,000

Rent                        9,000         9,000         22,000         18,000

Other General and
 Administrative             9,000        18,000         34,000         26,000
                          -------       -------        -------        -------

Total Expense
  Reimbursements         $327,000      $498,000       $829,000       $797,000
                          =======       =======        =======        =======

       Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements.

       The Management Agreements also provide the opportunity for NTS Management to receive an Incentive Payment, as defined in the Management Agreements, equal to 10% of the Net Cash Flows of the projects if certain financial obligations are met. The Incentive Payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Orlando Lake Forest Joint Venture would have been sufficient to enable the Fund to return to the shareholders of the Fund an amount which, after adding thereto all other payments previously distributed to such shareholders of the Fund, is at least equal to the shareholders' Original Capital Contribution.As of June 30, 1999, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of June 30, 1999, no amount had been accrued as an Incentive Payment in the Fund's consolidated financial statements.

       Advances and Notes Payable Affiliates
       -------------------------------------

       The Fund has received advances from Affiliates of the Fund's Sponsor, net of repayments, totaling approximately $6,477,000 and $6,090,000 as of June 30, 1999 and December 31, 1998 respectively. As of June 30, 1999, the advances bear interest at approximately the Prime Rate and mature on May 31, 2006. The Affiliate has represented that it will not demand repayment on any amounts owed during 1999, unless cash flows are adequate to allow such repayment.For the three and six months ended June 30, 1999, the interest expense to affiliate totaling approximately $124,000 and $244,000, respectively, was capitalized in inventory.For the three months and six months ended June 30, 1999, interest expense to affiliate of approximately $47,000 and $163,000 was expensed.

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

       A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on a history of operating losses by its subsidiaries and its expectations for the future, that it is more likely than not that the net deferred tax assets at June 30, 1999 and December 31, 1998, will not be realized.

       As of December 31, 1998, the Fund had a federal net operating loss carryforward of approximately $687,000 expiring during 2012 and 2013.

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

10.    Commitments and Contingencies
       -----------------------------

       NTS/LFII  and  NTS/VA  have  various  letters  of credit  outstanding  to governmental agencies and utility companies totaling approximately $2,333,000 and $2,277,000 as of June 30, 1999 and December 31, 1998,
       respectively. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

       -----------------------------------------

       It is estimated that development of the remaining homeowner's association amenities at the Lake Forest North project will be substantially complete by May 2001. Based on engineering studies and projections, NTS/LFII will incur additional costs, excluding interest, of approximately $500,000 during 2001 to complete the homeowner's association amenities.


       It is estimated that the country club and homeowners association amenities at the Fawn Lake project will be substantially completed by December 2004. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $6,520,000 to complete the country club and homeowners association amenities for the project. These costs are estimated to be incurred as follows: $2,240,000 for 1999, $1,160,000 for 2000, $670,000 for 2001, $410,000 for 2002,
       $940,000 for 2003, $410,000 for 2004, and $690,000 for 2005.

11.    Guaranties to the Fund
       ----------------------

       NTS Guaranty Corporation (the "Guarantor"), an Affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions. As of June 30, 1999, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

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

12.    Subsequent Event
       ----------------

       On July 1, 1999, Gregory A. Wells was hired as Executive Vice President by NTS Capital Corporation, a wholly-owned subsidiary of NTS Corporation, the Fund's sponsor. Mr. Wells will serve as the Senior Accounting and Finance Officer of NTS Capital Corporation.

Item 2.        Management's  Discussion  and  Analysis  of  Financial  Condition
               -----------------------------------------------------------------
               and Results of Operations
               -------------------------

The NTS Mortgage Income Fund (the "Fund")commenced an offering to the public on June 30, 1989 and was authorized to sell up to 2,500,000 shares of common stock at $20.00 per share (subject to an increase to 5,000,000 shares at the option of the Fund). Approximately 3,187,000 shares were sold representing approximately $64 million in sales and approximately $9.5 million in selling expenses and other offering costs. The net offering proceeds remaining, after payment of brokerage commissions, organizational expenses and other costs, were used to make Mortgage Loans and Temporary Investments and such other investments as permitted by the Fund's Prospectus. Capitalized terms shall have the meaning ascribed in the "Glossary" on pages 75 to 81 of the Fund's Prospectus, which is filed herewith and incorporated by reference.

In August 1997, the Fund entered into an Amended and Restated Joint Venture Agreement evidencing the Fund's admission as a partner in the Orlando Lake
Forest Joint Venture. The Fund contributed its interest in the first mortgage loan on the Orlando Lake Forest project and obtained a 50% interest in the Joint Venture.

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

The Fund's subsidiaries, NTS/LFII and NTS/VA, and the Orlando Lake Forest Joint Venture, in which the Fund has a 50% interest, are engaged in the development and sale of residential subdivision building lots, the pricing and sale of which are subject to risks generally associated with real estate development and applicable market forces beyond the control of the Fund and/or its subsidiaries, including general and local economic conditions, competition, interest rates, real estate tax rates, other operating expenses, the supply of and demand for properties, zoning laws, other governmental rules and fiscal policies, and acts of God. All of the properties owned by NTS/LFII, NTS/VA and the Joint Venture are encumbered by development loans from third party lenders which, given the nature of the risks incumbent in real estate investment and development activities as stated above, are inherently subject to default should the ability of NTS/LFII,

---------------------------------

NTS/VA, Joint Venture and/or the Fund to make principal and interest payments under such development loans become impaired.

There is the potential for occurrences which could affect the Fund's ability to control its professional and administrative expenses. Furthermore, the debt service regarding the Fund's borrowings is variable based on current interest rates, any fluctuations in which are beyond the control of the Fund. These variances could, for example, impact the Fund's projected cash and cash requirements as well as projected returns.

Liquidity and Capital Resources
-------------------------------

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

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

                                           1999                   1998
                                           ----                   ----

         Operating activities           (1,694,324)            (2,373,714)
         Investing activities             (178,299)              (140,652)
         Financing activities            1,598,596              1,761,622
                                         ---------              ---------

         Net decrease in cash and
          equivalents                  $  (274,027)           $  (752,744)
                                        ==========             ==========

Operating Activity
------------------

Cash used for operating activities was approximately $1,694,000 for the six months ended June 30, 1999. The primary components of the use of cash for operating activities were a net loss of approximately $915,000, net additions to inventory of approximately $2,078,000, partially offset by collections of notes receivable of approximately $708,000, and an increase in other assets of approximately $162,000.

Cash used for operating activities was approximately $2,374,000 for the six months ended June 30, 1998. The primary components of the use of cash for operating activities were a decrease in accounts payable and accrued expenses of approximately $1,668,000, an increase in membership initiation fees and other receivables of approximately $334,000 and net additions to inventory of approximately $319,000.

Investing Activity
------------------

Cash used for investing activities was approximately $178,000 for the six months ended June 30, 1999. The primary components of the use of cash for investing activities were an additional capital contribution to an unconsolidated affiliate of $25,000 and capital additions, primarily at the Lake Forest North and Fawn Lake golf operations, of approximately $153,000. During the six months ended June 30, 1998, cash used for investing activities was approximately $141,000, all of which was used for capital expenditures.

Financing Activity
------------------

Cash provided by financing activities was approximately $1,599,000 for the six months ended June 30, 1999. The primary components of the cash provided by financing activities were net borrowings on notes payable relating to the development loans for Lake Forest North and Fawn Lake projects of approximately $1,223,000, which were used primarily to fund activities of the Fawn Lake project, and proceeds on notes payable to affiliates of approximately $387,000 which were used primarily to fund activities of the Fawn Lake project.

During the six months ended June 30, 1998, the Fund and its subsidiaries borrowed $11,794,473 from their various lenders. The Fund and its subsidiaries repaid $4,618,613 of their borrowings from lot proceeds generated by NTS/LFII and NTS/VA. In addition, $3,607,283 of borrowings were repaid using proceeds from the NTS/LFII development loan. The Fund and its subsidiaries received $1,877,669 in advances from affiliates and repaid those advances primarily using proceeds for the NTS/LFII development loan. The Fund paid $210,429 for loan costs and other assets during the six months ended June 30, 1998.

Results of Operations
---------------------

Revenues
--------

For the six months ended June 30, 1999 consolidated revenues increased 50% to $4.7 million in 1999 from $3.1 million in 1998. This increase was a result of additional lot sales and higher average lot selling price in the six months of 1999 compared to the same period in 1998. During the six months of 1999, 51 lots were sold for an average selling price of approximately $93,000 compared to 45 lots sold in 1998 for an average selling price of approximately $70,000. For the six months ended June 30, 1999 cost of sales was approximately $3.3 million in 1999 compared to approximately $2.4 in 1998, resulting in a gross profit margin of 30% and 25% for 1999 and 1998, respectively.

For the three months ended June 30, 1999, consolidated revenues increased 14% to $2.3 million from $2.0 million in 1998. This increase was a result of a higher average selling price compared to the same period in 1998. During the three months of 1999, 26 lots were sold for an average selling price of approximately $88,000 compared to 29 lots sold in 1998 for an average selling price of approximately $69,000. For the three months ended June 30, 1999, cost of sales was approximately $1.6 million in 1999 compared to approximately $1.5 million in 1998, resulting in a gross profit margin of 28% and 26% for 1999 and 1998, respectively.

Interest income on cash equivalents and miscellaneous income includes interest income earned from short-term investments made by the Fund with cash reserves for the three and six months ended June 30, 1999 and 1998.

--------------------

During the six months ended June 30, 1998, the Fund realized approximately $382,000 of proceeds from a loan previously made to the Orlando Lake Forest project during the time the Fund operated as a REIT. This loan was written off by the Fund prior to its investment in the Orlando Lake Forest Joint Venture. The Fund had previously established a $1,500,000 loan loss reserve regarding a Temporary Mortgage Loan to the Orlando Lake Forest Joint Venture. During the third quarter 1997, the Fund received 100% of the amount due on this loan and determined the loan loss reserve was no longer needed.

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

The expenses related to the Property Management agreement are presented as selling, general and administrative affiliated on the accompanying consolidated statements of operations. As defined in the Management Agreements, the expenses are classified in two ways, Expense Recovery and Overhead Recovery. The expense recovery includes direct and pro-rated costs incurred in the management and operation of NTS/LF II and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects, with respect to the residential projects but who are not on site and with respect to the residential projects but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project.

Reimbursements for Expense Recovery of approximately $327,000 and $829,000 were made to NTS Management or an Affiliate during the three and six months ended June 30, 1999 for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund. The reimbursements for Expense Recovery were approximately $498,000 and $797,000 for the three and six months ended June 30, 1998.

During 1998, the Fund elected to forego the Expense Recovery portion of the Management Agreements relative to NTS/VA. NTS/VA pays expenses directly as incurred rather than allowing NTS Management to pay expenses initially and then

--------------------

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

For the three and six months ended June 30, 1999 Overhead Recovery incurred was approximately $120,000 and $202,000, respectively. For the three and six months ended June 30, 1998 Overhead Recovery incurred was approximately $122,000 and $195,000, respectively.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings and its subsidiaries' borrowings as well as changes in the capitalization percentage. For the three and six months ended June 30, 1999, approximately $600,000 and $1,186,000, respectively was capitalized in inventory and approximately $47,000 and $163,000, respectively, was expensed. For the three and six months ended June 30, 1998, approximately $485,000 and $940,000 was capitalized in inventory and approximately $86,000 and $212,000, respectively, was expensed.

Selling, general and administrative expenses also include directors' fees, legal, outside accounting, and other investor related costs. For the three and six months ended June 30, 1999, the amounts incurred were approximately $583,000 and $1,048,000, respectively. For the three and six months ended June 30, 1998, the amounts incurred were approximately $184,000 and $482,000, respectively. The increase is primarily a result of advertising and marketing costs increasing approximately $405,000 for the six months ended June 30, 1999 compared to June 30, 1998. Additional marketing promotions have occurred, such as brochures, enhanced newspaper inserts, and a home show exhibit which was publicized and open to the public. These costs generated sales traffic through the community, and as a result of these efforts, the lot sales have increased for the six months ended June 30, 1999 compared to 1998.

Depreciation expense relates to equipment used for development activity, which is being depreciated over five to seven years. Amortization expense relates primarily to loan costs, which are being amortized over the life of the related loan. For the three and six months ended June 30, 1999 loan cost amortization expense was capitalized in inventory.

No benefit for income taxes was provided during the six months ended June 30, 1999 or 1998 as the Fund has recorded a valuation allowance equal to the amount of the recorded benefit. The Fund has determined that it is more likely than not that the net deferred tax asset will not be realized.

Provisions for Write-down to Net Realizable Value
-------------------------------------------------

The Fund periodically reviews the value of land and inventories and determines whether any write-downs need to be recorded to reflect declines in value. The Fund did not record any write-downs during the six months ended June 30, 1999 and 1998. The estimated net realizable value of real estate inventories represents management's estimate based on present plans and intentions, selling prices in the

-------------------------------------------------------------

ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Fund's real estate inventories is dependent upon future events and conditions that may cause actual results to differ from amounts presently estimated.


Year 2000
---------

NTS Management and its affiliates are reviewing the effort necessary to prepare its information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have already been addressed for the Year 2000 since the Fund saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990s.

The PILOT software system, purchased in the early 1990s, is being replaced by a windows based network system both for headquarters functions and other locations. The real estate accounting system developed, sold and supported by the Yardi Company of Santa Barbara, California will replace PILOT. The Yardi system has been tested and is compatible with Year 2000 and beyond. This system is being implemented and should be fully operational by the end of third quarter of 1999.

The few remaining systems not addressed by these conversions are being modified by NTS' in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of NTS' new network. It will be retained as long as necessary to assure smooth operations and has been upgraded to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

The cost of these advances in NTS' systems technology is not all attributable to the Year 2000 issue since the need to move to a network based system had been determined regardless of the Year 2000. The portion of the cost attributed to the Mortgage Income Fund was approximately $42,000 for 1998 and is projected to be approximately $63,000 during 1999 for hardware and software.

NTS management staff has been surveying its vendors to evaluate embedded technology in its alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the third quarter of 1999.

NTS is also currently addressing the Year 2000 readiness of third parties whose business interruption could have a material negative impact on its business. All significant vendors have indicated that they will be compliant by the end of 1999. Such assurances are being evaluated and documented.

---------------------

Management has determined that at NTS' current state of readiness, the need does not presently exist for a contingency plan. NTS will continue to evaluate the need for such a plan.

Despite diligent preparation, unanticipated third-party failures, more general public infrastructure failures or failure to successfully conclude NTS' remediation efforts as planned could have a material adverse impact on NTS' results of operations, financial conditions and/or cash flows in 1999 and beyond.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. The Fund's debt instruments bear interest at both variable and fixed rates as further discussed in Note 6 of the Fund's financial statements. At June 30, 1999, a hypothetical 100 basis point increase in interest rates would result in an approximately $117,000 increase in interest expense. During the six months ended June 30, 1999, the majority of interest expense incurred was capitalized in inventory.

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

              None

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              None

Item 5.       Other Information
              -----------------

              In anticipation of retirement, Mr. Richard Good, the Vice Chairman and former President of NTS Capital Corporation and NTS Development Company, has begun to decrease his responsibilities with the Fund and its affiliates. In conjunction with Mr. Good's decreased responsibilities, Mr. Brian Lavin was appointed President and Chief Operating Officer of NTS Development Company and NTS Capital Corporation in February, 1999.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)  Exhibits:

              Exhibit Number                Description
              --------------                -----------

                   27                       Financial Data Schedule

                   99                       Additional  Exhibits  -  Pages  from
                                            the  Fund's  Prospectus  which  have
                                            been  specifically  incorporated  by
                                            reference  and  copies of which  are
                                            attached hereto which includes pages
                                            75 to 85.

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


                                             NTS Mortgage Income Fund
                                             ------------------------
                                                   (Registrant)

                                             /s/ Richard L. Good
                                             -------------------
                                             Richard L. Good
                                             President  and Director of  the NTS
                                             Mortgage  Income Fund
                                             (acting as Chief Financial Officer)






Date:  August 16, 1999