Form 10-Q
period 1999-09-30
NTS MORTGAGE INCOME FUND
filed 1999-11-15
CIK 841942

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------   -------------------------

Commission File Number                       0-18550
                      ----------------------------------------------------------

                             NTS MORTGAGE INCOME FUND
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

           Delaware                                     61-1146077
-------------------------------                   ------------------------------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                     Identification No.)


    10172 Linn Station Road
     Louisville, Kentucky                                    40223
-------------------------------                   ------------------------------
(Address of principal executive                            (Zip Code)
offices)

Registrant's telephone number,
including area code:                                    (502) 426-4800
                                                  ------------------------------

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

                                                          Yes   X   No
                                                             ------   ------

As of November 10, 1999 there were approximately 3,187,000 shares of common stock outstanding.

Exhibit Index: 21
Total Pages: 22

                                TABLE OF CONTENTS
                                -----------------

                                                                        Pages
                                                                        -----
                                     PART I

Item 1.         Financial Statements

                Consolidated Balance Sheets as of September 30, 1999
                  and December 31, 1998                                   3

                Consolidated Statements of Operations
                  For the three and nine months ended
                  September 30, 1999 and 1998                             4

                Consolidated Statements of Cash Flows
                  For the nine months ended
                  September 30, 1999 and 1998                             5

                Notes To Consolidated Financial Statements             6-14


Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 15-19

Item 3.         Quantitative and Qualitative Disclosures About
                  Market Risk                                            20

                                     PART II

Item 1.         Legal Proceedings                                        21
Item 2.         Changes in Securities                                    21
Item 3.         Defaults upon Senior Securities                          21
Item 4.         Submission of Matters to a Vote of Security Holders      21
Item 5.         Other Information                                        21
Item 6.         Exhibits and Reports on Form 8-K                         21

SIGNATURES                                                               22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                            NTS MORTGAGE INCOME FUND
                            ------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                  As of              As of
                                               September 30,       December 31,
                                                   1999               1998*
                                              -------------       ------------
ASSETS
Cash and equivalents                           $    734,723       $  1,061,609
Membership initiation fees and other
 accounts receivable                              1,756,235          1,884,472
Notes receivable                                  2,338,001          3,303,761
Inventory                                        55,902,749         53,264,438
Property and equipment, net of accumulated
 depreciation of $408,024 and $257,612              560,916            501,921
Investment in unconsolidated affiliate            4,153,254          4,462,990
Advances to affiliates                               46,089             30,338
Other assets                                        859,108          1,043,228
                                              -------------       ------------

   Total assets                                  66,351,075         65,552,757
                                              =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses             1,969,134          2,091,630
Notes payable - affiliated                        6,498,619          6,090,293
Notes payable                                    23,953,865         22,760,246
Lot deposits                                        155,472            131,395
Deferred revenues                                    97,207            154,968
                                              -------------       ------------

   Total liabilities                             32,674,297         31,228,532
                                              -------------       ------------



Commitments and contingencies

Stockholders' equity:
 Common stock, $0.001 par value, 6,000,000
 shares authorized; 3,187,333 shares issued
 and outstanding                                      3,187              3,187
Additional paid-in-capital                       54,163,397         54,163,397
Accumulated deficit                             (20,489,806)       (19,842,359)
                                               ------------       ------------

   Total stockholders' equity                    33,676,778         34,324,225
                                               ------------        -----------

   Total liabilities and stockholders' equity  $ 66,351,075       $ 65,552,757
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


                            NTS MORTGAGE INCOME FUND
                            ------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                               Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                            -------------------------  ------------------------
                                 1999         1998         1999         1998
                            ------------   ----------  -----------   ----------
REVENUES:
Lot sales, net of discounts  $ 3,927,744  $ 1,270,092  $ 8,650,462  $ 4,408,781
 Cost of sales                 2,542,662      870,874    5,851,315    3,223,388
                            ------------   ----------  -----------   ----------

  Gross profit                 1,385,082      399,218    2,799,147    1,185,393

Interest and miscellaneous
 income                           36,351      116,637      210,966      337,618
Recovery of provision for
 loan losses                          --           --           --      382,096
                             -----------  -----------  -----------   ----------

                               1,421,433      515,855    3,010,113    1,905,107
                             -----------  -----------  -----------   ----------


EXPENSES:
Selling, general and
 administrative - affiliated     489,946      362,330    1,520,999    1,354,222
Selling, general and
 administrative                  430,772      440,833    1,478,355      923,223
Interest expense                  55,128       93,872      217,869      305,710
Interest expense - affiliated         --      103,964           --      228,494
Other taxes and licenses           4,041       20,250       16,416       32,465
Depreciation and amortization
 expense                          13,005       51,869       76,185      126,414
Loss (income) from investment
 in unconsolidated affiliate     160,757      (47,080)     347,736      110,664
                             -----------  -----------  -----------   ----------

                               1,153,649    1,026,038    3,657,560    3,081,192
                             -----------  -----------  -----------   ----------


  Net income (loss) before
   federal income taxes          267,784     (510,183)    (647,447)  (1,176,085)

  Federal income tax expense          --           --           --           --
                             -----------  -----------  ------------  -----------

  Net income (loss)          $   267,784  $  (510,183) $  (647,447) $(1,176,085)
                             ===========  ===========  ===========  ===========


  Net income (loss) per share
   of common stock           $      0.08  $     (0.16) $     (0.20) $     (0.37)
                             ===========  ===========  ===========  ===========

  Weighted average number of
   Shares                      3,187,333    3,187,333    3,187,333    3,187,333
                             ===========  ===========  ===========   ==========


 The accompanying notes are an integral part of these financial statements.


                            NTS MORTGAGE INCOME FUND
                            ------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                         Nine Months Ended
                                                            September 30,
                                                     ---------------------------

                                                        1999            1998
                                                     -----------     -----------

CASH FLOWS USED FOR OPERATING ACTIVITIES
 Net loss                                          $   (647,447)   $ (1,176,085)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
   Depreciation and amortization expense                236,370         126,414
   Loss from investment in unconsolidated affiliate     347,736         110,664
 Changes in assets and liabilities:
  Membership initiation fees and other receivables      128,237        (267,402)
  Notes receivable                                      965,760         739,776
  Inventory                                          (2,638,311)     (1,575,030)
  Accounts payable and accrued expenses                (122,496)     (1,090,631)
  Lot deposits                                           24,077         (28,855)
  Deferred revenues                                     (57,761)         23,105
  Other assets                                          139,467        (228,182)
                                                    -----------     -----------

 Net cash used for operating activities              (1,624,368)     (3,366,226)
                                                    -----------     -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES
 Purchase of property and equipment                    (209,407)       (133,043)
 Capital contribution to unconsolidated affiliate       (38,000)        (50,000)
                                                    -----------     -----------

 Net cash used for investing activities                (247,407)       (183,043)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
 Advances to/from affiliates                            (15,751)       (542,942)
 Proceeds from notes payable                         10,765,180      13,853,022
 Proceeds from notes payable - affiliated               408,326       2,424,519
 Payments on notes payable                           (9,571,561)    (10,152,136)
 Payments on notes payable - affiliated                      --      (2,474,584)
 Other assets                                           (41,305)       (211,549)
                                                    -----------     -----------

 Net cash provided by financing activities            1,544,889       2,896,330
                                                    -----------      ----------

 Net decrease in cash and equivalents                  (326,886)       (652,939)
                                                    -----------     -----------

CASH AND EQUIVALENTS, beginning of period             1,061,609       1,413,445
                                                    -----------      ----------

CASH AND EQUIVALENTS, end of period                $    734,723    $    760,506
                                                    ===========      ==========



The accompanying notes are an integral part of these financial statements.

                            NTS MORTGAGE INCOME FUND
                            ------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

The financial statements and schedules included herein should be read in conjunction with the Fund's 1998 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1999. In the opinion of the Fund's management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three and nine months ended September 30, 1999 and 1998.

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

       NTS/VA is the owner and developer of the Fawn Lake single-family residential community located near Fredericksburg, Virginia, and will continue to own and develop the Fawn Lake project to completion and orderly sale as a wholly-owned subsidiary of the Fund. Fawn Lake Realty, Inc. a division of NTS/Residential Properties, Inc.- Virginia, a Virginia corporation and an Affiliate of NTS Corporation, will continue to act as a broker and agent for NTS/VA for the sale of lots within the Fawn Lake project, and as broker and agent for approved builders in the Fawn Lake project for the sale of new homes.

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

4.     Reclassifications
       -----------------

       Certain reclassifications have been made to the 1998 financial statements to be in conformity with the 1999 presentation.

5.     Inventory
       ---------
       Inventory is stated at the lower of cost or net realizable value. Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period, less amounts charged to cost of sales. Inventory costs are allocated to individual lots sold using their relative sales values. The use of the relative sales value method to record cost of sales requires the use of estimates of sales values, development costs and absorption periods over the life of the project. Given the long-term nature of the projects and inherent economic volatility of residential real estate, it is reasonably possible that such estimates could change in the near term. Any changes in estimates would be accounted for prospectively over the life of the project.

       Inventory consists of the following as of September 30, 1999:

                                   NTS/LFII       NTS/VA     Consolidated
                                  ----------    ----------    ----------
Land held for future
 development, under development
 and completed lots              $ 5,179,000   $23,603,000   $28,782,000
Country club (net of
 membership initiation fees)      10,370,000     9,215,000    19,585,000
Amenities                          2,300,000     5,236,000     7,536,000
                                  ----------    ----------    ----------

                                 $17,849,000   $38,054,000   $55,903,000
                                  ==========    ==========    ==========


       Inventory consists of the following as of December 31, 1998:

                                   NTS/LFII       NTS/VA     Consolidated
                                  ----------    ----------    ----------
Land held for future
 development, under development
 and completed lots               $ 5,855,000   $21,971,000   $27,826,000
Country club (net of membership
 initiation fees)                  10,225,000     8,099,000    18,324,000
Amenities                           2,176,000     4,938,000     7,114,000
                                   ----------    ----------    ----------

                                  $18,256,000   $35,008,000   $53,264,000
                                   ==========    ==========    ==========


       NTS/LFII and NTS/VA capitalized in inventory approximately $2,047,000 of interest and real estate taxes for the nine months ended September 30, 1999. Interest and real estate taxes incurred were approximately $2,321,000.

       NTS/LFII and NTS/VA capitalized in inventory approximately $1,534,000 of interest and real estate taxes for the nine months ended September 30, 1998. Interest and real estate taxes incurred were approximately $1,879,000.

       Inventory for 1999, as reflected above, includes approximately $28,115,000 net of $8,530,000 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

       Inventory for 1998 as reflected above includes approximately $26,586,000, net of $8,262,000 of country club membership initiation fees of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

       ---------------------

       Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from membership sales for a period not to exceed 12 years from the date of the agreement (ending 2003). The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $2,300,000, which is expected to be offset by member initiation fees. During the nine months ended September 30, 1999 approximately $683,000 of the Fawn Lake Country Club deficit and $412,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory.

6.     Investment in Unconsolidated Affiliate
       --------------------------------------

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

       The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the Joint Venture agreement. As of September 30, 1999, the Fund's percentage interest was 50%, and the Fund's investment balance in the Joint Venture was approximately $4,153,000 and $4,463,000 as of September 30, 1999 and December 31, 1998, respectively. The Fund's share of the Joint Venture's net loss for the three and nine months ended September 30, 1999 was approximately $161,000 and $348,000, respectively. The Fund's share of the Joint Venture's net income (loss) for the three and nine months ended September 30, 1998 was approximately $47,000 and $(111,000), respectively.

       Presented below are condensed balance sheets for the Joint Venture as of September 30, 1999 and December 31, 1998, and statements of operations for the three and nine months ended September 30, 1999 and 1998:



                              September 30, 1999    December 31, 1998
                              ------------------    -----------------
Balance Sheet
Notes receivable                    $   296,000        $   550,000
Inventory                            14,191,000         14,462,000
Other, net                              271,000            513,000
                                  -------------       ------------

Total assets                        $14,758,000        $15,525,000
                                  =============       ============

Notes payable                       $ 4,909,000        $ 5,323,000
Other liabilities                     1,542,000          1,276,000
Equity                                8,307,000          8,926,000
                                  -------------       ------------

Total liabilities and equity        $14,758,000        $15,525,000
                                  =============       ============


       --------------------------------------------------


                         Three Months Ended             Nine Months Ended
                             September 30,                 September 30,
                      -------------------------    --------------------------
                         1999           1998          1999           1998
                      ----------     ----------    -----------    -----------
Statement of
Operations
Lot sales, net of
discounts            $   482,000    $ 1,377,000    $ 2,270,000    $ 2,331,000
Cost of sales           (354,000)      (910,000)    (1,686,000)    (1,549,000)
Other income
(expenses), net         (450,000)      (373,000)    (1,279,000)    (1,003,000)
                      ----------     ----------    -----------    -----------

Net (loss) income    $  (322,000)   $    94,000    $  (695,000)   $  (221,000)
                      ==========     ==========    ===========    ===========


7.     Notes and Mortgage Loans Payable
       --------------------------------

       Notes and mortgage loans payable consist of the following:


                                                   September 30,    December 31,
                                                       1999           1998
                                                   ------------     ------------

Mortgage loan payable to a bank in the amount of
$10,700,000, bearing interest at the Prime Rate
+ 1 1/2%, due December 1, 2002, secured by
inventory of NTS/VA, generally principal payments
consist of approximately 91% of the Gross Receipts
of lot sales, guaranteed by Mr. J. D. Nichols,
Chairman of the Board of the Fund's Sponsor,
up to $3,000,000 and a $2 million letter of credit
from a third party lender with the beneficiary
being the bank.                                      $10,200,713     $ 9,581,963

Note payable to a bank in the amount of $9,500,000,
bearing interest at the Prime Rate + 1%, payable
monthly, due December 31, 2002, secured by inventory
of NTS/LFII, generally principal payments consist of
approximately 90% of the Gross Receipts of lot sales,
guaranteed by Mr. J. D. Nichols up to 50% of the
credit facility. The Note contains certain covenants,
which among other things prohibits the net worth of
NTS/LFII from decreasing by 20% or more throughout
the term of the agreement.                             8,436,918       6,113,434

Mortgage loan payable to a bank in the amount of
$4,000,000, bearing interest at the Prime Rate
+ 1/2%, payable monthly, due July 31, 2002, secured
by the Lake Forest Country Club and golf course,
principal reductions of $300,000 every nine months,
guaranteed by NTS Corporation, the Fund's Sponsor.     2,900,000       3,250,000



7.     Notes and Mortgage Loans Payable - Continued
       --------------------------------------------

                                                   September 30,    December 31,
                                                       1999            1998
                                                   ------------     ------------

Warehouse Line of Credit Agreements with three banks
bearing interest at the Prime Rate + 1%, the Prime
Rate + 3/4% and the Prime Rate + 1/2%, due December 15,
1999, $(156,653), September 30, 2000 $(847,179), and
February 28, 2000 $(147,060), secured by notes
receivable, principal payments consist of payments
received from notes receivable securing
the obligation.                                    $   1,150,892   $   2,404,585

Bank note payable in the amount of  $1,174,800,
bearing interest at a rate of prime + 1/2%,
secured by note receivable, due in monthly
installments of $5,000 commencing February 1,
1999 with any outstanding principal and
accrued interest due and payable in full
on December 29, 2000.                                  1,129,800       1,174,800

Mortgage loan payable to a bank in the amount
of $150,000, bearing interest at the Prime Rate
+1%,  payable monthly, due August 4, 1999,
secured by land, guaranteed by NTS Corporation,
the Fund's Sponsor.  Outstanding  principal and
interest was paid in full on April 15, 1999.                  --         150,000

Equipment loan in the amount of $50,180, bearing
interest at a rate of 2.9%, due May 1, 2001,
secured by equipment for use at the Lake Forest
Country Club.                                             26,501          40,755

Equipment loan in the amount of $27,736,
bearing interest at a rate of 5.94%, due
April 1, 2000, secured by equipment purchased
for use at the Lake Forest Country Club.                   4,812          12,871

Bank note payable in the amount of $165,276,
bearing interest at the rate of 8.75%,
due January 14, 1999, secured by golf course
maintenance equipment.                                        --           5,358

Bank note payable the amount of $42,435,
bearing interest at the rate of 10.5%, due
October 15, 1999, secured by golf course
maintenance equipment.                                     1,284          11,853

Bank note payable in the amount of $34,555,
bearing  interest  at the rate of 10.5%,due
October 15, 1999, secured by golf course
maintenance equipment.                                       661           9,265

Bank note payable in the amount of $19,194,
bearing interest at the rate of 10.5%, due
October 15, 1999, secured by golf course
maintenance equipment.                                       589           5,362

Equipment loan in the amount of $107,000,
bearing interest at 8.50%, due June 11, 2003,
secured by equipment for use at the Lake Forest
Country Club.                                            101,695              --
                                                       ----------     ----------

                                                    $  23,953,865  $  22,760,246
                                                       ==========     ==========



The Prime Rate was 8 1/4% at September 30, 1999 and 7 3/4% at December 31, 1998.

7.       Notes and Mortgage Loans Payable - Continued
         --------------------------------------------

         The $156,653 and $147,060 Warehouse Line of Credit agreements are guaranteed by NTS Corporation.

         Principal balance requirements regarding the $10.7 and $9.5 million credit facilities are as follows:

                    $10.7 Million Facility
                    ----------------------

                     December 31, 1999      $9,300,000
                     December 31, 2000      $7,800,000
                     December 31, 2001      $5,900,000
                     December 31, 2002      $4,500,000

                    $9.5 Million Facility
                    ---------------------

                     December 31, 1999      $7,500,000
                     December 31, 2000      $4,500,000
                     December 31, 2001      $2,000,000

         Management's projection for Fawn Lake indicates the development will reach the maximum funding level allowed by the current development loan of $10.7 million during 1999 and in fact require additional funding to achieve its 1999 development plan, which includes projected sales of $6.5 million. Management's projections indicate the outstanding debt balance for Fawn Lake as of December 31, 1999 will be approximately $12.1 million. Management has obtained additional funding of $2.5 million from the Lake Forest North lender thereby allowing Fawn Lake to utilize such funds for development purposes. Other actions required to achieve the 1999 plan include (1) approaching the Fawn Lake lender and requesting that the loan agreement be modified to allow the outstanding balance to remain at the loan maximum of $10.7 million as opposed to the contractual required maximum of $9.3 million as of December 31, 1999 and (2) borrowing additional funds from an affiliate via the loan agreement between the affiliate and the Mortgage Income Fund. Although management believes that it will be successful in such negotiations, there can be no assurances that these third party lenders will approve of management's plans and intentions for Fawn Lake. However, if management is unsuccessful in that effort, consideration will be given to implementing alternative development or funding plans.

8.       Related Party Transactions
         --------------------------

         As of September 30, 1999, the Sponsor or an Affiliate owned 105,955 shares of the Fund. The Fund has entered into, or had been subject to in prior periods, the following agreements with various Affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

         These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or

         ------------------------------------------

         certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time on and off site of the residential projects, and with respect to the residential projects but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management.

         For services provided by individuals not on site or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Property Management Agreements, the Fund was charged the following amounts for the three and nine months ended September 30, 1999 and 1998. These amounts are reflected in Selling, General and Administrative - Affiliated on the accompanying Statements of
         Operations:



                                 Three Months Ended        Nine Months Ended
                                   September 30,              September 30,
                                 ------------------       -------------------

                                  1999        1998         1999         1998
                                 -----       ------       ------       ------
Personnel Related Costs:
 Finance and Accounting     $   26,000   $   28,000   $   94,000   $   83,000
 Data Processing                 5,000        2,000       16,000        4,000
 Human Resources                 9,000        2,000       26,000       26,000
 Executive and
  Administrative Services       50,000       44,000      156,000      129,000
 Construction Management         4,000       10,000       11,000       41,000
 Sales and Marketing           183,000       52,000      674,000      500,000
 Legal                          12,000        1,000       30,000       54,000

Marketing                       43,000       60,000       99,000      114,000

Rent                             4,000        7,000       25,000       25,000

Other General and
 Administrative                  8,000       39,000       42,000       65,000
                                 -----       ------       ------       ------

Total Expense
  Reimbursements            $  344,000   $  245,000   $1,173,000   $1,041,000
                               =======      =======    =========    =========


         Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements.

         The Management Agreements also provide the opportunity for NTS Management to receive an Incentive Payment, as defined in the
         Management Agreements, equal to 10% of the Net Cash Flows of the projects if certain financial obligations are met. The Incentive Payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Orlando Lake Forest Joint Venture would have been sufficient to enable the Fund to return to the shareholders of the Fund an amount which, after adding thereto all other payments previously distributed to such shareholders of the Fund, is at least equal to the shareholders' Original Capital Contribution. As of September 30, 1999, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of September 30, 1999, no amount had been accrued as an Incentive Payment in the Fund's consolidated financial statements.

         Advances and Notes Payable Affiliates
         -------------------------------------

         The Fund has received advances from the Affiliate of the Fund's Sponsor, net of repayments, totaling approximately $6,499,000 and $6,090,000 as of September 30, 1999 and December 31, 1998 respectively. As of September 30, 1999, the advances bear interest at approximately the Prime Rate and mature on May 31, 2006. On November 6, 1999, the Fund repaid these advances from the Affiliate by obtaining a loan in the amount of $9,000,000 and used approximately $6,697,000 on the loan to pay the principal balance and accrued interest due to the Affiliate. For the three and nine months ended September 30, 1999, the interest expense to affiliate totaling approximately $131,000 and $375,000, respectively, was capitalized in inventory. For the three months and nine months ended September 30, 1999, interest expense to affiliate of approximately $104,000 and $228,000 was expensed.

9.       Income Taxes
         ------------

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

         A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on a history of operating losses by its subsidiaries and its expectations for the future, that it is more likely than not that the net deferred tax assets at September 30, 1999 and December 31, 1998, will not be realized.

         As of December 31, 1998, the Fund had a federal net operating loss carry forward of approximately $687,000 expiring during 2012 and 2013.

10.      Financial Instruments
         ---------------------

         The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturity of these financial instruments. The fair value of the Fund's debt instruments approximated the book value because a substantial portion of the underlying instruments are variable rate notes, which re-price frequently.

11.      Commitments and Contingencies
         -----------------------------

         NTS/LFII and NTS/VA have various letters of credit outstanding to governmental agencies and utility companies totaling approximately $2,547,000 and $2,277,000 as of September 30, 1999 and December 31,
         1998, respectively. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

         It is estimated that development of the remaining homeowner's association amenities at the Lake Forest North project will be substantially complete by May 2001. Based on engineering studies and projections, NTS/LFII will incur additional costs, excluding interest, of approximately $500,000 during 2001 to complete the homeowner's association amenities.

         It is estimated that the country club and homeowner's association amenities at the Fawn Lake project will be substantially completed by December 2004. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $6,520,000 to complete the country club

         -----------------------------------------

         and homeowners' association amenities for the project. These costs are estimated to be incurred as follows: $2,240,000 for 1999, $1,160,000 for 2000, $670,000 for 2001, $410,000 for 2002, $940,000 for 2003,
         $410,000 for 2004, and $690,000 for 2005.

12.      Guaranties to the Fund
         ----------------------

         NTS Guaranty Corporation (the "Guarantor"), an Affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital
         Contributions. As of September 30, 1999, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

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

13.      Subsequent Event
         ----------------

         As of September  30,  1999,  the Fund has  received  advances  from the
         Affiliate of the Fund's Sponsor, net of repayments, totaling approximately $6,499,000. On November 6, 1999, the Fund repaid these advances from the Affiliate by obtaining a loan in the amount of $9,000,000 and used approximately $6,697,000 on the loan to pay the principal balance and accrued interest due to the Affiliate. The note bears interest at 8.25%, interest payments are due monthly commencing December 1, 1999 and continuing through October 1, 2004. The final payment of the entire unpaid principal balance, together with all accrued interest, if any, shall be due and payable on November 1, 2004.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

The NTS Mortgage Income Fund (the "Fund") commenced an offering to the public on September 30, 1989 and was authorized to sell up to 2,500,000 shares of common stock at $20.00 per share (subject to an increase to 5,000,000 shares at the option of the Fund). Approximately 3,187,000 shares were sold representing approximately $64 million in sales and approximately $9.5 million in selling expenses and other offering costs. The net offering proceeds remaining, after payment of brokerage commissions, organizational expenses and other costs, were used to make Mortgage Loans and Temporary Investments and such other investments as permitted by the Fund's Prospectus. Capitalized terms shall have the meaning ascribed in the "Glossary" on pages 75 to 81 of the Fund's Prospectus, which is filed herewith and incorporated by reference.

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

Cautionary Statements
---------------------

Any forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgement based on factors known, involve risks and uncertainties. Readers are cautioned not to place undue reliance on any forward- looking statements, which reflect management's analysis only as of the date hereof. The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Fund pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

There is the potential for occurrences, which could affect the Fund's ability to control its professional and administrative expenses. Furthermore, the debt service regarding the Fund's borrowings is variable based on current interest rates, any fluctuations in which are beyond the control of the Fund. These variances could, for example, impact the Fund's projected cash and cash requirements as well as projected returns.

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

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

                                       1999                     1998
                                    ---------                ---------

Operating activities               (1,624,368)              (3,366,226)
Investing activities                 (247,407)                (183,043)
Financing activities                1,544,889                2,896,330
                                    ---------                ---------

Net decrease in cash and
 equivalents                     $   (326,886)            $   (652,939)
                                    =========                =========


Operating Activity
------------------

Cash used for operating activities was approximately $1,624,000 for the nine months ended September 30, 1999. The primary components of the use of cash for operating activities were net additions to inventory of approximately $2,638,000, partially offset by collections of notes receivable of approximately $966,000.

Cash used for operating activities was approximately $3,366,000 for the nine months ended September 30, 1998. The primary components of the use of cash for operating activities were a decrease in accounts payable and accrued expenses of approximately $1,090,631 and net additions to inventory of approximately $1,575,000.

Investing Activity
------------------

Cash used for investing activities was approximately $247,000 for the nine months ended September 30, 1999. The primary components of the use of cash for investing activities were an additional capital contribution to an unconsolidated affiliate of $38,000 and capital additions, primarily at the Lake Forest North and Fawn Lake golf operations, of approximately $209,000. During the nine months ended September 30, 1998, cash used for investing activities was approximately $183,000, of which $50,000 was an additional capital contribution to an unconsolidated affiliate and approximately $133,000 was used for capital additions.

Financing Activity
------------------

Cash provided by financing activities was approximately $1,545,000 for the nine months ended September 30, 1999. The primary components of the cash provided by financing activities were net borrowings on notes payable relating to the development loans for Lake Forest North and Fawn Lake projects of approximately $1,194,000, and proceeds on notes payable to affiliates of approximately $408,000 which were used primarily to fund activities of the Fawn Lake project.

During the nine months ended September 30, 1998, the primary components of the cash provided by financing activities were net borrowings on notes payable relating to the development loans for Lake Forest North and Fawn Lake projects of approximately $3,701,000. The Fund and its subsidiaries received $543,000 in advances from affiliates and repaid those advances primarily using proceeds for the NTS/LFII development loan. The Fund paid $212,000 for loan costs and other assets during the nine months ended September 30, 1998.

Results of Operations
---------------------

Revenues
--------

For the nine months ended September 30, 1999 consolidated revenues increased 96% to $8.7 million in 1999 from $4.4 million in 1998. This increase was a result of additional lot sales and higher average lot selling price in the nine months of 1999 compared to the same period in 1998. During the nine months of 1999, 95 lots were sold for an average selling price of approximately $91,000 compared to 65 lots sold in 1998 for an average selling price of approximately $68,000. For the nine months ended September 30, 1999 cost of sales was approximately $5.9 million in 1999 compared to approximately $3.2 in 1998, resulting in a gross profit margin of 32% and 27% for 1999 and 1998, respectively.

For the three months ended September 30, 1999, consolidated revenues increased over 100% to $3.9 million from $1.3 million in 1998. This increase was a result of additional lot sales and a higher average selling price compared to the same period in 1998. During the three months of 1999, 44 lots were sold for an average selling price of approximately $89,000 compared to 20 lots sold in 1998 for an average selling price of approximately $64,000. For the three months ended September 30, 1999, cost of sales was approximately $2.5 million in 1999 compared to approximately $.9 million in 1998, resulting in a gross profit margin of 35% and 32% for 1999 and 1998, respectively.

Interest income on cash equivalents and miscellaneous income includes interest income earned from short-term investments made by the Fund with cash reserves for the three and nine months ended September 30, 1999 and 1998.

During the nine months ended September 30, 1998, the Fund realized approximately $382,000 of proceeds from a loan previously made to the Orlando Lake Forest project during the time the Fund operated as a REIT. This loan was written off by the Fund prior to its investment in the Orlando Lake Forest Joint Venture.

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

--------------------

Reimbursements for Expense Recovery of approximately $344,000 and $1,173,000 were made to NTS Management or an Affiliate during the three and nine months ended September 30, 1999 for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund. The reimbursements for Expense Recovery were approximately $245,000 and $1,041,000 for the three and nine months ended September 30, 1998. The increase in expense recovery for the three and nine months ended September 30, 1999 compared to the same period in 1998 was primarily a result of an increase in sales commissions due to an increase in sales.

During 1998, the Fund elected to forego the Expense Recovery portion of the Management Agreements relative to the marketing activities of NTS/VA. NTS/VA pays expenses directly as incurred rather than allowing NTS Management to pay expenses initially and then make reimbursement to NTS Management. Therefore selling, general and administrative expenses include those costs incurred directly by NTS/VA for marketing related activities.

Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements.

For the three and nine months ended September 30, 1999 Overhead Recovery incurred was approximately $146,000 and $348,000, respectively. For the three and nine months ended September 30, 1998 Overhead Recovery incurred was approximately $117,000 and $313,000, respectively. The increase in overhead recovery for the three and nine months ended September 30, 1999 compared to the same period in 1998 was due to an increase in sales.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings and its subsidiaries' borrowings as well as changes in the capitalization percentage. For the three and nine months ended September 30, 1999, approximately $738,000 and $1,924,000, respectively was capitalized in inventory and approximately $55,000 and $218,000, respectively, was expensed. For the three and nine months ended September 30, 1998, approximately $496,000 and $1,436,000 was capitalized in inventory and approximately $198,000 and $534,000, respectively, was expensed.

Selling, general and administrative expenses also include directors' fees, legal, outside accounting, and other investor related costs. For the three and nine months ended September 30, 1999, the amounts incurred were approximately $431,000 and $1,478,000, respectively. For the three and nine months ended September 30, 1998, the amounts incurred were approximately $441,000 and $923,000, respectively. The increase was primarily a result of advertising and marketing costs increasing approximately $353,000 for the nine months ended September 30, 1999 compared to September 30, 1998. Additional marketing promotions, new brochures, enhanced newspaper inserts, and a home show exhibit generated sales traffic through the community, and as a result of these efforts, lot sales increased for the nine months ended September 30, 1999 compared to 1998. The increase to selling, general and administrative expenses was also attributable to an increase in legal and professional fees of approximately $50,000.

Depreciation expense relates to equipment used for development activity, which is being depreciated over five to seven years. Amortization expense relates primarily to loan costs, which are being amortized over the life of the related loan. For the three and nine months ended September 30, 1999 loan cost amortization expense was capitalized in inventory.

No benefit for income taxes was provided during the nine months ended September 30, 1999 or 1998 as the Fund has recorded a valuation allowance equal to the amount of the recorded benefit. The Fund has determined that it is more likely than not that the net deferred tax asset will not be realized.

Provisions for Write-down to Net Realizable Value
-------------------------------------------------

The Fund periodically reviews the value of land and inventories and determines whether any write-downs need to be recorded to reflect declines in value. The Fund did not record any write-downs during the nine months ended September 30, 1999 and 1998. The estimated net realizable value of real estate inventories represents management's estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Fund's real estate inventories is dependent upon future events and conditions that may cause actual results to differ from amounts presently estimated.

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

The PILOT software system, purchased in the early 1990s, is being replaced by a Windows based network system both for headquarters functions and other locations. The real estate accounting system developed, sold and supported by the Yardi Company of Santa Barbara, California will replace PILOT. The Yardi system has been tested and is compatible with Year 2000 and beyond. This system is being implemented and should be fully operational by the fourth quarter of 1999.

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

The costs of these advances in NTS' systems technology are not all attributable to the Year 2000 issue since the need to move to a network based system had been determined regardless of the Year 2000. The portion of the cost attributed to the Mortgage Income Fund was approximately $42,000 for 1998 and is projected to be approximately $63,000 during 1999 for hardware and software.

NTS management staff has been surveying its vendors to evaluate embedded technology in its alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the fourth quarter of 1999.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. The Fund's debt instruments bear interest at both variable and fixed rates as further discussed in Note 6 of the Fund's financial statements. At September 30, 1999, a hypothetical 100 basis point increase in interest rates would result in an approximately $178,000 increase in interest expense. During the nine months ended September 30, 1999, the majority of interest expense incurred was capitalized in inventory.

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

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         Mr.  Richard  Good  who  was  the  Vice  Chairman  and  former
         President of NTS Capital Corporation and NTS Development Company, retired effective September 3, 1999.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

              Exhibit Number    Description
              --------------    -----------

                   27           Financial Data Schedule

                   99 Additional Exhibits - Pages from the Fund's Prospectus, which have been specifically incorporated by, reference  and  copies  of which are
                                attached hereto which includes pages
                                75 to 81.

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


                                                NTS Mortgage Income Fund
                                                ------------------------
                                                      (Registrant)



                                                /s/ Brian F. Lavin
                                                --------------------------------
                                                Brian F. Lavin
                                                President and Director of the
                                                NTS Mortgage Income Fund






Date: November 15, 1999