Form 10-K
period 1999-12-31
NTS MORTGAGE INCOME FUND
filed 2000-03-30
CIK 841942

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

  X             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
-----           EXCHANGE ACT OF 1934

                For the fiscal year ended            December 31, 1999
                                         ---------------------------------------
                                                        OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                   to
                                               -----------------   -------------

                Commission file number                     0-18550
                                      ------------------------------------------

                            NTS MORTGAGE INCOME FUND
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        61-1146077
--------------------------------                --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)

  10172 Linn Station Road,
   Louisville, Kentucky                                     40223
--------------------------------                --------------------------------
(Address of principal                                     (Zip Code)
 executive offices)

Registrant's telephone number,
including area code:                                     (502) 426-4800
                                                --------------------------------

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

                             Shares of Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

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

As of March 15, 2000 there were approximately 3,187,000 shares of common stock outstanding. The aggregate sales price for shares sold was approximately $63,690,000. There is no current market for these shares although it is possible that one will develop.

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

Index to Exhibits is located on page 57

Total Pages: 58

                                TABLE OF CONTENTS

                                                                           Pages

                                     PART I

Items 1 and 2.          Business and Properties                              3-5

Item  3.                Legal Proceedings                                      5

Item  4.                Submission of Matters to a
                         Vote of Security Holders                              5


                                     PART II

Item  5.                Market for the Registrant's Shares
                         and Related Stockholder Matters                       6

Item  6.                Selected Financial Data                                7

Item  7.                Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations                                      8-18

Item 7A.                Quantitative and Qualitative Disclosures
                         About Market Risk                                    18

Item  8.                Financial Statements and
                         Supplementary Data                                19-49

Item  9.                Changes in and Disagreements with
                         Accountants on Accounting and
                         Financial Disclosure                                 50


                                    PART III

Item  10.               Directors and Executive Officers of
                         the Registrant                                    51-54

Item  11.               Executive Compensation                                54

Item  12.               Security Ownership of Certain Beneficial
                         Owners and Management                                54

Item  13.               Certain Relationships and Related
                         Transactions                                      55-56

                                     PART IV

Item  14.               Exhibits, Financial Statement Schedules,
                         and Reports on Form 8-K                              57


Signatures                                                                    58

                                     PART I

Items 1. and 2. Business and Properties
                -----------------------

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

NTS Mortgage Income Fund (the "Fund"), a Delaware corporation, was formed on September 26, 1988. The Fund originally operated as a real estate investment trust (REIT) under the Internal Revenue Code of 1986 (the "Code"), as amended from inception through December 31, 1996. The acquisition of the capital stock of NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company, which is discussed below, caused the Fund to change its tax status to a "C" corporation under the Code as of January 1, 1997. NTS Corporation is the sponsor of the Fund (the "Sponsor"). NTS Advisory Corporation is the advisor to the Fund (the "Advisor") and NTS Residential Management Company is the manager of the operations of the Fund's wholly-owned subsidiaries (NTS Management). NTS Advisory and NTS Management are Affiliates of and are under common control with NTS Corporation.

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

The Fund consummated the restructuring contemplated by the Letter of Intent by acquiring all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA effective as of October 1, 1997, for a nominal purchase price. The acquisition was closed pursuant to (i) an Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and its shareholders, NTS/VA and certain of its shareholders, NTS Corporation, the

               -----------------------------------

Advisor, and NTS Management, and (ii) an Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and certain shareholders of NTS/VA and NTS Corporation.

NTS/LFII is the owner and developer of the Lake Forest North single-family residential community located in Louisville, Kentucky, and will continue to own and develop the Lake Forest North project to completion and orderly sale as a wholly-owned subsidiary of the Fund. As of December 31, 1999, approximately 740 of 1,172 total lots have been developed and approximately 432 of the total projected lots to be developed have been sold.

NTS/VA is the owner and developer of the Fawn Lake single-family residential community located near Fredericksburg, Virginia, and will continue to own and develop the Fawn Lake project to completion and orderly sale as a wholly-owned subsidiary of the Fund. NTS/Residential Properties, Inc. - Virginia, a Virginia corporation and an Affiliate of the Sponsor of the Fund, will continue to act as a broker and agent for NTS/VA for the sale of lots within the Fawn Lake project, and as broker and agent for approved builders in the Fawn Lake project for the sale of new homes. As of December 31, 1999, approximately 441 of 1,389 total lots have been developed and approximately 948 of the total projected lots to be developed have been sold.

The Fund purchased all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA for a nominal purchase price. Concurrent with this transaction, the existing indebtedness of each of NTS/LFII and NTS/VA to the Fund was converted to equity as of October 1, 1997, and the Fund released the first mortgages in favor of the Fund on the Lake Forest North and Fawn Lake projects.

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

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and

               -----------------------------------

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

The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of December 31, 1999, 1998 and 1997, the Fund's percentage interest was 50% and the Fund's share of the Joint Venture's net income (loss) for the years ended December 31, 1999, 1998 and from August 16, 1997 (when the Fund was admitted as a partner) through December 31, 1997 was $(405,183), $(247,879) and $106,667, respectively.

There are currently five directors of the Fund, two of whom are affiliated with the Advisor and three of whom are Independent Directors. The Directors are responsible for the management and control of the affairs of the Fund. However, in accordance with the Fund's Certificate of Incorporation and By-Laws, the Directors have, in the Advisory Agreement and in certain management agreements with NTS Management, delegated broad powers to the Advisor and NTS Management to administer the day-to-day operations of the Fund and its subsidiaries. The Advisor has delegated substantially all its duties to the Sponsor. All personnel rendering services to the Fund are employees of companies affiliated with the Sponsor. The Fund does not directly employ any persons other than the Independent Directors, the Advisor and NTS Management. The business of the Fund is not seasonal. The Fund is required to terminate its assets by December 31, 2008. Because the Fund's affiliates own real estate properties other than those owned by the Fund that are or could be in competition with the Fund, potential conflicts of interest exist.

Item 3. Legal Proceedings
        -----------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

The Fund did not submit any matters to a vote of its security holders during the year ended December 31, 1999.

                                     PART II

Item 5. Market for the Registrant's Shares and Related Stockholder Matters
        ------------------------------------------------------------------

The selling price of the Shares was $20 per Share. The Fund's Shares are freely transferable but are not listed or included for quotation on a national securities exchange. As of March 1, 2000, there were 3,460 record holders of the Fund's Shares. No dividends were declared during 1999, 1998 or 1997.

The continued needs of the Fund and its subsidiaries (to which the Fund formerly had outstanding Mortgage Loans) may significantly reduce the Fund's cash flows. Therefore, the Fund's Board of Directors decided to terminate the Fund's quarterly distribution for the foreseeable future effective as of the first quarter of 1997.

Item 6. Selected Financial Data
        -----------------------

Years ended December 31, 1999, 1998, 1997, 1996 and 1995. (1)


                                   1999           1998           1997          1996         1995
                                   ----           ----           ----          ----         ----

 Inventory                     $ 55,438,644   $ 53,264,438   $ 51,917,990   $        --  $        --
                               ============   ============   ============   ===========  ===========
 Affiliated mortgage loans
   receivable, net (3)         $         --   $         --   $         --   $66,287,764  $63,655,706
                               ============   ============   ============   ===========  ===========
 Total assets                  $ 65,094,003   $ 65,552,757   $ 64,184,368   $68,745,709  $65,511,633
                               ============   ============   ============   ===========  ===========
 Total notes payable (6)       $ 28,342,811   $ 28,850,539   $ 24,505,233   $18,801,517  $16,034,873
                               ============   ============   ============   ===========  ===========
 Total revenues and other (4)  $  4,520,531   $  2,628,950   $  4,678,937   $ 3,304,995  $ 2,884,652

 Total expenses (2)               5,369,847      4,098,561     18,385,887     2,454,686    2,026,318
                               ------------   ------------   ------------   -----------  -----------
 Net income (loss)             $   (849,316)  $ (1,469,611)  $(13,706,950)  $   850,309  $   858,334
                               ============   ============   ============   ===========  ===========
 Weighted average number
  of shares                       3,187,333      3,187,333      3,187,333     3,187,333    3,187,333
                               ============   ============   ============   ===========  ===========
 Net income per share of
  common stock                 $       (.27)  $       (.46)  $      (4.30)  $       .27  $       .27
                               ============   ============   ============   ===========  ===========
 Taxable income (loss)
  (prior to dividend paid
   deduction) (5)              $ (2,017,301)  $ (1,488,574)  $   (387,081)  $   631,114  $   672,098
                               ============   ============   ============   ===========  ===========
Taxable income (loss)
  (prior to dividend paid
   deduction) per share of
   common stock                $       (.63)  $       (.47)  $       (.12)  $       .20  $       .21
                               ============   ============   ============   ===========  ===========

 Cash dividends declared       $         --   $         --   $         --   $   605,601  $   643,841
                               ============   ============   ============   ===========  ===========
 Cash dividends declared
  per share of common stock    $         --   $         --   $         --   $       .19  $       .20
                               ============   ============   ============   ===========  ===========

(1) The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing in this Form 10-K report.

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

(3) Represents the carrying amount of the mortgage loans, which is equal to their face amount less unamortized commitment fees and unaccreted discounts. The 1996 and 1995 balances are net of an allowance for loan losses of $1,500,000 and $1,553,397, respectively.

(4) Total revenue and other income included the gross profit and lot sales and other income items such as interest income and recovery of provision for loan losses in certain years. Revenues for 1997 include approximately $370,000 of gross profit from lot sales generated by NTS/LFII and NTS/VA from October 1, 1997 (the date of acquisition) through December 31, 1997. Prior to October 1, 1997, the Fund's primary source of revenues was interest income earned on affiliated mortgage loans.

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

Item 7. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

The Fund commenced an offering to the public on March 31, 1989 and was authorized to sell up to 2,500,000 shares of common stock at $20.00 per share (subject to an increase to 5,000,000 shares at the option of the Fund). Approximately 3,187,000 shares were sold representing approximately $64 million in sales and approximately $9.5 million in selling expenses and other offering costs. The net offering proceeds remaining, after payment of brokerage commissions, organizational expenses and other costs were used to make Mortgage Loans and Temporary Investments and such other investments as permitted by the Fund's Prospectus.

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

---------------------------------

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

Liquidity and Capital Resources
-------------------------------

Prior to October 1, 1997, the Fund's primary source of liquidity had been from the interest earned on the Mortgage Loans and on the Temporary Investments. The Fund's current source of liquidity is primarily the ability of its subsidiaries (to which the Fund formerly had outstanding Mortgage Loans) to draw upon their respective development loans. Additional liquidity is provided by net proceeds retained from residential lot closings by the properties owned by the Fund's subsidiaries and OLFJV in which the Fund has a 50% interest. The various development loans call for principal payments ranging from 72% to 91% of Gross Receipts from lot sales.

The continued cash needs of the Fund and its subsidiaries have significantly reduced the Fund's cash flows. Therefore, the Fund's Board of Directors decided to terminate the Fund's quarterly distribution for the foreseeable future effective as of the first quarter of 1997.

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

-------------------------------------------

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

Reimbursements of approximately $1,713,000, $1,439,000 and $527,000 were made to NTS Management or an Affiliate during the years ended December 31, 1999, 1998 and the period from October 1, 1997 through December 31, 1997, respectively. These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LF II and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals rendering services full time and on site at the residential projects, with respect to the residential projects but who are not on site and with respect to the residential projects but who have multiple residential project responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. These reimbursements are included within Selling, General and Administrative - Affiliated in the accompanying Consolidated Statements of Operations.

In addition to the expense reimbursement noted above, NTS Management is also entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the years ended December 31, 1999, 1998 and the period from October 1, 1997 through December 31, 1997, were approximately $567,000, $496,000 and $106,000,
respectively.   These   amounts  are   classified   as   Selling,   General  and
Administrative - Affiliated in the accompanying Consolidated Statements of Operations.

Reference is made to Note 9 of the Notes to Financial Statements for a breakdown of these related party charges.

As presented in the accompanying consolidated balance sheet as of December 31, 1999, accounts payable - affiliates of $1,194,395 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by the Fund as of December 31, 1999 and those amounts that will accrue during fiscal 2000 through the period ending January 1, 2001, other than as permitted by cash flows of the Fund. There can be no assurances that this level of support will continue past January 1, 2001.

The Management Agreements also call for NTS Management to potentially receive an Incentive Payment, as defined in the Management Agreements, equal to 10% of the Net Cash Flows of the projects. The Incentive Payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS VA and the Fund's share of the cash flow of the Orlando Lake Forest Joint Venture would have been sufficient to enable the Fund to have returned to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders' Original Capital Contribution. As of December 31, 1999, the

-------------------------------------------

Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 1999, no amount had been accrued as an Incentive Payment in the Fund's consolidated financial statements.

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

The credit facility bears interest at the Prime Rate + 1 1/2%, payable monthly, and principal payments generally equal 91% of the Gross Receipts from the sale of lots at the Fawn Lake project. In addition, the total outstanding principal amount must be brought to within the following levels by the applicable date:

December 31, 1999                         $10,700,000
December 31, 2000                         $ 7,800,000
December 31, 2001                         $ 5,900,000
December  1, 2002                         $ 4,500,000

The loan balance was $9,777,485 as of December 31, 1999.

On January 6, 1998, NTS/LFII closed on a development loan of $8,000,000 for the Lake Forest North project committed by an unaffiliated bank. On April 26, 1999, this loan was increased to $9,500,000 to provide a one-time source for funding development costs of the Fawn Lake project. The $9,500,000 revolving credit facility is currently anticipated to provide funds for the continued development and operations through December 31, 2002, the maturity of the credit facility, and the repayment thereof has been guaranteed by the Fund. Mr. J. D. Nichols, Chairman of the Board of the Fund's Sponsor and of the Fund, has individually guaranteed the repayment of fifty percent (50%) of the credit facility.

The credit facility bears interest at the Prime Rate + 1%, payable monthly, and principal payments generally equal 90% of the Gross Receipts from the sale of lots at the Lake Forest North project. In addition, the principal amount outstanding on the credit facility must be brought to within the following levels by the applicable date:

December 31, 1999                        $  7,500,000
December 31, 2000                        $  4,500,000
December 31, 2001                        $  2,000,000

The net worth of NTS/LFII cannot be allowed to decrease by 20% or more throughout the term of the agreement. The loan balance was $6,817,188 as of December 31, 1999.

NTS/LFII is also encumbered by a mortgage loan in the amount of $4,000,000 (with an outstanding balance of $2,870,000 as of December 31, 1999) from an unaffiliated lender which is secured by a first mortgage on the Lake Forest Country Club and golf course (approximately 176 acres of residential land and improvements thereon). The note bears interest at the Prime Rate + 1/2%, payable monthly, guaranteed by the Fund's sponsor. Principal payments totaling $300,000 are due twice a year, February through July and August through January. On

-------------------------------------------

January 31, 2000, an amendment reduced the principal payment requirement for the period August 1, 1999 through January 31, 2000 to $100,000. The primary source of principal payments will be initiation fees received.

In August 1997, the Fund entered into an Amended and Restated Joint Venture Agreement evidencing the Fund's admission as a partner in the Orlando Lake Forest Joint Venture (the "Joint Venture") effective as of August 16, 1997. The other partners in the Joint Venture are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of who are Affiliates of and are under common control with the Fund's Sponsor. The Joint Venture will continue to operate under its current legal name as the Orlando Lake Forest Joint Venture.

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

The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of December 31, 1999 and 1998, the Fund's percentage interest was 50% and the Fund's investment balance in the Joint Venture was $4,151,307 and $4,462,990, respectively. The Fund's share of the Joint Venture's net income
(loss) from the years ended December 31, 1999, 1998 and the period from October 1, 1997 through December 31, 1997 was $(405,183), $(247,879) and $106,667,
respectively.

Key elements of the Consolidated Statements of Cash Flows:

                                           1999          1998             1997
                                           ----          ----             ----

Net cash provided by (used for)
 operating activities                  $   259,355    $(3,152,180)  $   459,795

Net cash provided by (used for)
 investing activities                  $  (318,148)   $  (446,334)  $ 3,626,775
                                       -----------    -----------   -----------

Net cash flows from operating and
 investing activities                  $   (58,793)   $(3,598,514)  $ 4,086,570

Net cash provided by (used for)
 financing activities                  $  (383,794)   $ 3,246,678   $(3,389,918)
                                       -----------    -----------   -----------

Net increase (decrease) in cash
 and cash equivalents                  $  (442,587)   $  (351,836)  $   696,652
                                       ===========    ===========   ===========

Operating Activity
------------------

Cash provided by operating activities was approximately $259,000 for the year ended December 31, 1999. The primary components of the cash provided for operating activities were a net loss of approximately $849,000, an increase in accounts payable to the affiliate of approximately $1,194,000, decrease in notes receivable of approximately $1,164,000, offset by additions to inventory of approximately $2,174,000.

Cash used for operating activities was approximately $3,152,000 for the year ended December 31, 1998. The primary components of the use of cash for operating activities were a net loss of approximately $1,470,000, a decrease in accounts payable of approximately $949,000 and net additions to inventory of approximately $1,346,000.

------------------------------

Cash provided by operations was approximately $460,000 for the year ended December 31, 1997. The Fund received approximately $71,000 from cash revenues in excess of cash expenses. The Fund received approximately $481,000 in interest receivable payments from affiliates. NTS/LFII and NTS/VA used approximately $790,000 of cash to increase inventory. NTS/LFII and NTS/VA provided approximately $540,000 of cash from collection of initiation fees and other receivables and notes receivable during the period October 1, 1997 through December 31, 1997. In addition, accounts payables increased approximately $159,000.

Investing Activity
------------------

Cash used for investing activities was approximately $318,000 for the year ended December 31, 1999. The components of the use of cash were additional capital contributions to an unconsolidated affiliate of approximately $94,000 and capital additions, primarily at the Lake Forest North and Fawn Lake golf operations of approximately $225,000.

Cash used for investing activities was approximately $446,000 for the year ended December 31, 1998. The components of the use of cash for investing activities were additional capital contribution to an unconsolidated affiliate of $186,000 and capital additions, primarily at the Lake Forest North and Fawn Lake golf operations of approximately $261,000.

During the year ended December 31, 1997, the Fund received repayment on three mortgage loans and two temporary investments in the aggregate principal amount of approximately $9,299,000. Repayments on mortgage loans were generally equal to approximately 83% of the Gross Receipts received on lot sales less closing costs. The Funds made investments in three mortgage loans and one temporary investment in the aggregate principal amount of approximately $5,700,000.

Financing Activity
------------------

Cash used for financing activities was approximately $384,000 for the year ended December 31, 1999. The primary components of the cash used by financing activities were net borrowings on notes payable of approximately $5,583,000 which included approximately $6,697,000 of borrowings to repay a note payable to an affiliate and net payments of $1,114,000 relating to the development loans for Lake Forest North and Fawn Lake projects.

Cash provided by financing activities was approximately $3,247,000 for the year ended December 31, 1998. The primary components of the cash provided by financing activities were net borrowings on notes payable relating to the development loans for Lake Forest North and Fawn Lake projects of approximately $3,565,000, net borrowings on notes payable to affiliates of approximately $781,000 which were used primarily to fund activities of the Fawn Lake project and repayment of advances to affiliates of approximately $631,000 which were initially used to fund development costs at the Fawn Lake project.

Cash used for financing activities was approximately $3,390,000 for the year ended December 31, 1997. During the year ended December 31, 1997, the Fund and its subsidiaries borrowed approximately $8,516,000 from their various lenders. The Fund and its subsidiaries repaid approximately $2,380,000 of their borrowings from lot proceeds generated by NTS/LFII, NTS/VA and OLFJV. In addition, approximately $9,425,000 of borrowings were repaid using proceeds from the NTS/VA and OLFJV development loans. The Fund and its subsidiaries also borrowed approximately $2,436,000 from affiliates of the Fund's sponsor. They repaid approximately $1,651,000 of these borrowings primarily from loan repayments made by OLFJV during the period from January 1, 1997 through August 15, 1997.

------------------------------

NTS Guaranty Corporation (the "Guarantor"), an Affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions, as defined in the Fund's Prospectus. As of December 31, 1999, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

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

The NTS/VA lender has agreed to allow NTS/VA to maintain a maximum outstanding development loan balance of $10.7 million through April 30, 2000, without considering the obligation in default due to non-compliance with the maximum funding levels called for in the original loan agreement management's projections indicate that the present development plans will require a funding level which will result in an outstanding debt balance as of December 31, 2000 of approximately $12.2 million. Management's projection for NTS/VA indicates the development will reach the maximum funding level allowed by the current development loan of $10.7 million during 2000 and in fact require additional funding to achieve its 2000 development plan, which includes projected sales of $7.05 million. In the event short term capital needs dictate the need for cash to reduce the outstanding obligation relative to the NTS/VA development loan, the loan is secured by a approximately $2 million letter of credit issued by a third party lender with the NTS/VA lender stated as the beneficiary, and a $3 million guarantee by Mr. J.D. Nichols, both of which could provide the necessary capital to help ensure compliance with the maximum funding levels set forth in the original development loan.

Based upon present facts and circumstances, including ongoing discussions with the NTS/VA lender management's present plans will consider the following: 1) defer the payment of amounts owed to Affiliates as of December 31, 1999 and those amounts accruing during 2000 other than as permitted by cash flows (See
Note 9) 2) continuing discussions with the NTS/VA lender to combine both the NTS/VA and NTS/LFII debt at the current NTS/VA lender securing overall favorable terms, rates and fees and 3) obtaining additional funding from the NTS/LFII lender thereby allowing NTS/VA to utilize such funds for development purposes. Although management believes that it will be successful in such negotiations, there can be no assurances that these third party lenders will approve of management's plans and intentions for NTS/VA. However, if management is unsuccessful in the effort, considerations will be given to slowing individual budgeted development projects at NTS/VA budgeted for year 2000.

Results of Operations
---------------------

Comparability
-------------

On an overall basis, the Fund experienced a loss of approximately $(849,000), $(1,470,000) and $(13,707,000), or $(.27), $(.46) and $(4.30) per share of common stock for the years ended December 31, 1999, 1998 and 1997, respectively. In the context of the restructuring and acquisitions which occurred during the fourth quarter of 1997, comparisons of results of operations are complex. The fourth quarter 1997 charge relating to the acquisition of NTS/LFII and NTS/VA and the adjustment of the carrying value of the Fund's investment in OLFJV also represent significant items which complicated year-to-year comparisons.

---------------------------------

Revenues
--------

Revenue for the year ended December 31, 1999, includes $14.3 million in lot sales consisting of approximately $9.3 million and $5.0 million from the Lake Forest North and Fawn Lake projects, respectively. Cost of sales of approximately $10.0 million resulted in a gross profit margin of approximately 30%. During this period 165 lots were sold for an average selling price of $86,400.

The average selling price per lot was higher in 1999 compared to 1998 primarily attributable to the sale of an entire lot section to a single builder in the Fawn Lake project during 1998. These lots sold for a lower average price of approximately $54,100 since they were smaller lots for the construction of patio homes.

Revenue for the year ended December 31, 1998, includes $8.1 million in lot sales consisting of approximately $5.9 million and $2.2 million from the Lake Forest North and Fawn Lake projects, respectively. Cost of sales of approximately $6.2 million resulted in a gross profit margin of approximately 23%. During this period 136 lots were sold for an average selling price of $59,272. The decrease in the average sales price compared to the period October 1, 1997 through December 31, 1997 is primarily attributable to the sale of an entire lot section to a single home builder in the Fawn Lake project during 1998.

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

Revenue for the year ended December 31, 1997, includes $1.6 million of lot sales consisting of approximately $1.4 million and $200,000 from the Lake Forest North and Fawn Lake projects, respectively, for the period from October 1, 1997 (when the Fund acquired the stock of these entities) to December 31, 1997. Cost of sales was $1.2 million resulting in a gross profit of approximately 23%. During this period 21 lots were sold for an average selling price of $76,202.

During the nine months ended September 30, 1997, the Fund's primary revenue source was interest income earned on affiliated mortgage loans. The average interest rate earned by the Fund for the nine months ended September 30, 1997, was approximately 5.5% on the average loan balance of approximately $63,600,000.

Interest income on cash equivalents and miscellaneous income includes interest income earned from short-term investments made by the Fund with cash reserves for each of the three years in the period ended December 31, 1999, as well as interest earnings on notes receivable for the fiscal years ended December 31, 1999, 1998 and for the period from October 1, 1997 through December 31, 1997.

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

---------------------------------

--------------------

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

Reimbursements for Expense Recovery of approximately $1,713,000, $1,439,000, and $527,000 were made to NTS Management or an Affiliate during the years ended December 31, 1999, 1998 and the period from October 1, 1997 through December 31, 1997, respectively, for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund.

Reimbursements of Expense Recovery increased approximately $274,000 in 1999 compared to 1998. This increase is primarily due to higher sales commissions of approximately $332,000 in 1999 compared to 1998, which was a result of an increase in lot sales.

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

Selling, general and administrative expenses also include directors' fees, legal, outside accounting, other investor related cost, repairs and maintenance cost.

For the years ended December 31, 1999, 1998, and the period from October 1, 1997 through December 31, 1997, the amounts incurred for selling, general and administrative expenses were approximately $2,353,000, $1,437,000, and $275,000, respectively. The increase in 1999 compared to 1998 is primarily attributable to an increase in advertising and marketing costs of approximately $724,000. Additional marketing promotions, new brochures, enhanced newspaper inserts, and a home show exhibit generated sales traffic through the NTS/LFII community, and as a result of these efforts, lot sales increased for the year ended 1999 compared to 1998. The increase in 1998 as compared to 1997 is attributable to NTS/VA incurring marketing costs directly in 1998 which were included in selling, general and administrative costs and in 1997 these costs were classified as Expense Recovery since they were incurred by NTS Management initially and reimbursed by NTS/VA.

Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. For the years ended December 31, 1999, 1998 and the period from October 1, 1997

---------------------------------

--------------------

through  December  31,  1997,   Overhead  Recovery  incurred  was  approximately
$567,000, $496,000 and $106,000, respectively.

The increase in overhead recovery for the year end December 31, 1999 compared to 1998 and the period from October 1, 1997 through December 31, 1997 was due to an increase in sales.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings and its subsidiaries borrowings as well as in the capitalization percentage. For the years ended December 31, 1999, and 1998 approximately $2,652,000 and $2,350,000, was capitalized in inventory and approximately $261,000 and $364,000, respectively, was expensed.

Depreciation expense relates to equipment used for development activity which is being depreciated over five to seven years. Amortization expense relates primarily to loan costs which are being amortized over the life of the related loan.

No benefit for income taxes was provided during 1999, 1998 or 1997 as the Fund has recorded a valuation allowance equal to the amount of the recorded benefit. The Fund has determined that it is more likely than not that the net deferred tax asset will not be realized. See Note 10 to the Fund's Consolidated Financial Statements for a discussion of the components of the deferred tax asset.

The Fund had a net book loss of approximately $13,707,000 for the year ended December 31, 1997, which includes a non-cash charge of approximately $11,600,000 related to the acquisition of NTS/LFII and NTS/VA and an adjustment to the carrying value of the Fund's investment in the OLFJV of approximately $3,707,000.

Accounting Principles generally accepted in the Unites States required that the acquisitions of NTS/LFII and NTS/VA be recorded at fair market value on the day of acquisition. The application of these principles resulted in a non-cash charge of approximately $11,600,000 during the fourth quarter of 1997. In addition,  the  Fund's  investment  in an  unconsolidated  affiliate  should  be recorded at the lower of cost or fair market value. A non-cash charge of approximately $3.7 million was recorded in the third quarter of 1997 related to this investment. All estimates used in these evaluations represented management's best estimates based on the facts present at the date of such evaluations.

Year 2000
---------

During 1999, all divisions of NTS Corporation, including the Fund, reviewed the effort necessary to prepare NTS' information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions were addressed separately for the Year 2000 since the Fund saw the need to move to more advanced management and accounting systems made available by new technology and software development during the decade of the 1990's. NTS' property management staff surveyed vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. Some equipment was replaced, while others had circuitry upgrades.

In 1999, the PILOT software system, purchased in the early 1990's, was replaced by a Windows based network system both for NTS' headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California replaced PILOT. The Yardi system is fully implemented and operational as of December 31, 1999. There have been no Year 2000 related problems with either system.

The costs of these advances in NTS' systems technology are not all attributable to the Year 2000 issue since NTS had already identified the need to move to a network based system regardless of the Year 2000. The Fund's share of the costs involved were approximately $98,000 during 1999 and 1998. These costs include primarily the purchase, lease and maintenance of hardware and software.

---------------------

At the date of this filing the Fund did not experience any significant operating issues relative to the Year 2000 issue. Despite diligent preparation, unanticipated third-party failures, inability of our tenants to pay rent when due, more general public infrastructure failures or failure of our remediation efforts as planned could have a material adverse impact on our results of operations, financial conditions and/or cash flows in 2000 and beyond.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. The Fund's debt instruments bear interest at both variable and fixed rates as further discussed in Note 8 of the Fund's financial statements under Item 8 of this Form 10-K. At December 31, 1999, a hypothetical 100 basis point increase in interest rates would result in an approximately $226,000 increase in interest expense. During the year ended December 31, 1999, the majority of interest expense incurred was capitalized in inventory.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Stockholders of the NTS Mortgage Income Fund:

We have audited the accompanying consolidated balance sheets of the NTS Mortgage Income Fund and subsidiaries (the Fund) (a Delaware corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                            ARTHUR ANDERSEN LLP



Louisville, Kentucky
March 29, 2000



                            NTS MORTGAGE INCOME FUND
                            ------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                        AS OF DECEMBER 31, 1999 AND 1998
                        --------------------------------


                                               1999            1998
                                               ----            ----
ASSETS
------
Cash and equivalents                      $    619,022    $  1,061,609
Membership initiation fees and other
 accounts receivable, net of allowance
 of $75,000 and $132,406                     1,406,376       1,884,472
Notes receivable                             2,139,857       3,303,761
Inventory                                   55,438,644      53,264,438
Property and equipment, net of
 accumulated depreciation of $478,962
 and $257,612                                  505,219         501,921
Investment in unconsolidated affiliate       4,151,307       4,462,990
Advances to affiliates                              --          30,338
Other assets                                   833,578       1,043,228
                                          ------------    ------------
  Total assets                              65,094,003      65,552,757
                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable and accrued expenses        1,857,760       2,091,630
Accounts payable - affiliates                1,194,395              --
Notes payable - affiliates                          --       6,090,293
Notes payable                               28,342,811      22,760,246
Lot deposits                                   161,500         131,395
Deferred revenues                               62,628         154,968
                                          ------------    ------------
  Total liabilities                         31,619,094      31,228,532
                                          ------------    ------------



Commitments and contingencies (Note 13)



Stockholders' equity:
 Common stock, $0.001 par value,
 6,000,000 shares authorized;
 3,187,333 shares issued and
 outstanding                                     3,187           3,187
Additional paid-in-capital                  54,163,397      54,163,397
Accumulated deficit                        (20,691,675)    (19,842,359)
                                          ------------    ------------

  Total stockholders' equity                33,474,909      34,324,225
                                          ------------    ------------
  Total liabilities and stockholders'
   equity                                 $ 65,094,003    $ 65,552,757
                                          ============    ============


The accompanying notes are an integral part of these consolidated financial statements.



                            NTS MORTGAGE INCOME FUND
                            ------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
              ----------------------------------------------------


                                     1999            1998            1997
                                     ----            ----            ----

Revenues:
---------
 Lot sales, net of discounts     $ 14,256,114    $  8,061,027    $  1,600,237
 Cost of sales                     10,026,656       6,167,853       1,230,168
                                 ------------    ------------    ------------
  Gross profit                      4,229,458       1,893,174         370,069

 Interest income on cash
  equivalents and
  miscellaneous income                291,073         353,680         183,144
 Recovery of provision for
  loan losses                              --         382,096       1,500,000
 Interest income on
  affiliated mortgage loans
  receivable                               --              --       2,617,126
 Fee income on affiliated
  mortgage loan and other
  finanicial services                      --              --           8,598
                                 ------------    ------------    ------------
                                    4,520,531       2,628,950       4,678,937
                                 ------------    ------------    ------------

Expenses:
---------

 Selling, general and
  administrative - affiliated       2,280,064       1,934,784         633,044
 Selling, general and
  administrative                    2,352,831       1,437,413         274,977
 Interest expense                     260,899         364,173       1,304,157
 Interest expense - affiliated             --              --         358,262
 Other taxes and licenses              30,443          28,116          23,060
 Depreciation and amortization
  expense                              40,427          86,196         172,877
 Loss from investment in
  unconsolidated affiliate            405,183         247,879       3,600,560
 Advisory fee                              --              --         418,950
 Other charges                             --              --      11,600,000
                                 ------------    ------------    ------------
                                    5,369,847       4,098,561      18,385,887
                                 ------------    ------------    ------------

Net loss before income tax
 expense                             (849,316)     (1,469,611)    (13,706,950)
 Federal income tax expense                --              --              --
                                 ------------    ------------    ------------
Net loss                         $   (849,316)   $ (1,469,611)   $(13,706,950)
                                 ============    ============    ============
Net loss per share of
 common stock                    $       (.27)   $       (.46)   $      (4.30)
                                 ============    ============    ============
Weighted average number of
 shares                             3,187,333       3,187,333       3,187,333
                                 ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.



                            NTS MORTGAGE INCOME FUND
                            ------------------------

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (1)
               ---------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
              -----------------------------------------------------

                                        Common    Additional
                      Common Stock      Stock     Paid-in-      Accumulated
                         Shares         Amount     Capital       Deficit           Total
                         ------         ------     -------       -------           -----
Stockholders'
 equity
 December 31, 1996      3,187,333     $  3,187   $54,163,397   $ (4,665,798)    $49,500,786

Net loss                       --           --            --    (13,706,950)    (13,706,950)
                        ---------     --------   -----------    -----------     -----------

Stockholders'
 equity
 December 31, 1997      3,187,333        3,187    54,163,397    (18,372,748)     35,793,836

Net loss                       --           --            --     (1,469,611)     (1,469,611)
                        ---------     --------   -----------    -----------     -----------
Stockholders'
 equity
 December 31, 1998      3,187,333        3,187    54,163,397    (19,842,359)     34,324,225
                        ---------     --------   -----------    -----------     -----------
Net loss                       --           --            --       (849,316)       (849,316)
                        ---------     --------   -----------    -----------     -----------
Stockholders'
 equity
 December 31, 1999      3,187,333     $  3,187   $54,163,397   $(20,691,675)    $33,474,909
                        =========     ========   ===========   ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards, No. 130 Reporting Comprehensive Income.



                            NTS MORTGAGE INCOME FUND
                            ------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
              -----------------------------------------------------


                                                     1999            1998           1997
                                                     ----            ----           ----

CASH FLOWS PROVIDED BY (USED FOR) OPERATING
-------------------------------------------
ACTIVITIES
----------
 Net loss                                       $   (849,316)   $ (1,469,611)   $(13,706,950)
 Adjustments to reconcile net loss
  to net cash provided by (used for)
  operating activities:
 Depreciation and amortization expense               337,404         312,346         172,877
 Loss from investment in unconsolidated
  affiliate                                          405,183         247,879       3,600,560
 Accretion of discount on affiliated mortgage
  loans receivable                                        --              --         (95,932)
 Recovery of provision for loan losses                    --              --      (1,500,000)
 Other non-cash charges                                   --              --      11,600,000
 Changes in assets and liabilities: (1)
   Interest receivable - affiliates                       --              --         480,778
   Membership initiation fees and other
    accounts receivable                              478,096        (258,983)        123,364
   Notes receivable                                1,163,904         269,401         416,352
   Inventory                                      (2,174,206)     (1,346,448)       (789,991)
   Accounts payable - affiliates                   1,194,395              --              --
   Accounts payable and accrued expenses            (233,870)       (948,838)        158,721
   Lot deposits                                       30,105          33,895         (14,000)
   Deferred revenues                                 (92,340)          8,179          14,016
                                                ------------    ------------    ------------
   Net cash provided by (used for) operating
    activities                                       259,355      (3,152,180)        459,795
                                                ------------    ------------    ------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING
-------------------------------------------
 Capital contribution to unconsolidated
  affiliate                                           (93,500)       (185,500)             --
 Purchase of property and equipment                 (224,648)       (260,834)         27,555
 Principal collections on affiliated mortgage
  loan receivable                                         --              --       9,299,287
 Investment in affiliated mortgage loans
  loan receivable                                         --              --      (5,700,037)
 Purchase of stock of acquired subsidiaries               --              --             (30)
                                                ------------    ------------    ------------
   Net cash provided by (used for) investing
    activities                                      (318,148)       (446,334)      3,626,775
                                                ------------    ------------    ------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING
-------------------------------------------
ACTIVITIES
----------
 Advances to/from affiliates                          30,338        (630,880)       (519,797)
 Proceeds from notes payable                      20,489,549      17,798,287       8,515,946
 Proceeds from notes payable - affiliates            606,666       3,225,385       2,436,291
 Payments on notes payable                       (14,906,985)    (14,233,781)    (11,805,279)
 Payments on notes payable - affiliates           (6,696,959)     (2,444,584)     (1,651,466)
 Other assets                                         93,597        (467,749)       (190,308)
 Dividends paid                                           --              --        (175,305)
                                                ------------    ------------    ------------

   Net cash provided by (used for) financing
    activities                                      (383,794)      3,246,678      (3,389,918)
                                                ------------    ------------    ------------
   Net increase (decrease) in cash and
    equivalents                                     (442,587)       (351,836)        696,652

CASH AND EQUIVALENTS, beginning of period          1,061,609       1,413,445         716,793
                                                ------------    ------------    ------------

CASH AND EQUIVALENTS, end of period             $    619,022    $  1,061,609    $  1,413,445
                                                ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

(1) Net of the effects of acquisitions in 1997, where applicable. See Note 11 for information on non-cash investing and financing activities.

                            NTS MORTGAGE INCOME FUND
                            ------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

           NTS/LFII is in the process of developing approximately 1,172 residential lots of land located in Louisville, Kentucky into a single-family residential community and a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. As of December 31, 1999, approximately 740 of the 1,172 residential lots have been developed and approximately 59% of the total projected lots to be developed have been sold. In addition, Lake Forest has amenities consisting of a clubhouse, pools, tennis courts, recreation fields and several lakes.

           NTS/VA is in the process of developing approximately 1,389 residential lots located in the Chancellor district of Spotsylvania County, Virginia, approximately 60 miles south of Washington D.C., into a single-family residential community and a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. As of December 31, 1999, approximately 441 of the 1,389 total lots have been developed and approximately 29% of the total projected lots to be developed have been sold. Included on the property is a 285-acre lake. In addition, Fawn Lake has amenities consisting of a clubhouse, pool, tennis courts and boat docks.

           The Fund purchased a 50% interest in the Orlando Lake Forest Joint Venture effective August 16, 1997. Prior to becoming a joint venture partner, the Fund had been the Joint Venture's primary creditor. See
           Note 4, "Investment in Unconsolidated Affiliate", for further information pertaining to the investment.

       B)  Basis of Accounting
           -------------------

           The Fund's records are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (GAAP).

       ------------------------------------------------------

       C)  Principals of Consolidation and Basis of Presentation
           -----------------------------------------------------

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

       D)  Use of Estimates in Preparation of Consolidated Financial Statements
           --------------------------------------------------------------------

           The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       E)  Revenue Recognition and Reserves for Loan Losses
           ------------------------------------------------

           The Fund recognizes revenue and related costs from lot sales using the accrual method in accordance with accounting principles generally accepted in the United States, which is when payment has been received and title, possession and other attributes of ownership have been transferred to the buyer, and the Fund and its subsidiaries are not obligated to perform significant activities after the sale. The Fund and its subsidiaries generally require a minimum down payment of at least 10% of the sales price of the lot.

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

       F)  Inventory
           ---------

           Inventory is stated at the lower of cost or net realizable value. Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period, less amounts charged to cost of sales. Inventory costs are allocated to individual lots sold using the relative sales values. The use of the relative sales value method to record cost of sales requires the use of estimates of sales values, development costs and absorption periods over the life of the project. Given the long-term nature of the projects, the use of estimates to determine sales values, development costs and absorption periods and inherent economic volatility of residential real estate, it is reasonably possible that such estimates could change in the near term. Any changes in estimates are accounted for prospectively over the life of the project.

       ------------------------------------------------------

       G)  Long-Lived Assets
           -----------------

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

       H)  Advertising
           -----------

           The Fund expenses advertising-type costs as incurred. Advertising expense was approximately $1,523,000, $718,000 and $100,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

       I)  Environmental Remediation and Compliance
           ----------------------------------------

           Environmental liabilities for remediation costs are accrued based on estimates of known environmental remediation exposures. Liabilities are recognized when they can be reasonably estimated. Environmental compliance costs are expensed as incurred.

       J)  Per Share Information
           ---------------------

           The Financial Accounting Standards Board recently issued Standard No. 128, Earnings Per Share (SFAS 128). The Statement simplifies the standards for computing earnings per share (EPS) and replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. SFAS 128 is effective for consolidated financial statements for periods ending after December 15, 1997. For all periods presented, the Fund did not have common stock equivalents, therefore, the adoption of SFAS 128 did not have any impact on the Fund's consolidated financial statements.

       K)  Statement of Cash Flows
           -----------------------

           For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with an original maturity of three (3) months or less that are readily convertible to cash.

       L)  Segment Reporting
           -----------------

           The Fund adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The standard also allows entities to aggregate operating segments into a single segment if the segments are similar in each of the six criteria set forth in SFAS No. 131. The Fund's chief operating decision-maker is the President of the Fund.

           The Fund's reportable operating segments include only one segment that is the development and sale of single-family residential lots.

       ------------------------------------------------------

       M)  Reclassifications
           -----------------

           Certain reclassification have been made to the December 31, 1998 and 1997 financial statements to conform with December 31, 1999 classifications. The classifications had no effect on previously reported results of operations.

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

3.     Acquisitions
       ------------

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

       Accounting Principles generally accepted in the United States require that these acquisitions be recorded at fair market value. The application of these principles resulted in a non-cash charge of approximately $11,600,000 during the fourth quarter of 1997 related to these transactions. All estimates used in these evaluations represented management's best estimates based on the facts present at the date of the evaluations.

4.     Investment in Unconsolidated Affiliate
       --------------------------------------

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

       --------------------------------------------------

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

       The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of December 31, 1999 and 1998, the Fund's percentage interest was 50%, and the Fund's investment balance in the Joint Venture was $4,151,307 and $4,462,990 as of December 31, 1999 and 1998,
       respectively. The Fund's share of the Joint Venture's net income (loss) for the years ended December 31, 1999, 1998 and from August 16, 1997 through December 31, 1997, was $(405,183), $(247,879) and $106,667,
       respectively.

       Accounting Principles generally accepted in the United States require that such investments be recorded at the lower of carrying value or fair market value. The application of these principles resulted in a non-cash charge of approximately $3.7 million in the third quarter of 1997. All estimates used in this evaluation represent management's best estimates based on the facts present at the date of such evaluations.

       During the year ended 1999, the Fund and the other joint venture partners contributed as a capital contribution $187,000 to the joint venture, the Fund's portion being $93,500.

       During the year ended 1998, the Fund and the other joint venture partners contributed as a capital contribution $371,000 to the joint venture, the Fund's portion being $185,500.

5.     Member Initiation Fees and Other Accounts Receivable
       ----------------------------------------------------

       Fawn Lake Country Club and Lake Forest Country Club membership initiation fees receivable totaled approximately $911,000 and $1,370,000 as of December 31, 1999 and 1998. The receivable is net of a discount of $75,000 and $132,406,respectively recorded to allow for the present value of the membership initiation fee receivables considering the estimated timing of collections.

6.     Notes Receivable
       ----------------

       Notes receivable are secured by a first mortgage on lots sold to individuals. The notes bear interest at the prevailing market rates at the time the lots were sold. The majority of the notes are due between five and seven years, monthly payments are based on a 30-year amortization and the balance is due at the maturity date. Notes totaling approximately $2,015,000 and $3,179,000 are pledged as security for notes payable to banks under certain Warehouse Line of Credit Agreements and other debt agreements as of December 31, 1999 and 1998, respectively. There are also $125,000 of notes held by NTS/VA that are not pledged as of 1999 and 1998. Approximately $956,000, $101,000 and $179,000 of the
       notes receivable balance as of December 31, 1999 are due during the years ended December 2000 through 2002, respectively. Approximately $787,000 of the notes receivable balance relates to the sale of 24 lots to one builder in fiscal 1998 at NTS/VA. The $787,000 note bearing interest at the Prime Rate plus 1%, is due in monthly installments commencing June 29, 2001, with any outstanding principal and interest payable in full on December 29, 2003.

7.     Inventory
       ---------
Inventory consists of the following as of December 31, 1999:

                                        NTS/LFII       NTS/VA     Consolidated
                                        --------       ------     ------------
Land held for future
 development, under
 development and completed lots     $ 3,772,000     $23,517,000     $27,289,000
Country club (net of
 member initiation fees)             10,847,000       9,431,000      20,278,000
Amenities                             2,296,000       5,576,000       7,872,000
                                    -----------     -----------     -----------
                                    $16,915,000     $38,524,000     $55,439,000
                                    ===========     ===========     ===========


Inventory consists of the following as of December 31, 1998:

                                      NTS/LFII        NTS/VA      Consolidated
                                      --------        ------      ------------
Land held for future
 development, under
 development and completed lots     $ 5,855,000     $21,971,000     $27,826,000
Country club (net of
 Member initiation fees              10,225,000       8,099,000      18,324,000
Amenities                             2,176,000       4,938,000       7,114,000
                                    -----------     -----------     -----------
                                    $18,256,000     $35,008,000     $53,264,000
                                    ===========     ===========     ===========

     NTS/LFII and NTS/VA capitalized in inventory approximately $2,786,000 and $2,064,000 of interest and real estate taxes during 1999 and 1998, respectively. Interest and real estate taxes incurred was approximately $3,113,000 and $2,296,000 as of December 31, 1999 and 1998, respectively.

     Inventory for 1999, includes $29,444,000 net of $9,166,000 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

     Inventory for 1998, includes $26,586,000, net of $8,262,000 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

     Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from the initial issuance of memberships to the Country Club. The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $1,870,000 which is expected to be offset by member initiation fees. During 1999 and 1998 the Lake Forest Country Club operating deficit was approximately $459,000 and $279,000, respectively, and was capitalized as a cost of inventory.

     During 1999 and 1998, the Fawn Lake Country Club deficit was $1,019,000 and $469,000, respectively, and was capitalized as a cost of inventory.

8.     Notes and Mortgage Loans Payable
       --------------------------------
       Notes and mortgage loans payable consist of the following:

                                                   1999                1998
                                              ---------------     --------------

        Mortgage  loan  payable to a bank in
        the amount of  $10,700,000,  bearing
        interest at the Prime Rate + 1 1/2%,
        due  December  1, 2002,  secured  by
        inventory   of   NTS/VA,   generally
        principal    payments   consist   of
        approximately  91%  of   the   Gross
        Receipts of lot sales, guaranteed by
        Mr.J.D. Nichols up to $3,000,000 and
        a $2 million letter of credit from a
        third   party   lender   with    the
        beneficiary being the bank.             $9,777,485           $9,581,963

                            (Continued on next page)

       --------------------------------------------

                                                   1999                1998
                                              ---------------     --------------
        Note payable to a bank in the  amount
        of $9,500,000,  bearing  interest  at
        the Prime Rate + 1%,payable  monthly,
        due  October  31,  2003,  secured  by
        inventory   of  NTS/LFII,   generally
        principal   payments    consist    of
        approximately   90%  of   the   Gross
        Receipts from lot sales,guaranteed by
        Mr.JD Nichols up to 50% of the credit
        facility.  The Note  contains certain
        covenants  which  among other  things
        require the net worth of NTS/LFII not
        be allowed to decrease by 20% or more
        throughout the term of the agreement.   $ 6,817,188         $ 6,113,434

        Bank  note  payable  to a bank in the
        amount    of   $9,000,000,    bearing
        interest at 8.25%,  payable  monthly,
        due November 1, 2004,  secured  by  a
        Certificate of Deposit owned  by  NTS
        Financial Partnership,an affiliate of
        the Fund.                                 6,696,959               --

        Mortgage  loan  payable to a  bank in
        the  amount  of  $4,000,000,  bearing
        interest  at  the  Prime Rate + 1/2%,
        payable monthly,  due  July 31, 2002,
        secured  by the Lake  Forest  Country
        Club  and  golf  course,    principal
        reductions of $300,000 payable  every
        six  months,    guaranteed   by   NTS
        Corporation, the Fund's Sponsor.          2,870,000           3,250,000

        Warehouse  Line of Credit  Agreements
        with three banks, bearing interest at
        the Prime Rate + 1%, the Prime Rate +
        3/4% and the  Prime Rate + 1/2%,  due
        December 15,2000 $(113,789),September
        18, 2000  $(676,534) and February 28,
        2000  $(146,322),  secured  by  notes
        receivable  (see  Note 6),  principal
        payments consist of payments received
        from  notes  receivable  securing the
        obligation.                                936,645            2,404,585

        Bank note  payable in  the  amount of
        $1,174,800,  bearing  interest  at  a
        rate of prime + .5%, secured  by note
        receivable   (see  Note  6),  due  in
        monthly  installments of $5,000, with
        any outstanding principal and accrued
        interest due  and payable  in full on
        December 29, 2000.                       1,119,800            1,174,800

        Other                                      124,734              235,464
                                               -----------          -----------

                                               $28,342,811          $22,760,246
                                               ===========          ===========

The  Prime   Rate  was  8 1/2%  and  7 3/4%  at  December  31,  1999  and  1998,
respectively.

The $113,789 and $146,322 Warehouse Line of Credit agreements are guaranteed by NTS Corporation.

       --------------------------------------------

       The minimum scheduled principal payments on debt outstanding at December 31, 1999 are as follows:

                2000                              $  7,068,625
                2001                                 5,007,227
                2002                                 9,570,000
                2003                                      --
                2004                                 6,696,959
                Thereafter                                --
                                                   ------------

                                                  $ 28,342,811     (1)
                                                   ============

(1) The minimum scheduled principal payments regarding the $10.7 and $9.5 million credit facilities are reflected in the table such that the outstanding principal amount is brought to within the following levels by the applicable date.

                  $10.7 Million Facility
                  ----------------------

                           December 31, 1999     $10,700,000
                           December 31, 2000     $ 7,800,000
                           December 31, 2001     $ 5,900,000
                           December 1, 2002      $ 4,500,000

                  $9.5 Million Facility
                  ---------------------

                           December 31, 1999      $7,500,000
                           December 31, 2000      $4,500,000
                           December 31, 2001      $2,000,000

         The NTS/VA lender has agreed to allow NTS/VA to maintain a maximum outstanding development loan balance of $10.7 million through April 30, 2000, without considering the obligation in default due to non-compliance with the maximum funding levels called for in the original loan agreement. Management's projections indicate that the present development plans will require a funding level which will result in an outstanding debt balance as of December 31, 2000 of approximately $12.2 million. Management's projection for NTS/VA indicates the development will reach the maximum funding level allowed by the current development loan of $10.7 million during 2000 and in fact require additional funding to achieve its 2000 development plan, which includes projected sales of $7.05 million. In the event short term capital needs dictate the need for cash to reduce the outstanding obligation relative to the NTS/VA development loan, the loan is secured by a approximately $2 million letter of credit issued by a third party lender with the NTS/VA lender stated as the beneficiary, and a $3 million guarantee by Mr. J.D. Nichols, both of which could provide the necessary capital to help ensure compliance with the maximum funding levels set forth in the original development loan.

         Based  upon  present  facts  and   circumstances,   including   ongoing
         discussions with the NTS/VA lender management's present plans will consider the following: 1) defer the payment of amounts owed to Affiliates as of December 31, 1999 and those amounts accruing during 2000 other than as permitted by cash flows (See Note 9) 2) continuing discussions with the NTS/VA lender to combine both the NTS/VA and NTS/LFII debt at the current NTS/VA lender securing overall favorable terms, rates and fees and 3) obtaining additional funding from the NTS/LFII lender thereby allowing NTS/VA to utilize such funds for development purposes. Although management believes that it will be successful in such negotiations, there can be no assurances that these third party lenders will approve of management's plans and intentions for NTS/VA. However, if management is unsuccessful in the effort, considerations will be given to slowing individual budgeted development projects at NTS/VA budgeted for year 2000.

9.     Related Party Transactions
       --------------------------

       As of December 31, 1999, the Sponsor or an Affiliate owned 105,955 shares of the Fund. The Fund thereby allowing Fawn Lake to utilize such funds for development purposes entered into the following agreements with various Affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

       For the year ended December 31, 1997, $418,950 had been incurred as an Advisory Fee. Effective October 1, 1997, the Fund no longer incurred an Advisory Fee but is now responsible for the actual general and administrative costs pursuant to certain property management agreements discussed below.

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

       These expense reimbursements included direct and pro-rated costs incurred in the management and operation of NTS/LF II and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects, with respect to the residential projects but who are not on site and with respect to the residential projects but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Property Management Agreements, the Fund was charged the following amounts

       --------------------------------------

       ------------------------------------------

       for the year ended December 31, 1999 and 1998. These amounts are reflected in Selling, General and Administrative - Affiliated on the accompanying Consolidated Statement of Operations:

                                             1999                         1998
                                           ---------                   ---------

       Personnel Related Costs:
        Finance and Accounting         $    131,000                 $    172,000
        Data Processing                      31,000                        6,000
        Human Resources                      34,000                       35,000
        Executive and Administrative        196,000                      186,000
        Construction Management              15,000                       39,000
        Sales and Marketing               1,045,000                      713,000
        Legal                                37,000                       72,000

       Marketing                            126,000                      125,000

       Rent                                  39,000                       34,000

       Other General and Administrative      59,000                       57,000
                                         ----------                   ----------

       Total Expense Reimbursements     $ 1,713,000                  $ 1,439,000
                                         ==========                   ==========

       Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the years ended December 31, 1999, 1998 and for the period October 1, 1997 through December 31, 1997, was approximately $567,000, $496,000 and $106,000, respectively.
       These amounts are classified with Selling, General and Administrative - Affiliated in the accompanying Consolidated Statements of Operations.

       The Management Agreements also call for NTS Management to receive an Incentive Payment, as defined in the Management Agreements, equal to 10% of the Net Cash Flows of the projects. The Incentive Payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Orlando Lake Forest Joint Venture would have been sufficient to enable the Fund to return to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders' Original Capital Contribution. As of December 31, 1999, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 1999, no amount had been accrued as an Incentive Payment in the Fund's consolidated financial statements.

       Advances and Notes Payable Affiliates
       -------------------------------------

       The Fund has received advances from Affiliates of the Fund's Sponsor, net of repayments, totaling $6,090,293 as of December 31, 1998. On November 6, 1999, the Fund repaid these advances from the Affiliate by obtaining a loan in the amount of $9,000,000, and used approximately $6,697,000 of the loan to pay the entire principal balance and accrued interest due to the Affiliate. For the year ended December 31, 1999 and 1998, the interest expense to affiliate totaling $375,572 and $341,213 was capitalized in inventory.

       As presented in the accompanying consolidated balance sheet as of December 31, 1999, accounts payable - affiliates of $1,194,395 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by the Fund as of December 31, 1999 and those amounts that will accrue during fiscal 2000 through the period ending January 1, 2001, other than as permitted by cash flows of the Fund. There can be no assurances that this level of support will continue past January 1, 2001.

10.    Income Taxes
       ------------

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

       The Fund's deferred tax assets and liabilities as of December 31, are as follows:
                                               1999               1998
                                          -------------      -------------
       Deferred tax assets
       -------------------
       Net operating loss carryforwards  $   1,310,000      $     687,000
       Inventory                             2,069,000          2,972,000
       Deferred revenue                        207,000            157,000
                                          -------------      -------------
       Net deferred tax assets               3,586,000          3,816,000

       Valuation allowance                  (3,586,000)        (3,816,000)
                                          -------------      -------------
                                         $       --         $        --
                                          =============      =============

       A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on its history of operating losses by its subsidiaries and its expectations for the future, that it is more likely than not that the net deferred tax assets at December 31, 1999 and 1998, will not be realized.

       As of December 31, 1999, the Fund has a federal net operating loss carryforward of approximately $3,853,000 expiring during 2012, 2013 and 2014.

       A reconciliation of the statutory to the effective rate of the Fund for the year ended December 31, is as follows:

                                                  1999                   1998
                                               ----------             ----------
       Tax benefit using statutory rate       $  289,000             $  500,000
       Valuation allowance                      (231,000)              (486,000)
       Other                                     (58,000)               (14,000)
                                               ----------             ----------
       Income tax expense                     $     --               $     --
                                               ==========             ==========


11.    Supplemental Cash Flow Information
       ----------------------------------

       a) Cash payments for interest, net of amounts capitalized and cash payments for income taxes, net of refunds are as follows:

                                         1999           1998           1997
                                      ----------     ----------     ----------
              Interest               $  296,120     $  244,295     $1,767,786

              Federal income taxes   $     --       $     --       $    5,320

       ----------------------------------------------

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

12.    Financial Instruments
       ---------------------

       The book values of cash and equivalents, trade receivables and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturity of these financial instruments. The fair value of the Fund's notes receivable and debt instruments approximated the book value because a substantial portion of the underlying instruments are variable rate notes.

13.    Commitments and Contingencies
       -----------------------------

       NTS/LFII  and  NTS/VA  have  various  letters  of credit  outstanding  to governmental agencies and utility companies totaling approximately $2,633,000 and $2,277,000 as of December 31, 1999 and 1998, respectively.
       The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

       It is estimated that development of the remaining homeowners association amenities at the Lake Forest North project will be substantially complete by May 2003. Based on engineering studies and projections, NTS/LFII will incur additional costs, excluding interest, of approximately $300,000 during 2003 to complete the homeowners' association amenities.

       It is estimated that the country club and homeowners' association amenities at the Fawn Lake project will be substantially completed by December 2008. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $9,622,000 to complete the country club and homeowners' association amenities for the project. These costs are estimated to be incurred as follows:
       $2,202,000 for 2000, $630,000 for 2001, $750,000 for 2002, $2,190,000 for
       2003, $2,640,000 for 2004, $290,000 for 2005, $660,000 for 2006, $140,000
       for 2007, and $120,000 for 2008.

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

14.    Guaranties to the Fund
       ----------------------

       NTS Guaranty Corporation (the "Guarantor"), an Affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions, as defined in the Fund's Prospectus. As of December 31, 1999, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

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

15.    Subsequent Event
       ----------------

       On November 15, 1999, Lake Forest Fairways, LLC ("Fairways"), a limited liability company, was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party) to purchase and develop
       26.2 acres of land of the Lake Forest North development. Upon final approval of the appropriate governmental agencies on the rezoning of the property and the transfer of title of the property, Fairways will pay NTS/LFII $30,000 per acre as a partial payment for the property. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The final approval of the rezoning must be obtained by December 31, 2000 to avoid dissolution and termination of Fairways.

16.    Unaudited Quarterly Financial Data
       ----------------------------------

     1999               March 31         June 30        September 30     December 31        Total
     ----               --------         -------        ------------     -----------        -----
Total revenues        $   858,573      $   730,107      $ 1,421,433     $ 1,510,418      $ 4,520,531

Total expenses          1,270,172        1,233,740        1,153,649       1,712,286        5,369,847
                      -----------      -----------      -----------     -----------      -----------

Income (loss)
 before income
 taxes                   (411,599)        (503,633)         267,784        (201,868)        (849,316)

Income tax
 expense                       --               --               --              --               --

Net income
 (loss)               $  (411,599)     $  (503,633)     $   267,784     $  (201,868)     $  (849,316)
                      ===========      ===========      ===========     ===========      ===========
Net income (loss)
 per share of
 common stock         $      (.13)     $      (.16)     $       .08     $      (.06)     $      (.27)
                      ===========      ===========      ===========     ===========      ===========



    1998                March 31          June 30        September 30     December 31        Total
    ----                --------          -------        ------------     -----------        -----
Total revenues        $   774,091 (1)  $   615,161      $   515,855     $   723,843     $ 2,628,950

Total expenses            957,730        1,097,418        1,026,038       1,017,375       4,098,561

Income (loss)
 before income
 taxes                   (183,639)        (482,257)        (510,183)       (293,532)     (1,469,611)

Income tax
 expense                       --               --               --             --               --
                      -----------      -----------      -----------     -----------      -----------
Net income
 (loss)               $  (183,639)     $  (482,257)     $  (510,183)    $  (293,532)     (1,469,611)
                      ===========      ===========      ===========     ===========      ===========
Net income (loss)
 per share of
 common stock         $      (.06)     $      (.15)     $      (.16)    $      (.09)     $     (.46)
                      ===========      ===========      ===========     ===========      ===========

(1) Includes approximately $382,000 for recovery of loan previously written off.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Orlando Lake Forest Joint Venture:

We have audited the accompanying balance sheet of Orlando Lake Forest Joint Venture (a Florida general partnership) as of December 31, 1999, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of Orlando Lake Forest Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orlando Lake Forest Joint Venture as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                             ARTHUR ANDERSEN LLP



Louisville, Kentucky
March 29, 2000


                        ORLANDO LAKE FOREST JOINT VENTURE
                        ---------------------------------

                                 BALANCE SHEETS
                                 --------------

                        AS OF DECEMBER 31, 1999 AND 1998
                        --------------------------------

                                              1999            1998
                                              ----            ----
ASSETS                                                     (unaudited)
------
Cash and equivalents                     $     80,687    $    326,245
Account receivable                              3,219          20,742
Notes receivable                              296,149         550,272
Inventory                                  14,755,257      14,461,364
Property and equipment, net of
 accumulated depreciation of $40,274
 and $22,919                                   38,491          33,387
Other assets                                  142,981         132,602
                                         ------------    ------------
  Total assets                             15,316,784      15,524,612
                                         ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable and accrued expenses         604,387         491,594
Accounts payable - affiliates                 514,543           6,379
Notes payable                               5,299,158       5,323,241
Lot deposits                                   94,450          60,550
Deferred revenues                              31,630          31,866
Other liabilities                             470,000         685,000
                                         ------------    ------------
  Total liabilities                         7,014,168       6,598,630
                                         ------------    ------------



Commitments and contingencies (Note 7)



Partners' equity:
Capital contributions                      23,044,090      22,857,090
Additional paid-in-capital                     18,007          18,007
Accumulated deficit                       (14,759,481)    (13,949,115)
                                         ------------    ------------
  Total partners' equity                    8,302,616       8,925,982
                                         ------------    ------------

  Total liabilities and partners'
   equity                                $ 15,316,784    $ 15,524,612
                                         ============    ============

The accompanying notes are an integral part of these financial statements.


                        ORLANDO LAKE FOREST JOINT VENTURE
                        ---------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND FROM
              ----------------------------------------------------

                    AUGUST 16, 1997 THROUGH DECEMBER 31, 1997
                    -----------------------------------------

                                                                   August 16,
                                                                  1997 through
                                                                  December 31,
                                      1999            1998           1997
                                      ----            ----           ----
                                                  (unaudited)     (unaudited)
Revenues:
---------
 Lot sales, net of discounts     $  3,437,035    $  2,624,548    $  1,678,079
 Cost of sales                      2,550,607       1,742,032       1,150,338
                                 ------------    ------------    ------------
  Gross profit                        886,428         882,516         527,741

 Interest and other income             37,950         108,743          64,705
 Gain on sale of land                      --              --         149,875
                                 ------------    ------------    ------------
                                      924,378         991,259         742,321
                                 ------------    ------------    ------------


Expenses:
--------
 Selling, general and
  administrative - affiliated         741,428         638,150         218,346
 Selling, general and
  administrative                      903,259         706,611         230,593
 Interest expense                      72,702          85,162          56,283
 Depreciation and amortization
  expense                              17,355          57,092          23,763
 Other charges                             --              --      12,000,000
                                 ------------    ------------    ------------
                                    1,734,744       1,487,015      12,528,985
                                 ------------    ------------    ------------

Net loss                         $   (810,366)   $   (495,756)   $(11,786,664)
                                 ============    ============    ============


The accompanying notes are an integral part of these financial statements.


                        ORLANDO LAKE FOREST JOINT VENTURE
                        ---------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND
                 -----------------------------------------------

                 FROM AUGUST 16, 1997 THROUGH DECEMBER 31, 1997
                 ----------------------------------------------

                                                                                August 16,
                                                                               1997 through
                                                                                December 31,
                                                    1999             1998          1997
                                                    ----             ----          ----
CASH FLOWS PROVIDED BY (USED FOR) OPERATING                      (unaudited)     (unaudited)
-------------------------------------------
ACTIVITIES
----------
 Net loss                                      $   (810,366)   $   (495,756)   $(11,786,664)
 Adjustments to reconcile net loss
   to net cash used for operating activities:
 Depreciation and amortization expense               50,252          57,092          23,763
 Changes in assets and liabilities:
   Membership initiation fees and other
    accounts receivable                              17,523         (16,515)            541
   Notes receivable                                 254,123          97,176         419,610
   Inventory                                       (293,893)     (1,084,650)     13,511,903
   Other assets                                       8,054          88,889         (97,101)
   Accounts payable - affiliates                    508,164        (302,677)       (216,045)
   Accounts payable                                 112,793         183,488      (2,797,128)
   Lot deposits                                      33,900          42,050           1,000
   Other liabilities                               (215,236)       (763,134)       (632,500)
                                               ------------    ------------    ------------
   Net cash used for operating activities          (334,686)     (2,194,037)     (1,572,621)
                                               ------------    ------------    ------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING
-------------------------------------------
ACTIVITIES
----------
 Capital contribution                               187,000         371,000      16,633,845
 Purchase of property and equipment                 (22,459)        (26,710)             --
                                               ------------    ------------    ------------
   Net cash provided by investing activities        164,541         344,290      16,633,845
                                               ------------    ------------    ------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING
-------------------------------------------
ACTIVITIES
----------
 Proceeds from notes payable                      2,542,675       2,665,328       4,714,517
 Payments on notes payable                       (2,566,758)     (2,135,101)    (18,015,599)
 Loan costs                                         (51,330)        (15,825)       (145,826)
                                               ------------    ------------    ------------

   Net cash provided by (used for) financing
     activities                                     (75,413)        514,402     (13,446,908)
                                               ------------    ------------    ------------
   Net increase (decrease) in cash and
     activities                                    (245,558)     (1,335,345)      1,614,316

CASH AND EQUIVALENTS, beginning of period           326,245       1,661,590          47,274
                                               ------------    ------------    ------------

CASH AND EQUIVALENTS, end of period            $     80,687    $    326,245    $  1,661,590
                                               ============    ============    ============


The accompanying notes are an integral part of these financial statements.


                        ORLANDO LAKE FOREST JOINT VENTURE
                        ---------------------------------

                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND
                 -----------------------------------------------

                 FROM AUGUST 16, 1997 THROUGH DECEMBER 31, 1997
                 ----------------------------------------------


                                      Additional
                         Capital       Paid-in-      Accumulated
                       Contribution    Capital         Deficit         Total
                       ------------    -------         -------         -----
Partners'
 equity
 August 16, 1997      $ 5,852,246     $  18,007    $ (1,666,695)    $ 4,203,558
 (unaudited)

Net loss                       --            --     (11,786,664)   (11,786,664)

Capital
 contribution          16,633,844            --              --     16,633,844
                       ----------     ---------      ----------     ----------

Partners'
 equity
 December 31, 1997     22,486,090        18,007     (13,453,359)     9,050,738
 (unaudited)

Net loss                       --            --        (495,756)      (495,756)

Capital
 contribution             371,000            --              --        371,000
                       ----------     ---------      ----------     ----------

Partners'
 equity
 December 31, 1998     22,857,090        18,007     (13,949,115)     8,925,982
 (unaudited)

Net loss                       --            --        (810,366)      (810,366)

Capital
 contribution             187,000            --              --        187,000
                       ----------     ---------      ----------     ----------
Partners'
 equity
 December 31, 1999    $23,044,090     $  18,007    $(14,759,481)    $8,302,616
                      ===========     =========     ===========      =========

The accompanying notes are an integral part of these financial statements.

                        ORLANDO LAKE FOREST JOINT VENTURE
                        ---------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

1.     Summary of Significant Accounting Policies
       ------------------------------------------

       A)  Organization
           ------------

           Orlando Lake Forest Joint Venture ("OLFJV") was organized on March 16, 1987 as a Florida general partnership. In August 1997, NTS
           Mortgage Income Fund (the "Fund") entered into an Amended and Restated Joint Venture Agreement evidencing the Fund's admission as a partner in OLFJV effective August 16, 1997. The other partners in OLFJV are Orlando Lake Forest, Inc., Orlando Capital Corporations and OLF II Corporation, all of whom are Affiliates of and are under common control with NTS Corporation, the Fund's sponsor.

           OLFJV owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land. OLFJV will continue to own and develop the Orlando Lake Forest project.

           The Fund contributed to OLFJV as a capital contribution its interest in the principal and interest of the first mortgage loan on the Orlando Lake Forest project, and obtained a 50% interest in the OLFJV. The NTS entities named above hold cumulatively the remaining 50% interest in OLFJV.

           The net income or net loss of OLFJV is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of December 31, 1999 and 1998, the Fund's percentage interest was 50%, and the Fund's investment balance in OLFJV was $4,151,307 and $4,462,990 as of December 31, 1999 and 1998,
           respectively. The Fund's share of OLFJV's net income (loss) for the years ended December 31, 1999, 1998 and from August 16, 1997 through December 31, 1997, was $(405,183), $(247,879) and $106,667,
           respectively.

           Accounting Principles generally accepted in the United States require that such investments be recorded at the lower of carrying value or fair market value. The application of these principles resulted in a non-cash charge of $12.0 million in the third quarter of 1997. All estimates used in this evaluation represent management's best estimates based on the facts present at the date of such evaluations.

       B)  Basis of Accounting
           -------------------

           The Fund's records are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (GAAP).

       C)  Use of Estimates in Preparation of Financial Statements
           -------------------------------------------------------

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

       D)  Revenue Recognition and Reserves for Loan Losses
           ------------------------------------------------

           OLFJV recognizes revenue and related costs from lot sales using the accrual method in accordance with generally accepted accounting principles, which is when payment has been received and title, possession and other attributes of ownership have been transferred to the buyer, and the OLFJV and its subsidiaries are not obligated to perform significant activities after the sale. The OLFJV and its subsidiaries generally require a minimum down payment of at least 10% of the sales price of the lot.

       ------------------------------------------------------

       E)  Inventory
           ---------

           Inventory is stated at the lower of cost or net realizable value. Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period, less amounts charged to cost of sales. Inventory costs are allocated to individual lots sold using the relative sales values. The use of the relative sales value method to record cost of sales requires the use of estimates of sales values, development costs and absorption periods over the life of the project. Given the long-term nature of the projects, the use of estimates to determine sales values, development costs, absorption periods and the inherent economic volatility of residential real estate, it is reasonably possible that such estimates could change in the near term. Any changes in estimates would be accounted for prospectively over the life of the project.

       F)  Long-Lived Assets
           -----------------

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

       G)  Advertising
           -----------

           OLFJV expenses advertising-type costs as incurred. Advertising expense was approximately $444,000, $392,000, and $58,000 during the years ended December 31, 1999, 1998 and for the period August 16, 1997 through December 31, 1997, respectively.

       H)  Environmental Remediation and Compliance
           ----------------------------------------

           Environmental liabilities for remediation costs are accrued based on estimates of known environmental remediation exposures. Liabilities are recognized when they can be reasonably estimated. Environmental compliance costs are expensed as incurred.

       I)  Statement of Cash Flows
           -----------------------

           For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with an original maturity of three (3) months or less that are readily convertible to cash.

       J)  Tax Status
           ----------

           OLFJV has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a general partnership for federal income tax purposes. As such, OLFJV makes no provision for income taxes. The taxable income or loss is passed through to the holders of the partnership interests for inclusion on their individual income tax returns.

2.     Notes Receivable
       ----------------

       Notes receivable are secured by a first mortgage on lots sold to individuals. The notes bear interest at the prevailing market rates at the time the lots were sold. The majority of the notes are due between five and seven years, monthly payments are based on a 30-year amortization and the balance is due at the maturity date. As of December 31, 1999, notes totaling $183,656, are pledged as security for notes payable to a bank under a Warehouse Line of Credit Agreement. There are also approximately $112,000 of notes held by OLFJV that are not pledged.

3.     Inventory
       ---------

       Inventory consists of the following as of December 31:

                                                  1999                1998
                                                  ----                ----
       Land held for future
        development, under
        development and completed lots        $ 6,053,000         $ 5,756,000
       Amenities                                8,702,000           8,705,000
                                               ----------          ----------
                                              $14,755,000         $14,461,000
                                               ==========          ==========

       OLFJV capitalized in inventory $494,000 and $445,000 of interest and real estate taxes during 1999 and 1998, respectively. Interest and real estate taxes incurred were $680,000 and $608,000 for the years ended December 31, 1999 and 1998, respectively.

4.     Notes and Mortgage Loans Payable
       --------------------------------

       Notes and mortgage loans payable consist of the following:

                                                 1999                     1998
                                                 ----                     ----
        Mortgage  loan  payable  to  a  bank
        in the amount of $5,500,000, bearing
        interest  at the  Prime Rate + 1/2%,
        due on demand with 180 days  written
        notice,secured by inventory of OLFJV
        and  a  $300,570  letter  of credit,
        generally principal payments consist
        of  approximately  41%  of the Gross
        Receipts of lot sales.                $2,630,779              $2,227,662

        Mortgage  loan  payable to a bank in
        the  amount of  $3,100,000,  bearing
        interest  at  the Prime Rate + 1/2%,
        due September  30, 2002,  secured by
        inventory  of  OLFJV  and a $300,570
        letter of credit,generally principal
        payments  consist  of  approximately
        31%  of  the Gross  Receipts  of lot
        sales.                                 1,891,043               2,297,873

        Mortgage  loan  payable to a bank in
        the  amount  of  $500,000,   bearing
        interest  at  the  Prime  Rate,  due
        December 3, 2000,  guaranteed by Mr.
        J.D.  Nichols, NTS  Corporation  and
        NTS  Mortgage Income Fund.               499,677                 500,000

        Note   payable  to  a  bank  in  the
        amount  of $84,500, bearing interest
        at the Prime Rate + 1%, due July 18,
        2000, secured by inventory of OLFJV,
        guaranteed by Mr.J.D.Nichols and NTS
        Development Company.                      84,500                   --

        Warehouse Line of Credit  Agreements
        with a bank, bearing interest at the
        Prime  Rate  +  1%, secured by notes
        receivable,    principal    payments
        consist  of  payments  received from
        notes   receivable    securing   the
        obligation,  due December 15, 2000.      183,656                 287,244

        Other                                      9,503                  10,462
                                              ----------              ----------
                                             $ 5,299,158             $ 5,323,241
                                              ==========              ==========


The  Prime  Rate  was  8 1/2%  and  7 3/4%  at  December  31,  1999   and  1998,
respectively.

     --------------------------------------------
     The minimum scheduled principal payments on debt outstanding at December 31, 1999 are as follows:

                           2000                              $  3,834,158
                           2001                                   635,000
                           2002                                   830,000
                           ----                              ------------
                                                             $  5,299,158
                                                             ============

     Per the mortgage loan agreement, the $5.5 million facility is due on demand within 180 days of written notice. OLFJV understands that the bank has the legal right to demand this facility at any time. However, OLFJV is in compliance with the repayment hurdle and the bank has indicated that no demand of the facility appears imminent.

5.   Supplemental Cash Flow Information
     ----------------------------------

     Cash payments for interest, net of amounts capitalized and cash payments for income taxes, net of refunds are as follows:

                                                                August 16, 1997
                                                                    through
                                     1999         1998        December 31, 1997
                                     ----         ----        -----------------
        Interest                $   42,820    $   64,456       $    8,202

6.   Financial Instruments
     ---------------------

     The book values of cash and equivalents, trade receivables and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturity of these financial instruments. The fair value of OLFJV's notes receivable and debt instruments approximated the book value because a substantial portion of the underlying instruments are variable rate notes.

7.   Commitments and Contingencies
     -----------------------------

     OLFJV entered into an agreement with Morrison Homes of Florida, Inc. ("Morrison") effective March 1999 for the sale of approximately 43 residential lots with options for additional lot sales up to a total of approximately 94 lots at a market price agreed to by OLFJV and Morrison. The first six lots closed on December 15, 1999. OLFJV recognizes revenue related to this agreement as each lot is sold.

     OLFJV entered into an agreement with Brentwood Custom Homes, Inc. ("Brentwood") effective December 1999 for the sale of approximately 22 residential lots. The first three lots closed in December 1999. OLFJV recognizes revenue related to this agreement as each lot is sold.

     OLFJV has various letters of credit outstanding to governmental agencies and utility companies totaling approximately $35,000.

8.     Related Party Transactions
       --------------------------

       A) Selling, General and Administrative - Affiliates
          ------------------------------------------------

          The expenses presented as selling, general and administrative - affiliates are classified in two ways, expense recovery and overhead recovery. The expense recovery includes compensation costs of management, accounting, professional, development marketing and office personnel employed by NTS Management as well as various non-payroll related operating expenses.

          Reimbursements for expense recovery of approximately $619,000, $532,000 and $162,000 were made to NTS Management or an affiliate during the years ended December 31, 1999, 1998 and the period from August 16, 1997 through December 31, 1997, respectively, for compensation costs and various non-payroll related operating expenses. These amounts are reflected in selling, general and administrative - affiliates on the accompanying statement of operations:

                                                     1999      1998
                                                     ----      ----
                Personnel related costs:
                  Finance and accounting         $ 72,000   $ 61,000
                  Executive and administrative     76,000     73,000
                  Construction management           9,000     13,000
                  Sales and marketing             462,000    384,000
                                                 --------   --------

                Total expense reimbursements     $619,000   $531,000
                                                 ========   ========

          Additionally, OLFJV incurs an overhead recovery, which is a reimbursement to NTS Management for overhead expenses attributable to the employees and the efforts of NTS Management, in an amount equal to 3.75% of the project's gross cash receipts. For the years ended December 31, 1999, 1998 and the period from August 16, 1997 through
          December 31, 1997, overhead recovery incurred was approximately $122,000, $107,000 and $56,000, respectively.

       B) Accounts Payable - Affiliates
          -----------------------------

          As presented in the accompanying balance sheet as of December 31, 1999, accounts payable - affiliates of $514,543 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by the Fund as of December 31, 1999 and those amounts that will accrue during fiscal 2000 through the period ending January 1, 2001, other than as permitted by cash flows of the Fund. There can be no assurances that this level of support will continue past January 1, 2001.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Stockholder of NTS Guaranty Corporation:

We have audited the accompanying balance sheets of NTS Guaranty Corporation (a Kentucky corporation) as of December 31, 1999 and 1998. These balance sheets are the responsibility of NTS Guaranty Corporation's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of NTS Guaranty Corporation as of December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

                                                            ARTHUR ANDERSEN LLP



Louisville, Kentucky
March 29, 2000

                            NTS GUARANTY CORPORATION
                            ------------------------

                                 BALANCE SHEETS
                                 --------------

                        AS OF DECEMBER 31, 1999 AND 1998
                        --------------------------------

                                     ASSETS
                                     ------

                        1999                    1998
                        ----                    ----
Cash                    $100                    $100
                        ----                    ----
                        $100                    $100
                        ====                    ====


                              STOCKHOLDER'S EQUITY
                              --------------------

Common stock, no par value; 100 shares
 issued and outstanding                    $        10     $        10
Additional paid-in capital                  10,000,090      10,000,090
                                           -----------     -----------

                                            10,000,100      10,000,100

Less non-interest bearing demand note
 receivable from a majority stockholder
 of NTS Corporation                        (10,000,000)    (10,000,000)
                                           -----------     -----------
                                           $       100     $       100
                                           ===========     ===========


                             NOTES TO BALANCE SHEETS
                             -----------------------

1.     Significant Accounting Policies
       -------------------------------

       A.  Organization
           ------------

           NTS Guaranty Corporation (the "Guarantor"), a Kentucky corporation, was formed in February 1987 and is an affiliate of NTS Corporation. NTS Corporation is the Sponsor of the NTS Mortgage Income Fund (the "Fund"). The balance sheets include only those assets and liabilities which relate to the Guarantor. The Guarantor is authorized to issue up to 2,000 shares of common stock with no par value. There are 100 shares issued and outstanding which were purchased by Mr. J. D. Nichols, Chairman of the Board of Directors of the Sponsor and of the Fund. In addition, Mr. Nichols has given the Guarantor a non-interest bearing demand note receivable for $10,000,000, the receipt of which is included in additional paid-in capital. Expenses (consisting mostly of state taxes and licenses) of the Guarantor totaling approximately $15 for each of the years ended December 31, 1999 and 1998, were paid by an affiliate of the Sponsor and therefore no income statement is presented. These expenses will not be reimbursed to the affiliate.

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

2.     Commitments
       -----------

       The Guarantor has guaranteed that Investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions, as defined in the Fund's Prospectus. As of December 31, 1999, the Fund has raised approximately $63,690,000 and has paid distributions of approximately $23,141,000.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------
The directors and principal officers of the Fund are as follows:

              Name                  Office With the Fund
              ----                  --------------------

          J. D. Nichols         Chairman of the Board of Directors
          Robert M. Day         Director*
          Gerald B. Thomas      Director*
          Gerald B. Brenzel     Director*
          Brian F. Lavin        President and Director

--------------------------------------------------------------------------------
* Messr. Day, Thomas and Brenzel are the Independent Directors of the Fund. Neither of them are employees, partners, officers or directors of the Sponsor or any of its Affiliates.

J. D. Nichols (age 58) is Chairman of the Board and Chief  Executive  Officer of
-------------
NTS Corporation and its various Affiliates and is a member and Chairman of the Board of Directors of the NTS Mortgage Income Fund. He is a graduate of the University of Louisville School of Law. His undergraduate studies were at the University of Kentucky, where he concentrated in Accounting, Marketing and Business Administration. Mr. Nichols entered the real estate construction and development business in 1965 and has been involved in the development and construction of over 6,500 acres of land and over 6,500,000 square feet of office, residential, commercial and industrial space in numerous states throughout the eastern half of the United States. He is a member of both the Louisville and National Homebuilders Associations, and has served as Vice President and Director of the Louisville and National Apartment Associations. Mr. Nichols is also lifetime member of the President's Society of Bellarmine College, Louisville, Kentucky and a past member of the Board of Overseers and Board of Trustee of the University of Louisville, the Governors Council for Education Technology and the Board of Directors of the Louisville Chamber of Commerce. Mr. Nichols is currently a member of the Board of Directors of the Regional Airport Authority of Louisville and Jefferson County and is a member of the Board of Directors of the Greater Louisville Economic Development Partnership.

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

Gerald B.  Thomas (age 61) has 25 years  experience  in  Commercial  Real Estate
-----------------
lending. Formerly a Senior Vice President with Mid-American Bank of Louisville, Mr. Thomas joined Citizens Bank of Kentucky in February 1996 as Vice President, with responsibility of developing real estate portfolios for four Kentucky affiliate banks of CNB Bancshares, Inc., Evansville, Indiana. Mr. Thomas has attended Eastern Kentucky University, National School of Real Estate Finance (Ohio State University) and National Institute of Real Estate Appraisers (University of Louisville). He is a board member of Big Brothers/Big Sisters, Louisville and Co-chairman of the Programs, Planning and Evaluation Committee.

         --------------------------------------------------------------

Gerald B. Brenzel  (age 68) has over forty years  experience  in the  securities
-----------------
industry, most recently as First Vice President of Morgan, Keegan & Company in Louisville, Kentucky. Prior to that, Mr. Brenzel was founder and CEO of Commonwealth Investment Group, Inc., an investment money managers and regional brokerage firm in Louisville. From 1964 to 1988, Mr. Brenzel was regional Vice President and Branch Manager of Stifel, Nicolaus & Company, and was a member of the Board of that firm, was also an allied member of the New York Stock Exchange (1964 thru 1988). A former Governor of the National Association of Securities Dealers, Mr. Brenzel attended the University of Louisville for three years and also served three years in the U.S. Air Force during the Korean War.

Brian F.  Lavin  (age 46),  President  of NTS  Corporation  and NTS  Development
---------------
Company joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

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

The Fund will initially pay to each Independent Director a fee of $1,000 per month (which amount may be increased or decreased at the discretion of the Directors) and will reimburse such persons and Affiliated Directors for travel expenses and other out-of-pocket disbursements incurred in connection with attending any meetings. Affiliated Directors will not receive any compensation from the Fund for their services as Directors or Officers of the Fund.

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

         --------------------------------------------------------------

The following persons are the executive officers and key employees of NTS and/or an affiliate and will provide services to the Advisor and the Fund:

        Name                                   Office
        ----                                   ------

J. D. Nichols              Chairman and Chief Executive Officer
Michael H. Hannon          Executive Vice President, NTS Development Company
Brian F. Lavin             President, NTS Development Company
Margaret O. Templeton      President, NTS/Residential Properties, Inc.- Florida
Gary D. Adams              Senior Vice President, NTS Development Company
Sally A. Judah             Senior Vice President, NTS Corporation

The following provides additional information regarding the above-mentioned persons. Information regarding Messrs. Nichols and Lavin is provided in the section entitled "Directors and Officers of the Fund."

Michael H. Hannon (age 56) serves as Executive Vice President of NTS Development
-----------------
Company and President of NTS Residential Properties, Inc. Virginia where he oversees the development, land acquisitions, marketing, operations, and general management. Immediately prior to joining NTS, Mr. Hannon was employed by Hines Interest Limited Partners as general manager for the Hines Rocky Mountain Region from 1995 to February 1998. In addition to his responsibilities in The Rocky Mountain Region, Mr. Hannon was responsible for Hines national residential acquisition evaluations. Prior to 1995, Mr. Hannon served as Division President for Arvida's South Atlantic Division, which included eleven residential communities, including two Arnold Palmer Designed Golf Courses. Mr. Hannon attended Grand View Junior College in Des Moines, Iowa and Parsons College in Fairfield, Iowa. He is an active Member of the Urban Land Institute, National Association of Home Builders and a licensed real estate broker in Colorado and Florida. Mr. Hannon is a decorated Viet Nam Veteran, serving with the 1st Infantry Division in Dian, South Viet Nam during 1965-1966.

Margaret O. Templeton (age 50) is President of NTS/Residential  Properties, Inc.
---------------------
- Florida with responsibility for single-family residential development, marketing and operations in the state of Florida. Prior to joining NTS in November 1994, Ms. Templeton was President of Templeton Development Corporation, a real estate development firm in Tampa, Florida from 1992 to November 1994. She has extensive experience in marketing, construction and land development including seven years (1985 to 1992) as Vice President of Tampa Palms and Gulfstream Land and Development Company, whose holdings included 30,000 acres in Florida, Georgia and Virginia. Ms. Templeton received a Bachelor of Arts degree from the University of Florida. Ms. Templeton is a member and Director of the National Association of Homebuilders, Florida Homebuilders Association as well as Director and Vice President of the Builders Association of Greater Tampa and Orlando. Ms. Templeton is also a member of the Florida Board of Realtors and the Urban Land Institute.

Gary D. Adams (age 54) is Senior Vice President of NTS Development  Company with
-------------
responsibility for multi-family operations and commercial properties in the state of Florida. Since joining the NTS organization in May 1977, Mr. Adams has been involved in the development, construction and management of numerous apartment, office, industrial and commercial developments in the southeastern portion of the United States. Mr. Adams received his undergraduate degree in Engineering from the University of Cincinnati, and he holds a Master of Business Administration from Xavier University. He is a member of the Building Owners and Managers Association and is a licensed general contractor in the State of Florida.

         --------------------------------------------------------------

Sally A.  Judah  (age 41) is  Senior  Vice  President  of NTS  Corporation  with
---------------
responsibility for multi-family property management of NTS's apartment communities in Kentucky and Indiana. From July 1991 to 1994, Ms. Judah was Vice President of NTS Corporation with responsibility for Corporate Marketing, Human Resources and the Graphics Division. From June of 1987 when she joined NTS until July 1991, Ms. Judah was responsible for leasing activities for commercial properties in Louisville, Kentucky. Ms. Judah is a member of the Louisville Board of Realtors and is a Certified Commercial Investment Member (CCIM) Candidate and is a member of the national and Kentucky CCIM chapters. Ms. Judah is also a member of the Louisville Apartment Association and is a member of the Leadership Louisville Class of 1993. Ms. Judah holds a Bachelor of Arts degree from the University of Kentucky.

Item 11. Executive Compensation
         ----------------------

(a, b, c & d) The Fund will pay each Independent Director a fee of $12,000 per year and will reimburse such persons and Affiliated Directors for travel expenses and other out-of-pocket disbursements incurred in connection with attending any meetings of the Board of Directors. During the years ended December 31, 1999, 1998 and 1997, the Fund paid directors fees of $36,000 each year, representing annual compensation. The Affiliated Directors will not receive any compensation from the Fund for their services to the Fund. The present officers of the Fund receive compensation from the Advisor or its affiliates which indirectly relates to services to the Fund (see Item 13).

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

(b) The following table sets forth the ownership of shares owned directly or indirectly by the Directors and principal officers of the Fund as of the date hereof:

                                                       Amount of      Percent
                                 Name of               Beneficial       Of
    Title of Class           Beneficial Owner          Ownership      Interest
    --------------           ----------------          ---------      --------

Shares of Common              J. D. Nichols             96,468 *        3.0%
Stock, $0.001                                            Shares
Per Share

* These shares are owned of record by NTS Corporation or an Affiliate of which Mr. Nichols directly or beneficially holds voting and investment authority.

(c) There are no known arrangements which may at a subsequent date result in change in control of the Fund.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

As of December 31, 1999, the Sponsor or an Affiliate owned 105,955 shares of the Fund. The Fund thereby allowing Fawn Lake to utilize such funds for development purposes entered into the following agreements with various Affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

For the years ended December 31, 1997, $418,950 had been incurred as an Advisory Fee. Effective October 1, 1997, the Fund no longer incurred an Advisory Fee but is now responsible for the actual general and administrative costs pursuant to certain property management agreements discussed below.

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

These expense reimbursements included direct and pro-rated costs incurred in the management and operation of NTS/LF II and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects, with respect to the residential projects but who are not on site and with respect to the residential projects but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Property Management
Agreements, the Fund was charged the following amounts for the years ended December 31, 1999 and 1998.

         ----------------------------------------------------------

------------------------------------------

These amounts are reflected in Selling, General and Administrative - Affiliated on the accompanying Statement of Operations:

                                               1999            1998
                                               ----            ----

Personnel Related Costs:
 Finance and Accounting                    $  131,000     $  172,000
 Data Processing                               31,000          6,000
 Human Resources                               34,000         35,000
 Executive and Administrative Services        196,000        186,000
 Construction Management                       15,000         39,000
 Sales and Marketing                        1,045,000        713,000
 Legal                                         37,000         72,000

Marketing                                     126,000        125,000

Rent                                           39,000         34,000

Other General and Administrative               59,000         57,000
                                           ----------     ----------
Total Expense Reimbursements               $1,713,000     $1,439,000
                                           ==========     ==========


Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the years ended December 31, 1999, 1998 and for the period October 1, 1997 through December 31, 1997, was approximately $567,000, $496,000 and $106,000, respectively. These amounts are classified with Selling, General and Administrative - Affiliated in the accompanying Statements of Operations.

The Management Agreements also call for NTS Management to receive an Incentive Payment, as defined in the Management Agreements, equal to 10% of the Net Cash Flows of the projects. The Incentive Payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Orlando Lake Forest Joint Venture would have been sufficient to enable the Fund to return to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders' Original Capital Contribution. As of December 31, 1999, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 1999, no amount had been accrued as an Incentive Payment in the Fund's consolidated financial statements.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

1.     Financial statements

       The financial statements for the NTS Mortgage Income Fund, Orlando Lake Forest Joint Venture and NTS Guaranty Corporation together with the reports of Arthur Andersen LLP dated March 29, 2000.

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

NTS MORTGAGE INCOME FUND


/s/ Brian F. Lavin                                          Date: March 30, 2000
-----------------------------------------
President and Director of the
NTS Mortgage Income Fund

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated.

/s/ J. D. Nichols                                           Date: March 30, 2000
-----------------------------------------
J. D. Nichols
Chairman of the Board of Directors
of the NTS Mortgage Income Fund

/s/ Gerald B. Brenzel                                       Date: March 30, 2000
-----------------------------------------
Gerald B. Brenzel
Director of the NTS Mortgage Income Fund

/s/ Robert M. Day                                           Date: March 30, 2000
-----------------------------------------
Robert M. Day
Director of the NTS Mortgage Income Fund

/s/ Gerald B. Thomas                                        Date: March 30, 2000
-----------------------------------------
Gerald B. Thomas
Director of the NTS Mortgage Income Fund

/s/ Gregory A. Wells                                        Date: March 30, 2000
-----------------------------------------
Senior Vice President and
Chief Financial Officer of
NTS Capital Corporation