Form 10-Q
period 2000-03-31
NTS MORTGAGE INCOME FUND
filed 2000-05-12
CIK 841942

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  March 31, 2000
                              --------------------------------------------------


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                              ------------------------  ------------------------


Commission File Number                         0-18550
                      ----------------------------------------------------------


                            NTS MORTGAGE INCOME FUND
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


           Delaware                                        61-1146077
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                         Identification No.)


    10172 Linn Station Road
     Louisville, Kentucky                                    40223
-------------------------------                  -------------------------------
(Address of principal executive                            (Zip Code)
offices)


                                 (502) 426-4800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes  X  No
                                                                    -----  -----

As of May 9, 2000 there were approximately 3,187,000 shares of common stock outstanding.

                                TABLE OF CONTENTS
                                -----------------


                                                                           Pages

                                     PART I


Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2000
             and December 31, 1999                                             3

          Consolidated Statements of Operations
             for the three months ended March 31, 2000 and 1999                4

          Consolidated Statements of Cash Flows
             for the three months ended March 31, 2000 and 1999                5

          Notes To Consolidated Financial Statements                        6-15


Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           16-21

Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk                                                      21



                                     PART II

Item 1.   Legal Proceedings                                                   22

Item 2.   Changes in Securities                                               22

Item 3.   Defaults upon Senior Securities                                     22

Item 4.   Submission of Matters to a Vote of Security Holders                 22

Item 5.   Other Information                                                   22

Item 6.   Exhibits and Reports on Form 8-K                                    22


SIGNATURES                                                                    23

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements
         --------------------


                            NTS MORTGAGE INCOME FUND
                            ------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                       As of                    As of
                                                    March 31, 2000         December 31, 1999 *
                                                    --------------         -------------------
                                                      (Unaudited)
ASSETS
------
Cash and equivalents                                 $    562,142          $    619,022
Membership initiation fees and other
 accounts receivable, net of allowance of
 $74,000 and $75,000                                    1,338,320             1,406,376
Notes receivable                                        1,867,852             2,139,857
Inventory                                              56,146,133            55,438,644
Property and equipment, net of accumulated
 depreciation of $526,454 and $478,962                    568,806               505,219
Investment in unconsolidated affiliate                  4,052,774             4,151,307
Other assets                                              825,393               833,578
                                                      ------------          ------------

  TOTAL ASSETS                                       $ 65,361,420          $ 65,094,003
                                                      ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued expenses                $  2,228,721          $  1,857,760
Accounts payable - affiliates                           1,706,070             1,194,395
Mortgages and notes payable                            28,282,809            28,342,811
Lot deposits                                              219,500               161,500
Deferred revenues                                          57,596                62,628
                                                      ------------          ------------

  TOTAL LIABILITIES                                    32,494,696            31,619,094
                                                      ------------          ------------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY
--------------------
Common stock, $0.001 par value, 6,000,000
 shares authorized; 3,187,333 shares issued
 and outstanding                                     $      3,187          $      3,187
Additional paid-in-capital                             54,163,397            54,163,397
Accumulated deficit                                   (21,299,860)          (20,691,675)
                                                      ------------          ------------

  TOTAL STOCKHOLDERS' EQUITY                           32,866,724            33,474,909
                                                      ------------          ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 65,361,420          $ 65,094,003
                                                      ============          ============


* Reference is made to the Fund's audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000.

The accompanying notes to consolidated financial statements are an integral part of these statements.


                            NTS MORTGAGE INCOME FUND
                            ------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------



                                                    Three Months Ended
                                                         March 31,
                                                         ---------
                                                        (Unaudited)

                                                   2000                1999
                                                   ----                ----
REVENUES:
---------
 Lot sales, net of discounts                  $ 2,499,449          $ 2,444,785
 Cost of sales                                  2,043,219            1,659,883
                                               -----------          -----------

  Gross profit                                    456,230              784,902
                                               -----------          -----------
 Interest and miscellaneous
  income                                           95,063               73,671
                                               -----------          -----------
                                                  551,293              858,573
                                               -----------          -----------
EXPENSES:
---------
 Selling, general and
  administrative - affiliated                     629,808              584,163
 Selling, general and
  administrative                                  352,909              464,318
 Interest expense                                  52,633              115,952
 Other taxes and licenses                          12,016                5,050
 Depreciation and amortization
  expense                                          13,579               21,733
 Loss from investment
  in unconsolidated affiliate                      98,533               78,956
                                               -----------          -----------

                                                1,159,478            1,270,172
                                               -----------          -----------
  Net loss before
   federal income taxes                          (608,185)            (411,599)

  Federal income tax expense                         --                   --
                                               -----------          -----------
  Net loss                                    $  (608,185)         $  (411,599)
                                               ===========          ===========

  Net loss per share  of common stock         $     (0.19)         $     (0.13)
                                               ===========          ===========

  Weighted average number of shares             3,187,333            3,187,333
                                               ===========          ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.



                            NTS MORTGAGE INCOME FUND
                            ------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------



                                                                  Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                                     (Unaudited)

                                                                 2000              1999
                                                                 ----              ----
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES
------------------------------------------------------
  Net loss                                                  $  (608,185)      $  (411,599)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Depreciation and amortization expense                        78,727            67,815
    Loss from investment in unconsolidated affiliate             98,533            78,956
    Changes in assets and liabilities:
     Membership initiation fees and other accounts
      receivable                                                 68,056           149,123
     Notes receivable                                           272,005           263,503
     Inventory                                                 (707,489)         (283,154)
     Accounts payable and accrued expenses                      370,961          (580,244)
     Accounts payable - affiliates                              511,675              --
     Lot deposits                                                58,000           (16,895)
     Deferred revenues                                           (5,032)           (9,533)
     Other assets                                                  (270)             --
                                                             -----------       -----------
 Net cash provided by (used for) operating activities           136,981          (742,028)
                                                             -----------       -----------
CASH FLOWS USED FOR INVESTING ACTIVITIES
----------------------------------------
  Purchase of property and equipment                           (111,079)          (37,174)
                                                             -----------       -----------
 Net cash used for investing activities                        (111,079)          (37,174)
                                                             -----------       -----------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
------------------------------------------------------
  Advances to/from affiliates                                      --             (10,958)
  Proceeds from mortgages and notes payable                   2,500,048         2,996,142
  Proceeds from notes payable - affiliated                         --             362,140
  Payments on mortgages and notes payable                    (2,560,050)       (2,275,065)
  Other assets                                                  (22,780)          (19,119)
                                                             -----------       -----------
 Net cash provided by (used for) financing activities           (82,782)        1,053,140
                                                             -----------       -----------
 Net increase (decrease) in cash and equivalents                (56,880)          273,938
                                                             -----------       -----------
CASH AND EQUIVALENTS, beginning of period                       619,022         1,061,609
                                                             -----------       -----------
CASH AND EQUIVALENTS, end of period                         $   562,142       $ 1,335,547
                                                             ===========       ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                            NTS MORTGAGE INCOME FUND
                            ------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

The unaudited financial statements and schedules included herein should be read in conjunction with the Fund's 1999 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2000. In the opinion of the Fund's management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2000 and 1999.

1.   Organization
     ------------

     NTS Mortgage Income Fund (the "Fund"), a Delaware corporation, was formed on September 26, 1988. The Fund operated as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended, from its inception through December 31, 1996. The Fund began operating as a "C" corporation under the Code for tax purposes effective January 1, 1997. NTS Corporation is the sponsor of the Fund (the "Sponsor"). NTS Advisory Corporation is the advisor to the Fund (the "Advisor"), and NTS Residential Management Company is the manager of the Fund ("NTS Management"). The Advisor and NTS Management are affiliates of and are under common control with NTS Corporation.

     The Fund's  subsidiaries  are NTS/Lake  Forest II  Residential  Corporation
     ("NTS/LFII")  and  NTS/Virginia   Development  Company  ("NTS/VA".   These
     subsidiaries were acquired effective October 1, 1997. The acquisitions were accounted for under the purchase method of accounting. Prior to making the acquisitions, the Fund had been the primary creditor of these entities.

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

2.   Basis of Accounting
     -------------------

     The Fund's records are maintained on the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (GAAP) in the United States.

3.   Principles of Consolidation and Basis of Presentation
     -----------------------------------------------------

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

4.   Use of Estimates in Preparation of Financial Statements
     -------------------------------------------------------

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

5.   Revenue Recognition
     -------------------

     The Fund and its subsidiaries recognize revenue and related costs from lot sales using the accrual method in accordance with GAAP, which is when payment has been received and title, possession and other attributes of ownership have been transferred to the buyer, and the Fund and its subsidiaries are not obligated to perform significant activities after the sale. The Fund and its subsidiaries generally require a minimum down payment of at least 10% of the sales price of the lot.

6.   Inventory
     ---------

     Inventory is stated at the lower of cost or net realizable value. Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period, less amounts charged to cost of sales. Inventory costs are allocated to individual lots sold using their relative sales values. The use of the relative sales value method to record cost of sales requires the use of estimates of sales values, development costs and absorption periods over the life of the project. Given the long-term nature of the projects and inherent economic volatility of residential real estate, the use of estimates to determine sales values, development costs and absorption periods, it is reasonably possible that such estimates could change in the near term. Any changes in estimates are accounted for prospectively over the life of the project.

     Inventory consists of the following as of March 31, 2000:


                                        NTS/LFII        NTS/VA      Consolidated
                                        --------        ------      ------------

     Land held for future
      development, under
      development and completed
       lots                          $  3,196,000    $ 24,118,000   $ 27,314,000
     Country club (net of
      membership initiation fees)      10,914,000       9,841,000     20,755,000
     Amenities                          2,289,000       5,788,000      8,077,000
                                     ------------    ------------   ------------

                                     $ 16,399,000    $ 39,747,000   $ 56,146,000
                                     ============    ============   ============

     ---------------------

     Inventory consists of the following as of December 31, 1999:


                                        NTS/LFII        NTS/VA      Consolidated
                                        --------        ------      ------------

     Land held for future
      development, under
      development and completed
      lots                           $  3,772,000    $ 23,517,000   $ 27,289,000
     Country club (net of
      membership initiation fees)      10,847,000       9,431,000     20,278,000
     Amenities                          2,296,000       5,576,000      7,872,000
                                     ------------    ------------   ------------
                                     $ 16,915,000    $ 38,524,000   $ 55,439,000
                                     ============    ============   ============

     NTS/LFII and NTS/VA capitalized in inventory approximately $720,000 of interest and real estate taxes for the three months ended March 31, 2000. Interest and real estate taxes incurred were approximately $785,000.

     NTS/LFII and NTS/VA capitalized in inventory approximately $625,000 of interest and real estate taxes for the three months ended March 31, 1999. Interest and real estate taxes incurred were approximately $756,000.

     Inventory for 2000, as reflected above, includes approximately $29,771,000 net of $9,016,000 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

     Inventory for 1999, as reflected above includes approximately $29,444,000, net of $9,166,000 of country club membership initiation fees of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

     Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from membership sales for a period not to exceed 12 years from the date of the agreement (ending 2003). The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $1,870,000, which is expected to be offset by member initiation fees. During the three months ended March 31, 2000 approximately $192,000 of the Fawn Lake Country Club deficit and $73,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory.

7.   Investment in Unconsolidated Affiliate
     --------------------------------------

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

     The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the Joint Venture agreement. As of March 31, 2000, the Fund's percentage interest was 50%, and the Fund's investment balance in the Joint Venture was approximately $4,053,000 and $4,151,000 as of March 31, 2000 and December 31, 1999,
     respectively. The Fund's share of the Joint Venture's net loss for the three months ended March 31, 2000 and 1999 was approximately $99,000 and $79,000, respectively.

     Presented below are condensed balance sheets for the Joint Venture as of March 31, 2000 and December 31, 1999, and statements of operations for the three months ended March 31, 2000 and 1999:


                                             March 31,              December 31,
                                               2000                     1999
                                               ----                     ----

    Balance Sheets
    --------------
    Notes receivable                      $    226,000              $    296,000
    Inventory                               14,986,000                14,755,000
    Other, net                                 305,000                   266,000
                                          ------------              ------------
    Total assets                          $ 15,517,000              $ 15,317,000
                                          ============              ============

    Mortgages and notes payable              5,407,000                 5,299,000
    Other liabilities                        2,004,000                 1,715,000
    Equity                                   8,106,000                 8,303,000
                                          ------------              ------------
    Total liabilities and equity          $ 15,517,000              $ 15,317,000
                                          ============              ============



                                                   Three Months Ended
                                                         March 31,
                                                         ---------
                                                2000                     1999
                                                ----                     ----

    Statements of Operations
    ------------------------
    Lot sales, net of discounts           $    810,000              $   917,000
    Cost of sales                             (632,000)                (715,000)
    Other expenses, net                       (375,000)                (360,000)
                                           ------------              -----------
    Net loss                              $   (197,000)             $  (158,000)
                                           ============              ===========

8.   Mortgages and Notes Payable
     ---------------------------

     Mortgages and notes payable consist of the following:


                                              March 31,             December 31,
                                                2000                    1999
                                                ----                    ----

     Mortgage loan payable to a bank in
     the amount of $10,700,000, bearing
     interest at the Prime Rate + 1.5%,
     due December 1, 2002, secured by
     inventory of NTS/VA, generally
     principal payments consist of
     approximately 91% of the Gross
     Receipts of lot sales, personally
     guaranteed by Mr. J. D. Nichols,
     Chairman of the Board of the Fund's
     Sponsor, up to $3,000,000 and a $2
     million letter of credit from a
     third party lender with the
     beneficiary being the bank.              $ 10,503,169           $ 9,777,485

     Note payable to a bank in the amount
     of $9,500,000, bearing interest at
     the Prime Rate + 1%, payable
     monthly, due December 31, 2002,
     secured by inventory of NTS/LFII,
     generally principal payments consist
     of approximately 90% of the Gross
     Receipts of lot sales, guaranteed by
     Mr. J. D. Nichols up to 50% of the
     credit facility. The Note contains
     certain covenants, which among other
     things prohibits the net worth of
     NTS/LFII from decreasing by 20% or
     more throughout the term of the
     agreement.                                  6,399,457             6,817,188

     Bank note payable to a bank in the
     amount of $9,000,000, bearing
     interest at 8.25%, payable monthly,
     due November 1, 2004, secured by a
     Certificate of Deposit owned by NTS
     Financial Partnership, an affiliate
     of the Fund.                                6,696,959             6,696,959

     Mortgage loan payable to a bank in
     the amount of $4,000,000, bearing
     interest at the Prime Rate + .5%,
     payable monthly, due July 31, 2002,
     secured by the Lake Forest Country
     Club and golf course, principal
     reductions of $300,000 every three
     months, guaranteed by NTS
     Corporation, the Fund's Sponsor.            2,800,000             2,870,000




                            (Continued on next page)

     ---------------------------------------



                                                March 31,           December 31,
                                                  2000                 1999
                                                  ----                 ----

     Warehouse Line of Credit Agreements
     with three banks bearing interest at
     the Prime Rate + 1%, the Prime Rate
     + .75% and the Prime Rate + .5%, due
     December 15, 2000, $112,428,
     September 18, 2000, $564,609, and
     February 28, 2000, $0, secured by
     notes receivable, principal payments
     consist of payments received from
     notes receivable securing the
     obligation.                              $    677,037          $    936,645

     Bank note payable in the amount of
     $1,174,800, bearing interest at a
     rate of prime + .5%, secured by note
     receivable, due in monthly
     installments of $5,000 commencing
     February 1, 1999 with any
     outstanding principal and accrued
     interest due and payable in full on
     December 29, 2000.                          1,058,616             1,119,800

     Other                                         147,571               124,734
                                              ------------          ------------
                                              $ 28,282,809          $ 28,342,811
                                              ============          ============

     The Prime Rate was 9% and 8.5% at March 31, 2000 and December 31, 1999, respectively.

     The $112,428 Warehouse Line of Credit agreement is guaranteed by NTS Corporation.

     Principal balance requirements regarding the $10.7 and $9.5 million credit facilities are as follows:

     $10.7 Million Facility

                  December 31, 1999      $10,700,000
                  December 31, 2000      $ 7,800,000
                  December 31, 2001      $ 5,900,000
                  December 31, 2002      $ 4,500,000

     $9.5 Million Facility
                  December 31, 1999      $ 7,500,000
                  December 31, 2000      $ 4,500,000
                  December 31, 2001      $ 2,000,000

     The NTS/VA lender has agreed to allow NTS/VA to maintain a maximum outstanding development loan balance of $10.7 million through June 30, 2000 without considering the obligation in default due to non-compliance with the maximum funding levels called for in the original loan agreement. Management's projections indicate that the present development plans will require a funding level which will result in an outstanding debt balance as of December 31, 2000 of approximately $12.2 million. Management's projection for NTS/VA indicates the development will reach the maximum funding level allowed by the current development loan of $10.7 million during 2000 and in

     ---------------------------------------

     fact require additional funding to achieve its 2000 development plan, which includes projected sales of $7.05 million. In the event short term capital needs dictate the need for cash to reduce the outstanding obligation relative to the NTS/VA development loan, the loan is secured by a approximately $2 million letter of credit issued by a third party lender with the NTS/VA lender stated as the beneficiary, and a $3 million personal guarantee by Mr. J.D. Nichols, both of which could provide the necessary capital to help ensure compliance with the maximum funding levels set forth in the original development loan.

     Based upon present facts and circumstances, including ongoing discussions with the NTS/VA lender management's present plans will consider the following: 1) defer the payment of amounts owed to Affiliates as of March 31, 2000 and those amounts accruing during 2000 other than as permitted by cash flows (See Notes to Financial Statements "9. Related Party Transactions"), 2) continuing discussions with the NTS/VA lender to combine both the NTS/VA and NTS/LFII debt at the current NTS/VA lender securing overall favorable terms, rates and fees and 3) obtaining additional funding from the NTS/LFII lender thereby allowing NTS/VA to utilize such funds for development purposes. Although management believes that it will be successful in such negotiations, there can be no assurances that these third party lenders will approve of management's plans and intentions for NTS/VA. However, if management is unsuccessful in the effort, considerations will be given to slowing individual budgeted development projects at NTS/VA budgeted for year 2000.

9.   Related Party Transactions
     --------------------------

     As of March 31, 2000, the Sponsor or an Affiliate owned 107,053 shares of the Fund. The Fund has entered into, or had been subject to in prior periods, the following agreements with various Affiliates of the Sponsor regarding the ongoing operation of the Fund.
     Property Management Agreements

     The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Residential Management Company (NTS Management) under the terms of (i) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and
     (ii) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS
     Management for the Fawn Lake project (collectively, the Management Agreements). NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of the Fund's Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of NTS/LFII and NTS/VA, will be entitled to an Overhead Recovery, and will accrue an incentive payment payable all as provided therein.

     These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time on and off site of the residential projects, and with respect to the residential projects but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site or those with multiple residential project responsibilities, costs are pro-rated by NTS Management

     --------------------------------------

     ------------------------------------------

     and allocated to the appropriate residential project. As permitted by the Property Management Agreements, the Fund was charged the following amounts for the three and three months ended March 31, 2000 and 1999. These amounts are reflected in Selling, General and Administrative - Affiliated on the accompanying Statements of Operations:


                                                    Three Months Ended
                                                          March 31,
                                                          ---------

                                                2000                    1999
                                                ----                    ----
     Personnel related costs:
     ------------------------
     Finance and accounting                 $  72,000                $  38,000
     Data processing                           21,000                    2,000
     Human resources                           10,000                   11,000
     Executive and administrative
      services                                 35,000                   75,000
     Construction management                    3,000                    4,000
     Sales and marketing                      301,000                  229,000
     Legal                                      7,000                   16,000
                                            ---------                ---------
     Total personnel related costs            449,000                  375,000
                                            ---------                ---------
     Marketing                                 40,000                   23,000

     Rent                                      15,000                   13,000

     Other general and administrative          23,000                   25,000
                                            ---------                ---------
     Total expense reimbursements           $ 527,000                $ 436,000
                                            =========                =========


     Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead Recovery for the three months ended March 31, 2000 and 1999 was approximately $103,000 and $149,000, respectively. These amounts are classified with Selling, General and Administrative - Affiliated in the accompanying Consolidated Statements of Operations.

     The Management Agreements also provide the opportunity for NTS Management to receive an Incentive Payment, as defined in the Management Agreements, equal to 10% of the Net Cash Flows of the projects if certain financial obligations are met. The Incentive Payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Orlando Lake Forest Joint Venture would have been sufficient to enable the Fund to return to the shareholders of the Fund an amount which, after adding thereto all other payments previously distributed to such shareholders of the Fund, is at least equal to the shareholders' Original Capital Contribution. As of March 31, 2000, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of March 31, 2000, no amount had been accrued as an Incentive Payment in the Fund's consolidated financial statements.

     --------------------------------------

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

     As presented in the accompanying consolidated balance sheet as of March 31, 2000 and December 31, 1999, accounts payable - affiliates of $1,706,070 and $1,194,395 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by the Fund as of March 31, 2000 and those amounts that will accrue during fiscal 2000 through the period ending January 1, 2001, other than as permitted by cash flows of the Fund. There can be no assurances that this level of support will continue past January 1, 2001.

10.  Income Taxes
     ------------

     The Fund adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), effective January 1, 1997. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the Fund's book and tax bases of assets and liabilities and tax carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal tax carry forwards and temporary differences giving rise to the Fund's deferred taxes consist of tax net operating loss carry forwards, valuation allowances and differences in inventory basis for book and tax.

     A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on a history of operating losses by its subsidiaries and its expectations for the future, that it is more likely than not that the net deferred tax assets at March 31, 2000 and December 31, 1999, will not be realized.

     As of December 31, 1999, the Fund had a federal net operating loss carry forward of approximately $3,853,000 expiring during 2012, 2013, and 2014.

11.  Financial Instruments
     ---------------------

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

12.  Commitments and Contingencies
     -----------------------------

     The Fund, as an owner of real estate, is subject to various environmental laws of federal and local governments. Compliance by the Fund with existing laws has not had a material adverse effect on the Fund's financial condition and results of operations. However, the Fund cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

     -----------------------------------------

     The Fund does not believe there is any litigation threatened against the Fund other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Fund.

     NTS/LFII  and  NTS/VA  have  various  letters  of  credit   outstanding  to
     governmental agencies and utility companies totaling approximately $2,633,000 as of March 31, 2000 and December 31, 1999. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

     It is estimated that development of the remaining homeowner's association amenities at NTS/LFII will be substantially complete by May 2003. Based on engineering studies and projections, NTS/LFII will incur additional costs, excluding interest, of approximately $300,000 during 2003 to complete the homeowner's association amenities. No costs are estimated to be incurred during the years 2000, 2001 and 2002.

     It is estimated that the country club and homeowners' association amenities at NTS/VA will be substantially completed by December 2008. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $9,622,000 to complete the country club and homeowners' association amenities for the project. These costs are estimated to be incurred as follows: $2,202,000 for 2000, $630,000 for 2001, $750,000 for 2002, $2,190,000 for 2003, $2,640,000 for 2004, $290,000
     for 2005, $660,000 for 2006, $140,000 for 2007, and $120,000 for 2008.

13.  Guaranties to the Fund
     ----------------------

     NTS Guaranty Corporation (the "Guarantor"), an Affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions, as defined in the Fund's Prospectus. As of March 31, 2000, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

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

Cautionary Statements
---------------------

Some of the statements included in this Item 2 may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Fund anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Fund expected also may not occur or occur in a different manner, which may be more or less favorable to the Fund. The Fund does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

---------------------------------

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

Consolidated Cash Flows and Financial Condition
-----------------------------------------------


                                         2000                    1999
                                         ----                    ----


   Operating activities              $   136,981             $  (742,028)
   Investing activities                 (111,079)                (37,174)
   Financing activities                  (82,782)              1,053,140
                                      -----------             -----------
   Net (decrease) increase in
    cash and equivalents             $   (56,880)            $   273,938
                                      ===========             ===========

Operating Activity
------------------

Cash provided by operating activities was approximately $137,000 for the three months ended March 31, 2000. The primary components of the cash provided by operating activities were a net loss of approximately $608,000, an increase to accounts payable to affiliates of approximately $512,000, an increase in accounts payable of approximately $371,000, and a decrease in notes receivable of approximately $272,000, offset by additions to inventory of approximately $707,000.

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

Investing Activity
------------------

During the three months ended March 31, 2000 and 1999, approximately $111,000 and $37,000 was used to purchase property and equipment.

-----------------------------------------------------------

Financing Activity
------------------

Cash used for financing activities was approximately $83,000 for the three months ended March 31, 2000. The primary components of the cash used in financing activities were net payments on mortgages and notes payable relating to the development loans for NTS/LFII and NTS/VA of approximately $60,000, and payments for other assets of approximately $23,000.

Cash provided by financing activities was approximately $1,053,000 for the three months ended March 31, 1999. The primary components of the cash provided by financing activities were net borrowings on mortgages and notes payable relating to the development loans for NTS/LFII and NTS/VA of approximately $721,000, which were used primarily to fund activities of NTS/VA, and proceeds on notes payable to affiliates of approximately $362,000 which were used primarily to fund activities of NTS/VA.

The NTS/VA lender has agreed to allow NTS/VA to maintain a maximum outstanding development loan balance of $10.7 million through June 30, 2000 without considering the obligation in default due to non-compliance with the maximum funding levels called for in the original loan agreement. Management's projections indicate that the present development plans will require a funding level which will result in an outstanding debt balance as of December 31, 2000 of approximately $12.2 million. Management's projection for NTS/VA indicates the development will reach the maximum funding level allowed by the current development loan of $10.7 million during 2000 and in fact require additional funding to achieve its 2000 development plan, which includes projected sales of $7.05 million. In the event short term capital needs dictate the need for cash to reduce the outstanding obligation relative to the NTS/VA development loan, the loan is secured by a approximately $2 million letter of credit issued by a third party lender with the NTS/VA lender stated as the beneficiary, and a $3 million personal guarantee by Mr. J.D. Nichols, both of which could provide the necessary capital to help ensure compliance with the maximum funding levels set forth in the original development loan.

Based upon present facts and circumstances, including ongoing discussions with the NTS/VA lender management's present plans will consider the following: 1) defer the payment of amounts owed to Affiliates as of March 31, 2000 and those amounts accruing during 2000 other than as permitted by cash flows (See Notes to Financial Statements "9. Related Party Transactions"), 2) continuing discussions with the NTS/VA lender to combine both the NTS/VA and NTS/LFII debt at the current NTS/VA lender securing overall favorable terms, rates and fees and 3) obtaining additional funding from the NTS/LFII lender thereby allowing NTS/VA to utilize such funds for development purposes. Although management believes that it will be successful in such negotiations, there can be no assurances that these third party lenders will approve of management's plans and intentions for NTS/VA. However, if management is unsuccessful in the effort, considerations will be given to slowing individual budgeted development projects at NTS/VA budgeted for year 2000.

Results of Operations
---------------------

Revenues
--------

On an overall basis, the Fund experienced a loss of approximately $(608,000) and $(412,000), or $(0.19) and $(0.13), respectively.

Revenue for the three months ended March 31, 2000, includes approximately $2,499,000 in lot sales consisting of approximately $1,915,000 and $584,000 from NTS/LFII and NTS/VA, respectively. During this period 24 lots were sold for an average selling price of approximately $104,000.

---------------------------------

--------------------

Revenue for the three months ended March 31, 1999, includes approximately $2,445,000 in lot sales consisting of approximately $1,730,000 and $715,000 from NTS/LFII and NTS/VA, respectively, for an average selling price of approximately $98,000. During this period 25 lots were sold for an average selling price of approximately $98,000.

Cost of sales for the three months ended March 31, 2000 and 1999 were approximately $2,043,000 and $1,660,000, respectively. The gross profit margins for the three months ended March 31, 2000 and 1999, were approximately 18% and 32%, respectively. The decrease in gross profit margin is a function of a change in the estimates of sales values, development costs and absorption periods over the life of the project. The estimates have changed given the long-term nature of the projects, the use of estimates to determine sales values, development costs and absorption periods, and inherent economic volatility of residential real estate.

Interest income on cash equivalents and miscellaneous income includes interest income earned from short-term investments made by the Fund with cash reserves for the three months ended March 31, 2000 and 1999.

Expenses
--------

The ongoing operation and management of NTS/LFII and NTS/VA will be conducted by NTS Residential Management (NTS Management) under the terms of (i) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a Property Management Agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the Management Agreements). NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS
Development Company is a wholly-owned subsidiary of the Fund's Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, will be entitled to an Overhead Recovery, and will accrue an incentive payment payable all as provided therein.

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

Reimbursements for Expense Recovery of approximately $527,000 and $436,000 were made to NTS Management or an Affiliate during the three months ended March 31, 2000 and 1999, respectively, for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund.

---------------------------------

--------------------

Reimbursements for Expense Recovery increased approximately $91,000 for the three months ended March 31, 2000, compared to the same period in 1999. The increase is primarily a result of an increase in sales and marketing efforts at NTS/VA, partially offset by a decrease in the executive and administrative costs at NTS/LFII and NTS/VA.

Additionally, NTS Management is entitled to an Overhead Recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. For the three months ended March 31, 2000 and 1999, Overhead Recovery incurred was approximately $103,000 and $149,000, respectively.

Selling, general and administrative expenses include directors' fees, legal, outside accounting, other investor related cost, repairs and maintenance cost. Selling, general and administrative expenses also include those costs incurred directly by NTS/VA for marketing related activities.

For the three months ended March 31, 2000 and 1999, the amounts incurred for selling, general and administrative expenses were approximately $353,000 and $464,000, respectively.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings and its subsidiaries borrowings as well as in the capitalization percentage. For the three months ended March 31, 2000 and 1999, approximately $681,000 and $586,000, was capitalized in inventory and approximately $53,000 and $116,000, respectively, was expensed.

Depreciation expense relates to equipment used for development activity which is being depreciated over five to seven years. Amortization expense relates primarily to loan costs which are being amortized over the life of the related loan.

No benefit for income taxes was provided during the three months ended March 31, 2000 and 1999, as the Fund has recorded a valuation allowance equal to the amount of the recorded benefit. The Fund has determined that it is more likely than not that the net deferred tax asset will not be realized.

Provisions for Write-down to Net Realizable Value
-------------------------------------------------

The Fund periodically reviews the value of land and inventories and determines whether any write-downs need to be recorded to reflect declines in value. The Fund did not record any write-downs during the three months ended March 31, 2000 and 1999. The estimated net realizable value of real estate inventories represents management's estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Fund's real estate inventories is dependent upon future events and conditions that may cause actual results to differ from amounts presently estimated.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. The Fund's debt instruments bear interest at both variable and fixed rates as further discussed in Note 6 of the Fund's financial statements. At March 31, 2000, a hypothetical 100 basis point increase in interest rates would result in an approximately $70,000 increase in interest expense. During the three months ended March 31, 2000, the majority of interest expense incurred was capitalized in inventory.

PART II.      OTHER INFORMATION
              -----------------

Item 1.       Legal Proceedings
              -----------------

              None.

Item 2.       Changes in Securities
              ---------------------

              None.

Item 3.       Defaults upon Senior Securities
              -------------------------------

              None.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              None.

Item 5.       Other Information
              -----------------

              None.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)     Exhibits:

                      Exhibit Number Description
                      --------------------------

                      27 Financial Data Schedule

                      99 Additional Exhibits - Pages from the Fund's Prospectus, which have been specifically incorporated by, reference and copies of which are attached hereto which includes pages 75 to 81.

              (b)     Reports on Form 8-K

                      None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements the Securities Exchange Act of 1934, NTS Mortgage Income Fund has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 NTS Mortgage Income Fund
                                             -----------------------------------
                                                       (Registrant)



                                             /s/ Brian F. Lavin
                                             -----------------------------------
                                             Brian F. Lavin
                                             President and Director of the
                                             Mortgage Income Fund



Date: May 12, 2000