Form 10-Q
period 2000-06-30
NTS MORTGAGE INCOME FUND
filed 2000-08-15
CIK 841942

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FROM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2000
                              --------------------------------------------------

                                                        OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period for                        to
                              ----------------------   -------------------------

Commission File Number                           0-18550
                       ---------------------------------------------------------

                            NTS MORTGAGE INCOME FUND
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           61-1146077
---------------------------------------------       ----------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer
or organization)                                    Identification No.)

         10172 Linn Station Road
          Louisville, Kentucky                                 40223
---------------------------------------------       ----------------------------
(Address of principal executive offices)                     (Zip Code)

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

                                                        [X] Yes           [ ] No

As of May 9, 2000 there were approximately 3,187,000 shares of common stock outstanding.

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                          Pages
                                                                          -----

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 2000
                           and December 31, 1999                          3

                  Consolidated Statements of Operations for the three
                           and six months ended June 30, 2000 and 1999    4

                  Consolidated Statements of Cash Flows for the six months
                           ended June 30, 2000 and 1999                   5

                  Notes to Consolidated Financial Statements              6-17

Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                      18-25

Item 3.           Quantitative and Qualitative Disclosures
                           About Market Risk                              26


                                     PART II
                                     -------


Item 1.           Legal Proceedings                                       27

Item 2.           Changes in Securities                                   27

Item 3.           Defaults Upon Senior Securities                         27

Item 4.           Submission of Matters to a Vote of Security Holders     27

Item 5.           Other Information                                       27

Item 6.           Exhibits and Reports on Form 8-K                        27

Signatures                                                                28

PART I.           FINANCIAL INFORMATION
                  ---------------------
Item 1.           Financial Statements
                  --------------------


                            NTS MORTGAGE INCOME FUND
                            ------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------



                                                                             As of                       As of
                                                                         June 30, 2000            December 31, 1999 *
                                                                   -------------------------    ------------------------
                                                                          (Unaudited)
ASSETS
------
Cash and equivalents                                               $                 900,578     $               619,022
Membership initiation fees and other accounts receivable,
  net of allowance of $80,000 and $75,000, respectively                            1,614,806                   1,406,376
Notes receivable                                                                   1,684,719                   2,139,857
Inventory                                                                         56,411,422                  55,438,644
Property and equipment, net of accumulated depreciation of
  $594,281 and $478,962                                                              603,978                     505,219
Investment in unconsolidated affiliate                                             3,979,199                   4,151,307
Other assets                                                                         899,037                     833,578
                                                                    ------------------------       ---------------------

     TOTAL ASSETS                                                  $              66,093,739      $           65,094,003
                                                                    ========================       =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued expenses                              $               3,695,891      $            1,857,760
Accounts payable - affiliates                                                      2,719,643                   1,194,395
Mortgages and notes payable                                                       26,939,135                  28,342,811
Lot deposits                                                                         329,917                     161,500
Deferred revenues                                                                     29,949                      62,628
                                                                    ------------------------       ---------------------

     TOTAL LIABILITIES                                                            33,714,535                  31,619,094
                                                                    ------------------------       ---------------------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY
--------------------
Common stock, $0.001 par value, 6,000,000 shares
  authorized; 3,187,333 shares issued and outstanding              $                   3,187      $                3,187
Additional paid-in-capital                                                        54,163,397                  54,163,397
Accumulated deficit                                                              (21,787,380)                (20,691,675)
                                                                    ------------------------       ---------------------

 TOTAL STOCKHOLDERS' EQUITY                                                       32,379,204                  33,474,909
                                                                    ------------------------       ---------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $              66,093,739      $           65,094,003
                                                                    ========================       =====================


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


                            NTS MORTGAGE INCOME FUND
                            ------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                   (UNAUDITED)
                                   ----------



                                                       Three Months Ended                         Six Months Ended
                                                            June 30,                                  June 30,
                                             ---------------------------------------    -------------------------------------
                                                   2000                  1999                 2000                1999
                                             -----------------    ------------------    -----------------   -----------------
REVENUES
--------
Lot sales, net of discounts                      $   3,710,222          $  2,277,933         $  6,209,671        $  4,722,718
Cost of sales                                        2,753,605             1,648,770            4,796,824           3,308,653
                                                  ------------          ------------          -----------        ------------

Gross profit                                           956,617               629,163            1,412,847           1,414,065
                                                  ------------          ------------          -----------        ------------

Interest and miscellaneous income                      113,584               100,944              208,647             174,615
                                                  ------------          ------------          -----------        ------------

     TOTAL REVENUES                                  1,070,201               730,107            1,621,494           1,588,680
                                                  ------------          ------------          -----------        ------------

EXPENSES
--------
Selling, general and administrative -
  affiliated                                           667,409               446,891            1,297,217           1,031,053
Selling, general and administrative                    683,869               583,265            1,036,778           1,047,583
Interest expense                                        40,483                46,789               93,116             162,741
Other taxes and licenses                                47,733                 7,325               59,749              12,375
Depreciation and amortization                           19,652                41,447               33,231              63,180
Loss from investment in unconsolidated
  affiliate                                             98,575               108,023              197,108             186,979
                                                  ------------          ------------          -----------        ------------

     TOTAL EXPENSES                                  1,557,721             1,233,740            2,717,199           2,503,911
                                                  ------------          ------------          -----------        ------------

Net loss before federal income tax                    (487,520)             (503,633)          (1,095,705)           (915,231)
Federal income tax expense                                  --                    --                   --                  --
                                                  ------------          ------------          -----------        ------------

     Net loss                                    $    (487,520)        $    (503,633)        $ (1,095,705)      $    (915,231)
                                                  ------------          ------------          -----------        ------------

     Net loss per share of common stock          $       (0.15)        $       (0.16)        $      (0.34)      $       (0.29)
                                                  ============          ============          ===========        ============

     Weighted average number of shares               3,187,333             3,187,333            3,187,333           3,187,333
                                                  ============          ============          ===========         ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.



                            NTS MORTGAGE INCOME FUND
                            ------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------



                                                                                            Six Months Ended
                                                                                                June 30,

                                                                                 ---------------------------------------
                                                                                        2000                 1999
                                                                                 ------------------    -----------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES
------------------------------------------------------
Net loss                                                                              $  (1,095,705)      $     (915,231)
Adjustments to reconcile net loss to net cash provided by (used for)
  operating activities:
    Depreciation and amortization expense                                                   177,788              150,120
    Loss from investment in unconsolidated affiliate                                        197,108              186,979
    Changes in assets and liabilities:
      Membership initiation fees and other accounts receivable                             (208,430)             118,804
      Notes receivable                                                                      455,138              708,182
      Inventory                                                                            (972,778)          (2,077,723)
      Accounts payable and accrued expenses                                               1,838,131               16,821
      Accounts payable - affiliates                                                       1,525,248                   --
      Lot deposits                                                                          168,417               37,902
      Deferred revenues                                                                     (32,679)             (82,237)
      Other assets                                                                         (105,149)             162,059
                                                                                      -------------        -------------

     Net cash provided by (used for) operating activities                                 1,947,089           (1,694,324)
                                                                                      -------------        -------------

CASH FLOW USED FOR INVESTING ACTIVITIES
---------------------------------------
Purchase of property and equipment                                                         (214,078)            (153,299)
Capital contribution to unconsolidated affiliate                                            (25,000)             (25,000)
                                                                                      -------------        -------------

     Net cash used for investing activities                                                (239,078)            (178,299)
                                                                                      -------------        -------------

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES
------------------------------------------------------
Advances to/from affiliates                                                                      --               (3,957)
Proceeds from mortgage and notes payable                                                  4,769,916            6,612,976
Proceeds from notes payable - affiliated                                                         --              387,141
Payments on mortgages and notes payable                                                  (6,173,592)          (5,390,085)
Other assets                                                                                (22,779)              (7,479)
                                                                                      -------------        -------------

     Net cash (used for) provided by financing activities                                (1,426,455)           1,598,596
                                                                                      -------------        -------------

     Net increase (decrease) in cash and equivalents                                        281,556             (274,027)
                                                                                      -------------        -------------

CASH AND EQUIVALENTS, beginning of period                                                   619,022            1,061,609
                                                                                      -------------        -------------

CASH AND EQUIVALENTS, end of period                                                  $      900,578       $      787,582
                                                                                      =============        =============

Cash paid for interest                                                               $       91,921       $      186,728
                                                                                      =============        =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                            NTS MORTGAGE INCOME FUND
                            ------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

The unaudited financial statements and schedules included herein should be read in conjunction with the Fund's 1999 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2000. In the opinion of the Fund's management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three and six months ended June 30, 2000 and 1999.

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

     The Fund's subsidiaries are NTS/Lake Forest II Residential Corporation ("NTS/LFII") and NTS/Virginia Development Company ("NTS/VA"). These subsidiaries were acquired effective October 1, 1997. The acquisitions were accounted for under the purchase method of accounting. Prior to making the acquisitions, the Fund had been the primary creditor of these entities.

     NTS/LFII is the owner and developer of the Lake Forest North, single-family residential community located in Louisville, Kentucky, and will continue to own and develop the Lake Forest North project to completion and orderly sale as wholly-owned subsidiary of the Fund. NTS Residential Realty, Inc., a Kentucky corporation and an Affiliate of the Sponsor of the Fund, was formed on April 6, 1999, to act as a broker and agent for NTS/LFII for the sale of lots within the Lake Forest North project, and as a broker and agent for the sale of new homes within the Lake Forest North project.

     NTS/VA is the owner and developer of the Fawn Lake, single-family residential community located near Fredericksburg, Virginia, and will continue to own and develop the Fawn Lake project to completion and orderly sale as wholly-owned subsidiary of the Fund. Fawn Lake Realty, Inc., a division of NTS/Residential Properties, Inc.-Virginia, a Virginia corporation and an Affiliate of the Sponsor of the Fund, will continue to act as a broker and agent for NTS/VA for the sale of lots within the Fawn Lake project, and as a broker and agent for approved builders in the Fawn Lake project for the sale of new homes.

     ------------------------

     The Fund purchased a 50% interest in the Orlando Lake Forest Joint Venture (the "Joint Venture") effective August 16, 1997. Prior to becoming a Joint Venture partner, the Fund had been the Joint Venture's primary creditor. The Joint Venture owns the Orlando Lake Forest Project, a single-family residential community located in Seminole County, Florida (near Orlando). The Joint Venture will continue to own and develop the Orlando Lake Forest project. Lake Forest Realty, Inc., an Affiliate of and under common control with the Fund's Sponsor, will continue to act as a broker and agent for the Joint Venture for the sale of lots within the Orlando Lake Forest project.

2.   Basis of Accounting
     -------------------

     The Fund's records are maintained on the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States.

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

6.   Inventory
     ---------

     Inventory is stated at the lower of cost or net realizable value. Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period, less amounts charged to cost of sales. Inventory

     ---------------------

     costs are allocated to individual lots sold using their relative sales values. The use of the relative sales value method to record cost of sales requires the use of estimates of sales values, development costs and absorption periods over the life of the project. Given the long-term nature of the projects and inherent economic volatility of residential real estate and the use of estimates to determine sales values, development costs and absorption periods, it is reasonably possible that any one component used in estimating could change in the near term. Any changes in estimates are accounted for prospectively over the life of the project.

     Inventory consists of approximately the following as of June 30, 2000:

                                                         NTS/LFII                   NTS/VA                 Consolidated
                                                  ---------------------      --------------------      --------------------
        Land held for future
          development, under
          development, and  completed lots               $ 2,141,000               $25,079,000               $27,220,000

        Country club (net of membership
          initiation fees)                                10,775,000                10,171,000                20,946,000

        Amenities                                          2,294,000                 5,951,000                 8,245,000
                                                         -----------               -----------               -----------

                                                         $15,210,000               $41,201,000               $56,411,000
                                                         ===========               ===========               ===========

     Inventory consists of the following as of December 31, 1999:

                                                         NTS/LFII                   NTS/VA                 Consolidated
                                                  ---------------------      --------------------      --------------------
        Land held for future development,
          under development and
          completed lots                                $ 3,772,000               $23,517,000               $27,289,000

        Country club (net of membership
          initiation fees)                               10,847,000                 9,431,000                20,278,000

        Amenities                                         2,296,000                 5,576,000                 7,872,000
                                                        -----------               -----------               -----------

                                                        $16,915,000               $38,524,000               $55,439,000
                                                        ===========               ===========               ===========

     NTS/LFII and NTS/VA capitalized in inventory approximately $1,463,000 of interest and real estate taxes for the six months ended June 30, 2000. Interest and real estate taxes incurred were approximately $1,583,000.

     NTS/LFII and NTS/VA capitalized in inventory approximately $1,268,000 of interest and real estate taxes for the six months ended June 30, 1999. Interest and real estate taxes incurred were approximately $1,468,000.

     Inventory for 2000, as reflected above, includes approximately $30,358,000, net of $9,412,000 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

     ---------------------

     Inventory for 1999, as reflected above, includes approximately $29,444,000 net of $9,166,000, of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

     Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from membership sales for a period not to exceed 12 years from the date of the agreement (ending 2003). The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $1,870,000, which is expected to be offset by member initiation fees. During the six months ended June 30, 2000, approximately $459,000 of the Fawn Lake Country Club deficit and $164,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory. During the six months ended June 30, 1999, approximately $373,000 of the Fawn Lake Country Club deficit was capitalized as a cost of inventory. During the six months ended June 30, 1999, the Lake Forest Country Club had a profit of approximately $99,000, which reduced capitalized inventory.

7.   Investment in Unconsolidated Affiliate
     --------------------------------------

     Effective as of August 16, 1997, the Fund became a partner in the Joint Venture. The other partners in the Joint Venture are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are Affiliates of and are under common control with the Fund's Sponsor. The Joint Venture will continue to operate under its current legal name as the Orlando Lake Forest Joint Venture.

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

     The net income or net loss of the Joint Venture is allocated based on the respective Partner's percentage interest, as defined in the Joint Venture agreement. As of June 30, 2000, the Fund's percentage interest was 50%, and the Fund's investment balance in the Joint Venture was approximately $3,979,000 and $4,151,000 as of June 30, 2000 and December 31, 1999,
     respectively. The Fund's share of the Joint Venture's net loss for the three and six months ended June 30, 2000, was approximately $99,000 and $197,000, respectively. The Fund's share of the Joint Venture's net loss for the three and six months ended June 30, 1999, was approximately $108,000 and $187,000, respectively.

     --------------------------------------------------

     Presented below are condensed balance sheets for the Joint Venture as of June 30, 2000 and December 31, 1999, and statements of operations for the three and six months ended June 30, 2000 and 1999:


                                                                     June 30, 2000                    December 31, 1999
                                                             ------------------------------     ----------------------------
        Balance Sheets
        --------------
        Notes receivable                                     $                      194,000     $                   296,000
        Inventory                                                                14,751,000                      14,755,000
        Other, net                                                                  189,000                         266,000
                                                              -----------------------------      --------------------------

             Total assets                                    $                   15,134,000     $                15,317,000
                                                              =============================      ==========================

        Mortgages and notes payable                                               5,209,000                       5,299,000
        Other liabilities                                                         1,967,000                       1,715,000
        Equity                                                                    7,958,000                       8,303,000
                                                              -----------------------------      --------------------------

             Total liabilities and equity                    $                   15,134,000     $                15,317,000
                                                              =============================      ==========================



                                                  Three Months Ended June 30,                     Six Months Ended June 30,
                                          -------------------------------------------    -------------------------------------------
                                                 2000                    1999                    2000                   1999
                                          -------------------    --------------------    --------------------    -------------------
        Statements of Operations
        ------------------------
        Lot sales, net of discounts           $     1,067,000       $         871,000    $          1,877,000     $      1,788,000
        Cost of sales                                (822,000)               (617,000)             (1,454,000)          (1,331,000)
        Other expenses, net                          (442,000)               (470,000)               (817,000)            (831,000)
                                               --------------        ----------------     -------------------      ---------------

             Net loss                         $      (197,000)      $        (216,000)   $           (394,000)    $       (374,000)
                                               ==============        ================     ===================      ===============

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of'" specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the period ended June 30, 2000 and 1999 did not result in any impairment loss.

8.   Mortgages and Notes Payable
     ---------------------------


     Mortgages and notes payable consist of the following:

                                                                        June 30, 2000            December 31, 1999
                                                                   -----------------------    -----------------------
Mortgage loan payable to a bank in the amount of
$10,700,000, bearing interest at the Prime Rate + 1.5%, due
December 1, 2002, secured by inventory of NTS/VA,
generally principal  payments consist of approximately 91% of the Gross Receipts of lot sales, personally guaranteed by Mr.
J.D. Nichols, Chairman of the Board of the Fund's Sponsor,
up to $3,000,000 and a $2 million letter of credit from a third
party lender with the beneficiary being the bank.                  $            10,296,175    $             9,777,485


                                             (Continued on next page)






8.   Mortgages and Notes Payable - Continued
     ---------------------------------------

                                                                        June 30, 2000            December 31, 1999
                                                                   -----------------------    -----------------------
Note  payable to a bank in the amount of  $9,500,000,
bearing  interest  at the Prime Rate + 1%, payable monthly,
due December 31, 2002, secured by inventory of NTS/LFII,
generally principal payments consist of approximately 90% of the
Gross Receipts of lot sales,  guaranteed  by Mr. J.D. Nichols up to 50% of the credit facility.  The  Note  contains  certain covenants,  which  among  other  things prohibits  the net worth of NTS/LFII from  decreasing by 20% or more  throughout the
term of the agreement.                                               $           5,582,165     $            6,817,188

Note payable to a bank in the amount of $9,000,000,
bearing  interest at 8.25%, payable monthly, due November 1, 2004, secured by a Certificate of Deposit owned by NTS Financial
Partnership, an affiliate of the Fund.                                           6,696,959                  6,696,959

Mortgage loan payable to a bank in the amount of $4,000,000, bearing interest at the Prime Rate + .5%,  payable monthly,
due July 31, 2002,  secured by the Lake Forest Country Club
and golf course, principal reductions of $300,000 every six
months, guaranteed by NTS Corporation, the Fund's Sponsor.                       2,670,000                  2,870,000

Warehouse  Line of Credit  Agreements  with three banks bearing interest at the Prime Rate + 1%, the Prime  Rate + .75% and the
Prime Rate + .5%,  due  December 15, 2000,  $111,107,
September  18, 2000,  $525,498 and February 28, 2000,  $0,
secured by notes receivable, principal payments consist of
payment received from notes receivable securing the
obligation.                                                                        636,605                    936,645

Note  payable in the amount of  $1,174,800,  bearing
interest at a Prime Rate + .5%,  secured  by  note  receivable, due  in  monthly  installments  of  $5,000 commencing February 1,
1999 with any outstanding  principal and accrued interest due and
payable in full on December 29, 2000.                                              849,404                  1,119,800

Other                                                                              207,827                    124,734
                                                                     ---------------------       --------------------

                                                                    $           26,939,135      $          28,342,811
                                                                     =====================       ====================

     The Prime Rate was 9.5% and 8.5% at June 30, 2000 and December 31, 1999, respectively.

     The $111,107 Warehouse Line of Credit agreement is guaranteed by NTS Corporation.

     ---------------------------------------

     Principal balance requirements regarding the $10.7 and $9.5 million credit facilities are as follows:

     $10.7 Million Facility

                  December 31, 1999                  $ 10,700,000
                  December 31, 2000                  $  7,800,000
                  December 31, 2001                  $  5,900,000
                  December 31, 2002                  $  4,500,000

     $9.5 Million Facility

                  December 31, 1999                  $  7,500,000
                  December 31, 2000                  $  4,500,000
                  December 31, 2001                  $  2,000,000

     The  NTS/VA  lender  has  agreed  to allow  NTS/VA  to  maintain  a maximum outstanding development loan balance of $10.7 million through August 31, 2000, without considering the obligation in default due to non-compliance with the maximum funding levels called for in the original loan agreement. Management's projections indicate that the present development plans will require a funding level which will result in an outstanding debt balance as of December 31, 2000, of approximately $13.2 million. Management's projection for NTS/VA indicates the development will reach the maximum funding level allowed by the current development loan of $10.7 million during 2000 and will in fact require additional funding to achieve its 2000 development plan, which includes projected sales of $7.6 million. In the event short-term capital needs dictate the need for cash to reduce the outstanding obligation relative to the NTS/VA development loan, the loan is secured by an approximately $2 million letter of credit issued by a third party lender with the NTS/VA lender stated as the beneficiary, and a $3 million personal guarantee by Mr. J.D. Nichols, both of which could provide the necessary capital to help ensure compliance with the maximum funding levels set forth in the original development loan.

     On July 25, 2000, a commitment letter was issued by the NTS/VA lender, which states that they have agreed to lend NTS/VA and NTS/LFII a combined principal sum of $18,000,000. The loan will be secured by a $2 million letter of credit issued by a third party lender with the NTS/VA and NTS/LFII lender stated as the beneficiary, a guarantee by the Fund for the full $18,000,000, and a personal guarantee by J.D. Nichols for 50% of the outstanding loan balance. Additionally, the Joint Venture will enter into an agreement by which it will agree to apply 50% of the net sales proceeds from the lot sales in the Joint Venture's project once the present loan on this project is paid in full. The Fund expects this loan to close during the third or fourth quarter of 2000. The loan is a reducing revolver and the maximum amount outstanding at the end of each year shall be as follows:

                  December 31, 2000                  $18,000,000
                  December 31, 2001                  $16,500,000
                  December 31, 2002                  $11,000,000
                  December 31, 2003                  $ 7,000,000
                  December 31, 2004                  $ 4,000,000

9.   Related Party Transactions
     --------------------------

     As of June 30, 2000, the Sponsor and an Affiliate owned 107,053 shares of the Fund, collectively. The Fund has entered into, or had been subject to in prior periods, the following agreements with various Affiliates of the Sponsor regarding the ongoing operation of the Fund.

     Property Management Agreements
     ------------------------------

     The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Management under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the "Management Agreements"). NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of the Fund's Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six
     (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of NTS/LFII and NTS/VA, will be entitled to an overhead recovery, and will accrue an incentive payment payable, all as provided therein.

     These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain of its affiliates, as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time on and off site of the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities, some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential projects responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Property Management Agreements, the Fund was charged the following amounts for the three and six months ended

     --------------------------------------

     Property Management Agreements - Continued
     ------------------------------------------

     June 30, 2000 and 1999. These amounts are reflected in selling, general and administrative - affiliated on the accompanying consolidated statements of operations:


                                                       Three Months Ended                       Six Months Ended
                                                            June 30,                                June 30,
                                              ------------------------------------   ---------------------------------------
                                                    2000                1999               2000                 1999
                                              -----------------    ---------------   -----------------   -------------------
Personnel related costs:
------------------------
  Financing and accounting                           $   63,000         $   29,000         $   134,000           $    68,000
  Data Processing                                        20,000             10,000              41,000                11,000
  Human Resources                                        10,000              7,000              21,000                17,000
  Executive and administrative services                  31,000             30,000              66,000               105,000
  Construction Management                                 7,000              4,000              10,000                 8,000
  Sales and Marketing                                   315,000            194,000             616,000               490,000
  Legal                                                   7,000              2,000              14,000                18,000
                                                       --------           --------           ---------             ---------

     Total personnel related costs                      453,000            276,000             902,000               717,000
                                                       --------           --------           ---------             ---------

 Marketing                                               39,000             33,000              79,000                56,000

 Rent                                                    14,000              9,000              29,000                22,000

 Other general and administrative                        10,000              9,000              33,000                34,000
                                                       --------           --------           ---------             ---------

 Total expense reimbursements                         $ 516,000          $ 327,000          $1,043,000            $  829,000
                                                       ========           ========           =========             =========

     Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the three and six months ended June 30, 2000, was approximately $151,000 and $254,000, respectively. Overhead recovery for the three and six months ended June 30, 1999, was approximately $120,000 and $202,000, respectively. These amounts are classified with selling, general and administrative - affiliated in the accompanying consolidated statements of operations.

     The Management Agreements also provide the opportunity for NTS Management to receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects if certain financial obligations are met. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Joint Venture would have been sufficient to enable the Fund to return to the shareholders of the Fund an amount which, after adding thereto all other payments previously distributed to such shareholders of the Fund, is at least equal to the shareholders' original capital contribution. As of June 30, 2000, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of June 30, 2000, no amount had been accrued as an incentive payment in the Fund's consolidated financial statements.

     --------------------------------------

     Advances and Notes Payable Affiliates
     -------------------------------------

     The Fund has received advances from Affiliates of the Fund's Sponsor, net of repayments, totaling $6,090,293 as of December 31, 1998. On November 6, 1999, the Fund repaid these advances from the Affiliates by obtaining a loan in the amount of $9,000,000, and used approximately $6,697,000 of the loan to pay the entire principal balance and accrued interest due to the Affiliates. For the three and six months ended June 30, 1999, the interest expense to the Affiliates totaling approximately $124,000 and $244,000, respectively was capitalized in inventory.

     As presented in the accompanying consolidated balance sheets as of June 30, 2000 and December 31, 1999, accounts payable - affiliates of approximately $2,720,000 and $1,194,000, respectively is owed to NTS Development Company and NTS Management for salary and overhead reimbursements. NTS Development Company and NTS Management have agreed to defer amounts owed to them by the Fund as of June 30, 2000, and those amounts that will accrue during fiscal 2000 through the period ending January 1, 2001, other than as permitted by cash flows of the Fund. There can be no assurances that this level of support will continue past January 1, 2001.

10.  Income Taxes
     ------------

     The Fund adopted Statement of Financial Account Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective January 1, 1997. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the Fund's book and tax bases of assets and liabilities and tax carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal tax carry forwards and temporary differences giving rise to the Fund's deferred taxes, consist of tax net operating loss carry forwards, valuation allowances and differences in inventory basis for book and tax.

     A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on a history of operating losses by its subsidiaries and its expectations for the future, that it is more likely than not that the net deferred tax assets at June 30, 2000 and December 31, 1999, will not be realized.

     As of December 31, 1999, the Fund had a federal net operating loss carry forward of approximately $3,853,000 expiring from 2012 through 2014. The net operating loss carry forward was fully reserved on the Fund's financial statements.

11.  Financial Instruments
     ---------------------

     The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values because of the immediate or short- term maturity of these financial instruments. The fair value of the Fund's notes receivable and debt instruments approximated the book value because a substantial portion of the underlying instruments are variable rate notes.

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

     NTS/LFII  and  NTS/VA  have  various  letters  of  credit   outstanding  to
     governmental agencies and utility companies totaling approximately $2,633,000 as of June 30, 2000 and December 31, 1999. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

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

     It is estimated that the country club and homeowners' association amenities at NTS/VA will be substantially complete by December 2008. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $10,913,000 to complete the county club and homeowners' association amenities for the project. These costs are estimated to be incurred as follows: $2,245,000 for 2000, $801,000 for 2001, $527,000 for 2002, $2,340,000 for 2003, $2,940,000 for 2004, $690,000
     for 2005, $810,000 for 2006, $290,000 for 2007, and $270,000 for 2008.

13.  Guaranties to the Fund
     ----------------------

     NTS Guaranty Corporation (the "Guarantor"), an Affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their original capital contributions, as defined in the Fund's Prospectus. As of June 30, 2000, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

The Fund commenced an offering to the public on March 31, 1989, and was authorized to sell up to 2,500,000 shares of common stock at $20.00 per share (subject to an increase to 5,000,000 shares at the option of the Fund). Approximately 3,187,000 shares were sold representing approximately $64 million in sales and approximately $9.5 million in selling expenses and other offering costs. The net offering proceeds remaining, after payment of brokerage commissions, organizational expenses and other costs, were used to make mortgage loans and temporary investments and such other investments as permitted by the Fund's Prospectus. Capitalized terms shall have the meaning ascribed in the "Glossary" on pages 75 to 81 of the Fund's Prospectus, which is filed herewith and incorporated by reference.

In August 1997, the Fund entered into an Amended and Restated Joint Venture Agreement evidencing the Fund's admission as a partner in the Joint Venture. The Fund contributed its interest in the first mortgage loan on the Orlando Lake Forest project and obtained a 50% interest in the Joint Venture.

In December 1997, the Fund acquired all the issued and outstanding common capital stock of NTS/LFII and NTS/VA, effective October 1, 1997, for a nominal purchase price. Concurrent with this transaction, the existing indebtedness of NTS/LFII and NTS/VA to the Fund was converted to equity as of October 1, 1997. This marks the beginning of the Fund's operations focusing solely on the continuing development, operations, marketing and sale of single-family, residential real estate. As a result, the Fund no longer operates as a REIT effective January 1, 1997.

Cautionary Statements
---------------------

Some of the statements included in this Item 2 may be considered "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Fund anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Fund expected also may not occur or occur in a different manner, which may be more or less favorable to the Fund. The Fund does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgement based on factors known, involve risks and uncertainties. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management's analysis only as of the date hereof. The Fund undertakes no obligation to publicly revise these forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Fund pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

---------------------------------

The Fund's subsidiaries, NTS/LFII and NTS/VA, and the Joint Venture, in which the Fund has a 50% interest, are engaged in the development and sale of residential subdivision lots, the pricing and sale of which are subject to risks generally associated with real estate development and applicable market forces beyond the control of the Fund and/or its subsidiaries, including general and local economic conditions, competition, interest rates, real estate tax rates, other operating expenses, the supply of and demand for properties, zoning laws, other governmental rules and fiscal policies, and acts of God. All of the properties owned by NTS/LFII, NTS/VA and the Joint Venture are encumbered by development loans from third party lenders which, given the nature of the risks incumbent in real estate investment and development activities as stated above, are inherently subject to default should the ability of NTS/LFII, NTS/VA, Joint Venture and/or the Fund to make principal and interest payments under such development loans become impaired.

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

Liquidity and Capital Resources
-------------------------------

The Fund's current source of liquidity is primarily the ability of its subsidiaries to draw upon their respective development loans. Additional liquidity is provided by net proceeds retained from residential lot closings by the properties owned by the Fund's subsidiaries and Joint Venture in which the Fund has a 50% interest. The various development loans call for principal payments ranging from 72% to 91% of gross receipts from lot sales.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

                                                                               Six Months Ended June 30,
                                                               ---------------------------------------------------------
                                                                          2000                           1999
                                                               ---------------------------    --------------------------
Operating activities                                           $                 1,947,089    $              (1,694,324)
Investing activities                                                              (239,078)                    (178,299)
Financing activities                                                            (1,426,455)                   1,598,596
                                                                --------------------------     ------------------------

     Net increase (decrease) in cash and equivalents           $                   281,556    $               ( 274,027)
                                                                ==========================     ========================

Operating Activity
------------------

Cash provided by operating activities was approximately $1,947,000 for the six months ended June 30, 2000. The primary components of the cash provided by operating activities were a net loss of approximately $1,096,000 and net additions to inventory of approximately $973,000, partially offset by an increase to accounts payable to affiliates of approximately $1,525,000 owed to NTS Development Company and NTS Management for salary and overhead reimbursements, an increase

-----------------------------------------------------------

Operating Activity - Continued
------------------------------

in accounts payable and accrued expenses of approximately $1,838,000, and collections of notes receivable of approximately $455,000. The increase in accounts payable and accrued expenses was partially a result of costs incurred for a new development section at NTS/VA of approximately $933,000. NTS Development Company and NTS Management have agreed to defer amounts owed to them by the Fund as of June 30, 2000 and those amounts that will accrue through January 1, 2001.

Cash used for operating activities was approximately $1,694,000 for the six months ended June 30, 1999. The primary components of the use of cash for operating activities were a net loss of approximately $915,000 and net additions to inventory of approximately $2,078,000, partially offset by collections of notes receivable of approximately $708,000, and an increase in other assets of approximately $162,000.

Investing Activity
------------------

Cash used for investing activities was approximately $239,000 for the six months ended June 30, 2000. The primary components of the use of cash for investing activities were an additional capital contribution to an unconsolidated affiliate of $25,000 and capital additions, primarily at the NTS/LF II and NTS/VA golf operations, of approximately $214,000.

Cash used for investing activities was approximately $178,000 for the six months ended June 30, 1999. The primary components of the use of cash for investing activities were an additional capital contribution to the Joint Venture of $25,000 and capital additions, primarily at the NTS/LF II and NTS/VA golf operations, of approximately $153,000.

Financing Activity
------------------

Cash used for financing activities was approximately $1,426,000 for the six months ended June 30, 2000. The primary components of the use of cash for financing activities were net payments on mortgages and notes payable from gross receipts of lot sales relating to the development loans for NTS/LFII and NTS/VA of approximately $1,404,000.

Cash provided by financing activities was approximately $1,599,000 for the six months ended June 30, 1999. The primary components of the cash provided by financing activities were net borrowings on mortgages and notes payable to affiliates relating to the development loans for NTS/LFII and NTS/VA of approximately $1,223,000, which were used primarily to fund activities of NTS/VA, and proceeds on notes payable of approximately $387,000 which were used primarily to fund activities of NTS/VA.

-----------------------------------------------------------

Financing Activity - Continued
------------------------------

The NTS/VA lender has agreed to allow NTS/VA to maintain a maximum outstanding development loan balance of $10.7 million through August 31, 2000, without considering the obligation in default due to non-compliance with the maximum funding levels called for in the original loan agreement. Management's projections indicate that the present development plans will require a funding level which will result in an outstanding debt balance as of December 31, 2000, of approximately $13.2 million. Management's projection for NTS/VA indicates the development will reach the maximum funding level allowed by the current development loan of $10.7 million during 2000 and will in fact require additional funding to achieve its 2000 development plan, which includes projected sales of $7.6 million. In the event short-term capital needs dictate the need for cash to reduce the outstanding obligation relative to the NTS/VA development loan, the loan is secured by an approximately $2 million letter of credit issued by a third party lender with the NTS/VA lender stated as the beneficiary, and a $3 million personal guarantee by Mr. J.D. Nichols, both of which could provide the necessary capital to help ensure compliance with the maximum funding levels set forth in the original development loan.

On July 25, 2000, a commitment letter was issued by the NTS/VA lender, which states that they have agreed to lend NTS/VA and NTS/LFII, a combined principal sum of $18,000,000. The loan will be secured by a $2 million letter of credit issued by a third party lender with the NTS/VA and NTS/LFII lender stated as the beneficiary, a guarantee by the Fund for the full $18,000,000, and a personal guarantee by J.D. Nichols for 50% of the outstanding loan balance. Additionally, the Joint Venture will enter into an agreement by which it will agree to apply 50% of the net sales proceeds from the lot sales in the Joint Venture's project once the present loan on this project is paid in full. The Fund expects this loan to close during the third or fourth quarter of 2000. The loan is a reducing revolver and the maximum amount outstanding at the end of each year shall be as follows:

                  December 31, 2000                  $18,000,000
                  December 31, 2001                  $16,500,000
                  December 31, 2002                  $11,000,000
                  December 31, 2003                  $ 7,000,000
                  December 31, 2004                  $ 4,000,000

The Fund's management believes that the loan contemplated by the commitment letter will provide adequate liquidity for the operations and continued development of NTS/VA and NTS/LFII.

Results of Operations
---------------------

Revenues
--------

On an overall basis, the Fund experienced a loss for the three and six months ended June 30, 2000, of approximately $ (488,000) and $ (1,096,000), or $ (0.15)
and $ (0.34) per weighted average shares, respectively. The fund experienced a loss for the three and six months ended June 30, 1999 of approximately $(504,000) and $(915,000), or $(0.16) and $(0.29), respectively.

---------------------------------

Revenues - Continued
--------------------

Revenue  for the  three  months  ended  June 30,  2000,  includes  approximately
$3,634,000 in lot sales consisting of approximately $2,223,000 and $1,411,000 from NTS/LFII and NTS/VA, respectively. During this period 34 lots were sold for an average selling price of approximately $107,000. Additionally, revenue for the three months ended June 30, 2000, includes approximately $76,000 collected on an installment sale from NTS/VA.

Revenue for the three months ended June 30, 1999, includes approximately $2,278,000 in lot sales consisting of approximately $1,953,000 and $325,000 from NTS/LFII and NTS/VA, respectively. During this period 26 lots were sold for an average selling price of approximately $88,000.

Revenue for the six months ended June 30, 2000, includes approximately $6,118,000 in lot sales consisting of approximately $4,138,000 and $1,980,000 from NTS/LFII and NTS/VA, respectively. During this period 58 lots were sold for an average selling price of approximately $105,000. Additionally, revenue for the six months ended June 30, 2000, includes approximately $92,000 collected on an installment sale from NTS/VA.

Revenue for the six months ended June 30, 1999, includes approximately $4,723,000 in lot sales consisting of approximately $3,683,000 and $1,040,000 from NTS/LF II and NTS/VA, respectively. During this period 51 lots were sold for an average selling price of approximately $93,000.

Managements feels that the higher average selling price of lots closed for the three and six months ended June 30, 2000, as compared to the same period in 1999, is a result of a dominant market position at NTS/LFII in the Louisville, Kentucky market along with developing and selling more premium golf course property at NTS/LFII.

Cost of sales for the three months ended June 30, 2000 and 1999 were approximately $2,754,000 and $1,649,000, respectively. Cost of sales for the six months ended June 30, 2000 and 1999 were approximately $4,797,000 and $3,309,000, respectively.

Presented below are the gross profit margins for the three and six months ended June 30, 2000 and 1999:


                                                       Three Months Ended June 30,             Six Months Ended June 30,
                                                  -------------------------------------    ----------------------------------
                                                        2000                 1999                2000               1999
                                                  -----------------     ---------------    ----------------    --------------
NTS/LF II                                                19%                  29%                19%                29%
NTS/VA                                                   29%                  41%                29%                41%

     Combined gross profit margins                       26%                  28%                23%                30%


The difference in the cost of sales percentage of NTS/LFII compared to NTS/VA and the difference in the lot sales mix will create a proportionate change in the combined gross profit margin throughout a given year. The decrease in gross profit margin is a function of a change in the estimates of sales values, development costs and absorption periods over the life of the project. The

---------------------------------

Revenues - Continued
--------------------

estimates are performed at the end of each fiscal year and the resulting cost of sales percentages are applied prospectively. Management assesses the basis for these annual projections at the end of each quarter and if changes in facts and circumstances warrant interim adjustments are made to the cost of sales percentages prospectively. As of June 30, 2000, Management anticipates the costs of sales percentages reflected in these financial statements and conversely the gross margins presented in the above table to be the percentages applied for the remainder of fiscal 2000. In comparing the gross margin percentages for the three and six months ended June 30, 2000 and 1999, respectively, Management's estimates have changed relative to the ultimate sales values, development costs and absorption periods, and inherent economic volatility of residential real estate they now believe will be realized during the duration of the projects. Management feels that the decrease in the gross profit margin for 2000 compared to 1999 will more likely than not be a permanent decrease.

The Fund periodically reviews the value of land and inventories and determines whether any write- downs need to be recorded to reflect declines in value. The Fund did not record any write-downs during the six months ended June 30, 2000 and 1999. The estimated net realizable value of real estate inventories represents management's estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Fund's real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

Interest income on cash equivalents and miscellaneous income includes interest income earned from short-term investments made by the Fund with cash reserves for the six months ended June 30, 2000 and 1999.

Expenses
--------

The ongoing operation and management of NTS/LFII and NTS/VA will be conducted by NTS Management under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997 and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the "Management Agreements"). NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly- owned subsidiary of the Fund's Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, will be entitled to an overhead recovery, and will accrue an incentive payment payable, all as provided therein.

---------------------------------

--------------------

The expenses  related to the  Management  Agreements  are  presented as selling, general and administrative - affiliated on the accompanying consolidated statements of operations. As defined in the Management Agreements, the expenses are classified in two ways, expense recovery and overhead recovery. The expense recovery includes direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time on and off site of the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities, some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential projects responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project.

Reimbursements for expense recovery of approximately $516,000 and $327,000 were made to NTS Management or an Affiliate during the three months ended June 30, 2000 and 1999, respectively, for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund. For the six months ended June 30, 2000 and 1999, the expense recovery made to NTS Management or an affiliate was approximately $1,043,000 and $829,000.

Reimbursements for expense recovery increased approximately $189,000 for the three months ended June 30, 2000, as compared to the same period in 1999. Reimbursements for expense recovery increased approximately $214,000 for the six months ended June 30, 2000, as compared to the same period in 1999. The increase is primarily a result of an increase in sales and marketing efforts at NTS/VA and commissions paid to sales agents employed by NTS/VA, partially offset by a decrease in the executive and administrative costs at NTS/LFII and NTS/VA for the six months ended June 30, 2000 only.

Additionally,  NTS  Management is entitled to an overhead  recovery,  which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. For the three months ended June 30, 2000 and 1999, overhead recovery incurred was approximately $151,000 and $120,000, respectively. For the six months ended June 30, 2000 and 1999, overhead recovery incurred was approximately $254,000 and $202,000. This increase is a result of an increase in the gross cash receipts for the three and six months ended June 30, 2000, as compared to the same period in 1999.

Selling, general and administrative expenses include directors' fees, legal, outside accounting, other investor related cost, repairs and maintenance cost. Selling, general and administrative expenses also include those costs incurred directly by NTS/VA for marketing related activities.

---------------------------------

Expenses - Continued
--------------------

For the three months ended June 30, 2000 and 1999, the amounts incurred for selling, general and administrative expenses were approximately $684,000 and $583,000, respectively. The increase in the selling, general and administrative expenses is primarily a result of an increase in advertising at NTS/VA for the three months ended June 30, 2000.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings and its subsidiaries borrowings as well as in the capitalization percentage. For the three months ended June 30, 2000 and 1999, approximately $695,000 and $600,000, was capitalized in inventory and approximately $40,000 and $47,000, respectively, was expensed. For the six months ended June 30, 2000 and 1999, approximately $1,376,000 and $1,186,000 was capitalized in inventory and approximately $93,000 and $163,000, respectively, was expensed. The increase in total interest is primarily due to increases in the Fund's interest rate on its variable rate mortgage loans.

Depreciation expense relates to equipment used for development activity which is being depreciated over five to seven years.

No benefit for income taxes was provided during the six months ended June 30, 2000 and 1999, as the Fund has recorded a valuation allowance equal to the amount of the recorded benefit. The Fund has determined that it is more likely than not that the net deferred tax asset will not be realized.

Provisions for Write-down to Net Realizable Value
-------------------------------------------------

The Fund periodically reviews the value of land and inventories and determines whether any write- downs need to be recorded to reflect declines in value. The Fund did not record any write-downs during the six months ended June 30, 2000 and 1999. The estimated net realizable value of real estate inventories represents management's estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Fund's real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. The Fund's debt instruments bear interest at both variable and fixed rates as discussed in Note 8 of the Fund's financial statements. At June 30, 2000, hypothetical 100 basis point increase in interest rates would result in an approximately $137,000 increase in interest expense, for the six months then ended. During the three and six months ended June 30, 2000, the majority of interest expense incurred was capitalized in inventory.

PART II.          OTHER INFORMATION
                  -----------------

Item 1.           Legal Proceedings
                  -----------------

                  Not applicable.

Item 2.           Changes in Securities
                  ---------------------

                  Not applicable.

Item 3.           Defaults upon Senior Securities
                  -------------------------------

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  Not applicable.

Item 5.           Other Information
                  -----------------

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  a)       Exhibits:

                           Exhibit 27. Financial Data Schedule

                           Exhibit 99. Additional Exhibits - Pages from
                                       the  Fund's  Prospectus  which  have
                                       been  specifically  incorporated by,
                                       reference  and  copies  of which are
                                       attached hereto which includes pages
                                       75 to 81.

                  b)       Reports on Form 8-K:

                           Not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     NTS Mortgage Income Fund
                                                   -----------------------------
                                                           (Registrant)


                                                   /s/   Brian F. Lavin
                                                   -----------------------------
                                                   Brian F. Lavin
                                                   President and Director of the
                                                   Mortgage Income Fund

Date: August 14, 2000