Form 10-Q
period 2000-09-30
NTS MORTGAGE INCOME FUND
filed 2000-11-14
CIK 841942

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2000
                               -------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period for                        to
                              ----------------------    ------------------------

Commission File Number                         0-18550
                       ---------------------------------------------------------

                            NTS MORTGAGE INCOME FUND
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                     61-1146077
---------------------------------------------         --------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
or organization)                                        Identification No.)

         10172 Linn Station Road
          Louisville, Kentucky                                  40223
---------------------------------------------         --------------------------
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

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                           Pages
                                                                           -----

Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 2000
          and December 31, 1999                                                3

        Consolidated Statements of Operations for the three
          and nine months ended September 30, 2000 and 1999                    4

        Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2000 and 1999                                    5

        Notes to Consolidated Financial Statements                          6-16

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        17-24

Item 3. Quantitative and Qualitative Disclosures About Market Risk            25


                                     PART II
                                     -------

Item 1. Legal Proceedings                                                     26

Item 2. Changes in Securities                                                 26

Item 3. Defaults Upon Senior Securities                                       26

Item 4. Submission of Matters to a Vote of Security Holders                   26

Item 5. Other Information                                                     26

Item 6. Exhibits and Reports on Form 8-K                                      26

Signatures                                                                    27

PART I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        --------------------


                            NTS MORTGAGE INCOME FUND
                            ------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                             As of                       As of
                                                                      September 30, 2000          December 31, 1999 *
                                                                   -------------------------    ------------------------
                                                                          (UNAUDITED)
ASSETS
------
Cash and equivalents                                               $                 546,015    $                619,022
Membership initiation fees and other accounts receivable,
  net of allowance of $103,659 and $75,000, respectively                           1,482,290                   1,406,376
Notes receivable                                                                   1,539,922                   2,139,857
Inventory                                                                         57,111,281                  55,438,644
Property and equipment, net of accumulated depreciation of
  $675,811 and $478,962                                                              578,213                     505,219
Investment in unconsolidated affiliate                                             3,995,207                   4,151,307
Other assets                                                                         802,216                     833,578
                                                                    ------------------------      ----------------------

     TOTAL ASSETS                                                  $              66,055,144     $            65,094,003
                                                                    ========================      ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued expenses                              $               3,412,202     $             1,857,760
Accounts payable - affiliates                                                      3,176,252                   1,194,395
Mortgages and notes payable                                                       27,045,026                  28,342,811
Notes payable - affiliate                                                            399,457                           -
Lot deposits                                                                         202,500                     161,500
Deferred revenues                                                                     49,154                      62,628
                                                                    ------------------------      ----------------------

     TOTAL LIABILITIES                                                            34,284,591                  31,619,094
                                                                    ------------------------      ----------------------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY
--------------------
Common stock, $0.001 par value, 6,000,000 shares
  authorized; 3,187,333 shares issued and outstanding              $                   3,187     $                 3,187
Additional paid-in-capital                                                        54,163,397                  54,163,397
Accumulated deficit                                                              (22,396,031)                (20,691,675)
                                                                    ------------------------      ----------------------

 TOTAL STOCKHOLDERS' EQUITY                                                       31,770,553                  33,474,909
                                                                    ------------------------      ----------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $              66,055,144     $            65,094,003
                                                                    ========================      ======================


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


                            NTS MORTGAGE INCOME FUND
                            ------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)
                                   ----------


                                                       Three Months Ended                         Nine Months Ended
                                                          September 30,                             September 30,
                                             ---------------------------------------    -------------------------------------
                                                   2000                  1999                 2000                1999
                                             -----------------    ------------------    -----------------   -----------------
REVENUES
--------
Lot sales, net of discounts                      $   3,267,564           $ 3,927,744         $  9,477,235         $ 8,650,462
Cost of sales                                        2,402,629             2,542,662            7,199,453           5,851,315
                                                  ------------            ----------          -----------          ----------

Gross profit                                           864,935             1,385,082            2,277,782           2,799,147
                                                  ------------            ----------          -----------          ----------

Interest and miscellaneous income                       48,889                36,351              257,536             210,966
                                                  ------------            ----------          -----------          ----------

     TOTAL REVENUES                                    913,824             1,421,433            2,535,318           3,010,113
                                                  ------------            ----------          -----------          ----------

EXPENSES
--------
Selling, general and administrative -
  affiliated                                           616,182               489,946            1,913,399           1,520,999
Selling, general and administrative                    746,627               430,772            1,783,405           1,478,355
Interest expense                                        31,240                55,128              124,356             217,869
Other taxes and licenses                                11,371                 4,041               71,120              16,416
Depreciation and amortization                           13,581                13,005               46,812              76,185
Loss from investment in unconsolidated
  affiliate                                            103,474               160,757              300,582             347,736
                                                  ------------            ----------          -----------          ----------

     TOTAL EXPENSES                                  1,522,475             1,153,649            4,239,674           3,657,560
                                                  ------------            ----------          -----------          ----------

Net (loss) income before federal income
   tax                                                (608,651)              267,784           (1,704,356)           (647,447)
Federal income tax expense                                   -                     -                    -                   -
                                                  ------------            ----------          -----------          ----------

Net (loss) income                                $    (608,651)          $   267,784         $ (1,704,356)        $  (647,447)
                                                  ============            ==========          ===========          ==========

Net (loss) income per share of
   common stock                                  $       (0.19)          $      0.08         $      (0.53)        $     (0.20)
                                                  ============            ==========          ===========          ==========

Weighted average number of shares                    3,187,333             3,187,333            3,187,333           3,187,333
                                                  ============            ==========          ===========          ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                            NTS MORTGAGE INCOME FUND
                            ------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                    ---------


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                 ---------------------------------------
                                                                                        2000                 1999
                                                                                 ------------------    -----------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
-----------------------------------------------------
Net loss                                                                              $  (1,704,356)      $     (647,447)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation and amortization expense                                                   290,553              236,370
    Loss from investment in unconsolidated affiliate                                        300,582              347,736
    Changes in assets and liabilities:
      Membership initiation fees and other accounts receivable                              (75,914)             128,237
      Notes receivable                                                                      599,935              965,760
      Inventory                                                                          (1,672,637)          (2,638,311)
      Accounts payable and accrued expenses                                               1,554,442             (122,496)
      Accounts payable - affiliates                                                       1,981,857                    -
      Lot deposits                                                                           41,000               24,077
      Deferred revenues                                                                     (36,563)             (57,761)
      Other assets                                                                          (13,474)             139,467
                                                                                       ------------        -------------

     Net cash provided by (used in) operating activities                                  1,265,425           (1,624,368)
                                                                                       ------------        -------------

CASH FLOW USED IN INVESTING ACTIVITIES
--------------------------------------
Purchase of property and equipment                                                         (269,843)            (209,407)
Capital contribution to unconsolidated affiliate                                           (144,482)             (38,000)
                                                                                       ------------        -------------

     Net cash used in investing activities                                                 (414,325)            (247,407)
                                                                                       ------------        -------------

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
-----------------------------------------------------
Advances to/from affiliates                                                                       -              (15,751)
Proceeds from mortgage and notes payable                                                  8,284,187           10,765,180
Proceeds from notes payable - affiliated                                                    451,457              408,326
Payments on mortgages and notes payable                                                  (9,581,972)          (9,571,561)
Payments on notes payable - affiliated                                                      (52,000)                   -
Other assets                                                                                (25,779)             (41,305)
                                                                                       ------------        -------------

     Net cash (used in) provided by financing activities                                   (924,107)           1,544,889
                                                                                       ------------        -------------

     Net decrease in cash and equivalents                                                   (73,007)            (326,886)
                                                                                       ------------        -------------

CASH AND EQUIVALENTS, beginning of period                                                   619,022            1,061,609
                                                                                       ------------        -------------

CASH AND EQUIVALENTS, end of period                                                   $     546,015       $      734,723
                                                                                       ============        =============

Cash paid for interest                                                                $     499,056       $      122,879
                                                                                       ============        =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                            NTS MORTGAGE INCOME FUND
                            ------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

The unaudited financial statements and schedules included herein should be read in conjunction with the Fund's 1999 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2000. In the opinion of the Fund's management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three and nine months ended September 30, 2000 and 1999.

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

     Inventory consists of approximately the following as of September 30, 2000:


                                                 NTS/LFII                    NTS/VA                   Consolidated
                                          -----------------------    -----------------------    -------------------------
Land held for future
  development, under
  development, and  completed lots         $            2,619,000     $           24,454,000        $          27,073,000

Country club (net of membership
  initiation fees)                                     10,984,000                 10,692,000                   21,676,000

Amenities                                               2,324,000                  6,038,000                    8,362,000
                                            ---------------------       --------------------         --------------------

                                           $           15,927,000      $          41,184,000        $          57,111,000
                                            =====================       ====================         ====================


     Inventory consists of the following as of December 31, 1999:


                                                 NTS/LFII                    NTS/VA                   Consolidated
                                          -----------------------    -----------------------    -------------------------
Land held for future development,
  under development and
  completed lots                           $            3,772,000      $          23,517,000        $          27,289,000

Country club (net of membership
  initiation fees)                                     10,847,000                  9,431,000                   20,278,000

Amenities                                               2,296,000                  5,576,000                    7,872,000
                                            ---------------------       --------------------         --------------------

                                           $           16,915,000      $          38,524,000        $          55,439,000
                                            =====================       ====================         ====================


     NTS/LFII and NTS/VA capitalized in inventory approximately $2,225,000 of interest and real estate taxes for the nine months ended September 30, 2000. Interest and real estate taxes incurred were approximately $2,388,000.

     NTS/LFII and NTS/VA capitalized in inventory approximately $2,047,000 of interest and real estate taxes for the nine months ended September 30, 1999. Interest and real estate taxes incurred were approximately $2,321,000.

     Inventory for 2000, as reflected above, includes approximately $31,219,000, net of $9,543,000 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

     ---------------------

     Inventory for 1999, as reflected above, includes approximately $29,444,000, net of $9,166,000 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

     Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from membership sales for a period not to exceed 12 years from the date of the agreement (ending 2003). The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $1,458,000, which is expected to be offset by member initiation fees. During the nine months ended September 30, 2000, approximately $693,000 of the Fawn Lake Country Club deficit and $375,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory. During the nine months ended September 30, 1999, approximately $683,000 of the Fawn Lake Country Club deficit and $412,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory.

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

     The net income or net loss of the Joint Venture is allocated based on the respective Partner's percentage interest, as defined in the Joint Venture agreement. As of September 30, 2000, the Fund's percentage interest was
     50%, and the Fund's investment balance in the Joint Venture was approximately $3,995,000 and $4,151,000 as of September 30, 2000 and December 31, 1999, respectively. The Fund's share of the Joint Venture's net loss for the three and nine months ended September 30, 2000, was approximately $103,000 and $301,000, respectively. The Fund's share of the Joint Venture's net loss for the three and nine months ended September 30, 1999, was approximately $161,000 and $348,000, respectively.

     --------------------------------------------------

     Presented below are condensed balance sheets for the Joint Venture as of September 30, 2000 and December 31, 1999, and statements of operations for the three and nine months ended September 30, 2000 and 1999:


                                                           September 30, 2000                 December 31, 1999
                                                     ------------------------------     ------------------------------
Balance Sheets
--------------
Notes receivable                                     $                      194,000     $                      296,000
Inventory                                                                14,250,000                         14,755,000
Other, net                                                                  265,000                            266,000
                                                      -----------------------------      -----------------------------

     Total assets                                    $                   14,709,000     $                   15,317,000
                                                      =============================      =============================

Mortgages and notes payable                                               4,665,000                          5,299,000
Other liabilities                                                         2,054,000                          1,715,000
Equity                                                                    7,990,000                          8,303,000
                                                      -----------------------------      -----------------------------

     Total liabilities and equity                    $                   14,709,000     $                   15,317,000
                                                      =============================      =============================



                                       Three Months Ended September 30,                Nine Months Ended September 30,
                                  -------------------------------------------    -------------------------------------------
                                         2000                    1999                    2000                   1999
                                  -------------------    --------------------    --------------------    -------------------
Statements of Operations
------------------------
Lot sales, net of discounts           $     1,189,000      $          482,000     $         3,065,000       $      2,270,000
Cost of sales                                (909,000)               (354,000)             (2,362,000)            (1,686,000)
Other expenses, net                          (487,000)               (450,000)             (1,304,000)            (1,279,000)
                                       --------------       -----------------      ------------------        ---------------

     Net loss                         $      (207,000)     $         (322,000)    $          (601,000)      $       (695,000)
                                       ==============       =================      ==================        ===============


8.   Mortgages and Notes Payable
     ---------------------------

     Mortgages and notes payable consist of the following:


                                                                     September 30, 2000          December 31, 1999
                                                                   -----------------------    -----------------------
Mortgage loan payable to a bank in the amount of
$10,700,000, bearing interest at the Prime Rate + 1.5%, due
December 1, 2002, secured by inventory of NTS/VA,
generally principal  payments consist of approximately 91% of the Gross Receipts of lot sales, personally guaranteed by Mr.
J. D. Nichols, Chairman of the Board of the Fund's Sponsor,
up to $3,000,000 and a $2 million letter of credit from a third
party lender with the beneficiary being the bank.                  $            10,555,296    $             9,777,485

                            (Continued on next page)



8.   Mortgages and Notes Payable - Continued
     ---------------------------------------

                                                                     September 30, 2000          December 31, 1999
                                                                   -----------------------    -----------------------
Note  payable to a bank in the amount of  $9,500,000,
bearing  interest  at the Prime Rate + 1%, payable monthly,
due December 31, 2002, secured by inventory of NTS/LFII,
generally principal payments consist of approximately 90%
of the Gross Receipts of lot sales,  guaranteed  by
Mr. J.D.  Nichols up to 50% of the credit facility.  The  Note contains  certain  covenants,  which  among  other  things
prohibits  the net worth of NTS/LFII from  decreasing by 20%
or more  throughout the term of the agreement.                     $             5,815,312    $             6,817,188

Note payable to a bank in the amount of $9,000,000,
bearing  interest at 8.25%, payable monthly, due
November 1, 2004, secured by a Certificate of Deposit owned
by NTS Financial Partnership, an affiliate of the Fund.                          6,696,959                  6,696,959

Mortgage loan payable to a bank in the amount of $4,000,000, bearing interest at the Prime Rate + .5%, payable monthly,
due July 31, 2002,  secured by the Lake Forest Country Club
and golf course, principal reductions of $300,000 every six
months, guaranteed by NTS Corporation, the Fund's Sponsor.                       2,500,000                  2,870,000

Warehouse Line of Credit Agreements with three banks bearing interest at the Prime Rate + 1%, the Prime  Rate + .75% and
the Prime Rate + .5%,  due  December 15,  2000,  $109,835,
September  18,  2000,  and  $396,594,  secured  by  notes
receivable, principal payments consist of payment received
from notes receivable securing the  obligation.  The $109,835
Warehouse  Line of Credit  agreement is guaranteed by NTS Corporation.             506,429                    936,645

Note  payable in the amount of  $1,174,800,  bearing  interest at a Prime Rate + .5%,  secured  by a note  receivable,
due in  monthly  installments  of  $5,000 commencing
February 1, 1999 with any outstanding  principal and accrued interest
due and payable in full on December 29, 2000.                                      789,087                  1,119,800

Other                                                                              181,943                    124,734
                                                                    ----------------------     ----------------------

                                                                   $            27,045,026    $            28,342,811
                                                                    ======================     ======================


     The Prime Rate was 9.5% and 8.5% at September 30, 2000 and December 31, 1999, respectively.

     Based on the borrowing rates currently available to the Fund for mortgages with similar loans and average maturities, the fair value of the long-term debt is approximately $26,881,000.

     ---------------------------------------

     On October 31, 2000, NTS/VA and NTS/LFII entered into a loan agreement with a financial institution for a combined principal sum of up to $18,000,000 and used approximately $5,930,000 and $10,494,000 to pay the entire principal balance of the NTS/LFII and NTS/VA loans, respectively. The new loan is secured by the NTS/LFII and NTS/VA projects, a $2 million letter of credit issued by a third party lender with the NTS/VA and NTS/LFII lender stated as the beneficiary, a guarantee by the Fund for the full
     $18,000,000, and a personal guarantee by J.D. Nichols for 50% of the outstanding loan balance. Additionally, the Joint Venture will be required to apply 50% of the net sales proceeds from the lot sales in the Joint Venture's project once the present loan on this project is paid in full. The lender requires contracts on lots with gross proceeds exceeding 80% of a section's development costs before advancing funds for a newly developed section at NTS/VA. The loan is a reducing revolver and the maximum amount outstanding at the end of each year shall be as follows:

                  December 31, 2000                  $18,000,000
                  December 31, 2001                  $16,500,000
                  December 31, 2002                  $11,000,000
                  December 31, 2003                  $ 7,000,000
                  December 31, 2004                  $ 4,000,000

9.   Related Party Transactions
     --------------------------

     As of September 30, 2000, the Sponsor and an Affiliate owned 110,406 shares of the Fund, collectively. The Fund has entered into, or had been subject to in prior periods, the following agreements with various Affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

     --------------------------------------

     ------------------------------------------

     These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain of its affiliates, as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time on and off site of the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities, some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential projects responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Property Management Agreements, the Fund was charged the following amounts for the three and nine months ended September 30, 2000 and 1999. These amounts are reflected in selling, general and administrative - affiliated on the accompanying consolidated statements of operations:


                                                       Three Months Ended                       Nine Months Ended
                                                         September 30,                            September 30,
                                              ------------------------------------   ---------------------------------------
                                                    2000                1999               2000                 1999
                                              -----------------    ---------------   -----------------   -------------------
Personnel related costs:
-----------------------
  Financing and accounting                       $       72,000       $     26,000       $     206,000         $      94,000
  Data Processing                                        24,000              5,000              64,000                16,000
  Human Resources                                        12,000              9,000              33,000                26,000
  Executive and administrative services                  39,000             50,000             105,000               156,000
  Construction Management                                 4,000              4,000              14,000                11,000
  Sales and Marketing                                   230,000            183,000             846,000               674,000
  Legal                                                   8,000             12,000              22,000                30,000
                                                  -------------        -----------        ------------          ------------

     Total personnel related costs                      389,000            289,000           1,290,000             1,007,000
                                                  -------------        -----------        ------------          ------------

 Marketing                                               65,000             43,000             144,000                99,000

 Rent                                                    18,000              4,000              48,000                25,000

 Other general and administrative                         8,000              8,000              41,000                42,000
                                                  -------------        -----------        ------------          ------------

 Total expense reimbursements                    $      480,000       $    344,000       $   1,523,000         $   1,173,000
                                                  =============        ===========        ============          ============


     Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. For the three months ended September 30, 2000 and 1999, overhead recovery incurred was approximately $136,000 and $146,000, respectively. For the nine months ended September 30, 2000 and 1999, overhead recovery incurred was approximately $390,000 and $348,000. These amounts are classified with selling, general and administrative - affiliated in the accompanying consolidated statements of operations.

     --------------------------------------

     ------------------------------------------

     The Management Agreements also provide the opportunity for NTS Management to receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects if certain financial obligations are met. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Joint Venture would have been sufficient to enable the Fund to return to the shareholders of the Fund an amount which, after adding thereto all other payments previously distributed to such shareholders of the Fund, is at least equal to the shareholders' original capital contribution. As of September 30, 2000, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of September 30, 2000, no amount had been accrued as an incentive payment in the Fund's consolidated financial statements.

     Advances and Notes Payable Affiliates
     -------------------------------------

     The Fund has received advances from Affiliates of the Fund's Sponsor, net of repayments, totaling $6,090,293 as of December 31, 1998. On November 6, 1999, the Fund repaid these advances from the Affiliates by obtaining a loan in the amount of $9,000,000, and used approximately $6,697,000 of the loan to pay the entire principal balance and accrued interest due to the Affiliates. For the nine months ended September 30, 2000, the Fund has received advances from Affiliates of the Fund's sponsor net of repayments, of approximately $399,000 For the three and nine months ended September 30, 1999, the interest expense to the Affiliates totaling approximately $131,000 and $375,000, respectively was capitalized in inventory.

     As presented in the accompanying consolidated balance sheets as of September 30, 2000 and December 31, 1999, accounts payable - affiliates of approximately $3,176,000 and $1,194,000, respectively is owed to NTS Development Company and NTS Management for salary and overhead reimbursements. NTS Development Company and NTS Management have agreed to defer amounts owed to them by the Fund as of September 30, 2000, and those amounts that will accrue during fiscal 2000 through the period ending January 1, 2001, other than as permitted by cash flows of the Fund. There can be no assurances that this level of support will continue past January 1, 2001.

10.  Income Taxes
     ------------

     The Fund adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective January 1, 1997. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the Fund's book and tax bases of assets and liabilities and tax carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal differences giving rise to the Fund's deferred taxes, consist of tax net operating loss carry forwards, valuation allowances and differences in inventory basis for book and tax.

     ------------------------

     A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on a history of operating losses by its subsidiaries and its expectations for the future, that it is more likely than not that the net deferred tax assets at September 30, 2000 and December 31, 1999, will not be realized.

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

     NTS/LFII  and  NTS/VA  have  various  letters  of  credit   outstanding  to
     governmental agencies and utility companies totaling approximately $1,880,000 and $2,633,000 as of September 30, 2000 and December 31, 1999,
     respectively. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

     It is estimated that development of the remaining homeowner's association amenities at NTS/LFII will be substantially complete by May 2003. Based on engineering studies and projections, NTS/LFII will incur additional costs, excluding interest, of approximately $400,000 during 2003 to complete the homeowner's association amenities. No costs are estimated to be incurred during the years 2000, 2001 and 2002.

     -----------------------------------------

     It is estimated that the country club and homeowners' association amenities at NTS/VA will be substantially complete by December 2008. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $10,605,000 to complete the county club and homeowners' association amenities for the project. These costs are estimated to be incurred as follows: $1,045,000 for 2000, $710,000 for 2001, $1,210,000 for 2002, $2,640,000 for 2003, $2,940,000 for 2004,
     $690,000 for 2005,  $810,000 for 2006,  $290,000 for 2007, and $270,000 for
     2008.

13.  Guaranties to the Fund
     ----------------------

     NTS Guaranty Corporation (the "Guarantor"), an Affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their original capital contributions, as defined in the Fund's Prospectus. As of September 30, 2000, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

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

14.  Provisions for Write-down to Net Realizable Value
     -------------------------------------------------

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of'" specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the period ended September 30, 2000 and 1999 did not result in an impairment loss.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Management's Discussion and Analysis of Financial condition and Results of Operations ("MD&A") is structured in three major sections. The first section provides information related to liquidity and capital resources. The second section analyzes consolidated cash flows and financial conditions. The final section analyzes results of operations on a consolidated basis. A discussion of certain market risks also follows. MD&A should be read in conjunction with the Financial Statements in Item 1 and the Cautionary Statements below.

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

---------------------------------

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

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

                                                                            Nine Months Ended September 30,
                                                               ---------------------------------------------------------
                                                                          2000                           1999
                                                               ---------------------------    --------------------------
Operating activities                                           $                 1,265,425    $               (1,624,368)
Investing activities                                                              (414,325)                     (247,407)
Financing activities                                                              (924,107)                    1,544,889
                                                                --------------------------     -------------------------

     Net (decrease) in cash and equivalents                    $                   (73,007)   $                ( 326,886)
                                                                ==========================     =========================


Operating Activity
------------------

Cash provided by operating activities was approximately $1,265,000 for the nine months ended September 30, 2000. The primary components of the cash provided by operating activities were a net loss of approximately $1,704,000 and net additions to inventory of approximately $1,673,000, partially offset by an increase to accounts payable to affiliates of approximately $1,982,000 owed to NTS Development Company and NTS Management for salary and overhead reimbursements, an increase in accounts payable and accrued expenses of approximately $1,554,000, and collections of notes receivable of approximately $600,000. NTS Development Company and NTS Management have agreed to defer amounts owed to them by the Fund as of September 30, 2000 and those amounts that will accrue through January 1, 2001.

Cash used for operating activities was approximately $1,624,000 for the nine months ended September 30, 1999. The primary components of the use of cash for operating activities were a net loss of approximately $647,000 and net additions to inventory of approximately $2,638,000, partially offset by collections of notes receivable of approximately $966,000.

Investing Activity
------------------

Cash used for investing activities was approximately $414,000 for the nine months ended September 30, 2000. The primary components of the use of cash for investing activities were additional capital contributions to an unconsolidated affiliate of approximately $144,000 and capital additions, primarily at the NTS/LF II and NTS/VA golf operations, of approximately $270,000.

-----------------------------------------------------------

------------------------------

Cash used for investing activities was approximately $247,000 for the nine months ended September 30, 1999. The primary components of the use of cash for investing activities were an additional capital contribution to the Joint Venture of $38,000 and capital additions, primarily at the NTS/LF II and NTS/VA golf operations, of approximately $209,000.

Financing Activity
------------------

Cash used for financing activities was approximately $924,000 for the nine months ended September 30, 2000. The primary components of the use of cash for financing activities were net payments on mortgages and notes payable from gross receipts of lot sales relating to the development loans for NTS/LFII and NTS/VA of approximately $1,298,000, and net proceeds on notes payable - affiliated of approximately $399,000 which were used primarily to fund activities of NTS/VA.

Cash provided by financing activities was approximately $1,545,000 for the nine months ended September 30, 1999. The primary components of the cash provided by financing activities were net borrowings on mortgages and notes payable to affiliates relating to the development loans for NTS/LFII and NTS/VA of approximately $1,194,000, which were used primarily to fund activities of NTS/VA, and proceeds on notes payable - affiliated of approximately $408,000 which were used primarily to fund activities of NTS/VA.

On October 31, 2000, NTS/VA and NTS/LFII entered into a loan agreement with a financial institution for a combined principal sum of up to $18,000,000 and used approximately $5,930,000 and $10,494,000 to pay the entire principal balance of the NTS/LFII and NTS/VA loans, respectively. The new loan is secured by the NTS/LFII and NTS/VA projects, a $2 million letter of credit issued by a third party lender with the NTS/VA and NTS/LFII lender stated as the beneficiary, a guarantee by the Fund for the full $18,000,000, and a personal guarantee by J.D. Nichols for 50% of the outstanding loan balance. Additionally, the Joint Venture will be required to apply 50% of the net sales proceeds from the lot sales in the Joint Venture's project once the present loan on this project is paid in full. The lender requires contracts on lots with gross proceeds exceeding 80% of a section's development costs before advancing funds for a newly developed section. The loan is a reducing revolver and the maximum amount outstanding at the end of each year shall be as follows:

                  December 31, 2000                  $18,000,000
                  December 31, 2001                  $16,500,000
                  December 31, 2002                  $11,000,000
                  December 31, 2003                  $  7,000,000
                  December 31, 2004                  $  4,000,000

Management's projections for NTS/VA and NTS/LFII indicate that the developments will reach the maximum funding level of $18 million allowed by this loan during the fourth quarter of 2000. The Fund's management believes that this development activity will be responsible for generating sales sufficient to repay the loan and maintain it at or below the funding limit in the fourth quarter of 2000.

-----------------------------------------------------------

------------------------------

The Fund's management believes that this loan will provide adequate liquidity for the operations and continued development of NTS/VA and NTS/LFII in accordance with the funding limits described in the table above.

Results of Operations
---------------------

Revenues
--------

On an overall basis, the Fund experienced a loss for the three and nine months ended September 30, 2000, of approximately $(609,000) and $(1,704,000), or $(0.19) and $(0.53) per weighted average shares, respectively. The fund experienced a profit (loss) for the three and nine months ended September 30, 1999 of approximately $268,000 and $(647,000), or $0.08 and $(0.20), respectively.

Revenue for the three months ended September 30, 2000, includes approximately $3,248,000 in lot sales consisting of approximately $743,000 and $2,505,000 from NTS/LFII and NTS/VA, respectively. During this period 35 lots were sold for an average selling price of approximately $93,000. Additionally, revenue for the three months ended September 30, 2000, includes approximately $20,000 collected on an installment sale from NTS/VA.

Revenue for the three months ended September 30, 1999, includes approximately $3,928,000 in lot sales consisting of approximately $1,715,000 and $2,213,000 from NTS/LFII and NTS/VA, respectively. During this period 44 lots were sold for an average selling price of approximately $89,000.

Revenue for the nine months ended September 30, 2000, includes approximately $9,365,000 in lot sales consisting of approximately $4,881,000 and $4,484,000 from NTS/LFII and NTS/VA, respectively. During this period 94 lots were sold for an average selling price of approximately $100,000. Additionally, revenue for the nine months ended September 30, 2000, includes approximately $112,000 collected on an installment sale from NTS/VA.

Revenue for the nine months ended September 30, 1999, includes approximately $8,650,000 in lot sales consisting of approximately $5,397,000 and $3,253,000 from NTS/LF II and NTS/VA, respectively. During this period 95 lots were sold for an average selling price of approximately $91,000.

Managements feels that the higher average selling price of lots closed for the three and nine months ended September 30, 2000, as compared to the same period in 1999, is a result of a dominant market position at NTS/LFII in the Louisville, Kentucky market along with developing and selling more premium golf course property at NTS/LFII.

---------------------------------

--------------------

Cost of sales for the three months ended September 30, 2000 and 1999 were approximately $2,403,000 and $2,543,000, respectively. Cost of sales for the nine months ended September 30, 2000 and 1999 were approximately $7,199,000 and $5,851,000, respectively.

Presented below are the gross profit margins for the three and nine months ended September 30, 2000 and 1999:


                                                           Three Months Ended                      Nine Months Ended
                                                              September 30,                          September 30,
                                                  -------------------------------------    ----------------------------------
                                                        2000                 1999                2000               1999
                                                  -----------------     ---------------    ----------------    --------------
NTS/LF II                                                19%                  29%                19%                29%
NTS/VA                                                   29%                  41%                29%                41%

     Combined gross profit margins                       26%                  35%                24%                32%


The difference in the cost of sales percentage of NTS/LFII compared to NTS/VA and the difference in the lot sales mix will create a proportionate change in the combined gross profit margin throughout a given year. The decrease in gross profit margin is a function of a change in the estimates of sales values, development costs and absorption periods over the life of the project. The estimates are performed at the end of each fiscal year and the resulting cost of sales percentages are applied prospectively. Management assesses the basis for these annual projections at the end of each quarter and if changes in facts and circumstances warrant interim adjustments are made to the cost of sales percentages prospectively. As of September 30, 2000, Management anticipates the costs of sales percentages reflected in these financial statements and conversely the gross margins presented in the above table to be the percentages applied for the remainder of fiscal 2000. In comparing the gross margin percentages for the three and nine months ended September 30, 2000 and 1999, respectively, Management's estimates have changed relative to the ultimate sales values, development costs and absorption periods, and inherent economic volatility of residential real estate they now believe will be realized during the duration of the projects. Management feels that the decrease in the gross profit margin for 2000 compared to 1999 will more likely than not be a permanent decrease.

The Fund periodically reviews the value of land and inventories and determines whether any write- downs are needed to reflect declines in value. The Fund did not record any write-downs during the nine months ended September 30, 2000 and 1999. The estimated net realizable value of real estate inventories represents Management's best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Fund's real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

Interest income on cash equivalents and miscellaneous income includes interest income earned from short-term investments made by the Fund with cash reserves for the nine months ended September 30, 2000 and 1999.

---------------------------------

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

The expenses related to the Management Agreements are presented as selling, general and administrative - affiliated on the accompanying consolidated statements of operations. As defined in the Management Agreements, the expenses are classified in two ways, expense recovery and overhead recovery. The expense recovery includes direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non- payroll related operating expenses. Compensation costs are for those individuals who rendered services full time on and off site of the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities, some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential projects responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project.

Reimbursements for expense recovery of approximately $480,000 and $344,000 were accrued to NTS Management or an Affiliate during the three months ended September 30, 2000 and 1999, respectively, for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund. For the nine months ended September 30, 2000 and 1999, the expense recovery accrued to NTS Management or an affiliate was approximately $1,523,000 and $1,173,000.

Reimbursements for expense recovery increased approximately $136,000 for the three months ended September 30, 2000, as compared to the same period in 1999. Reimbursements for expense recovery increased approximately $350,000 for the nine months ended September 30, 2000, as compared to the same period in 1999. The increase is primarily a result of an increase in sales and marketing efforts at NTS/LFII and commissions paid to sales agents employed by NTS/LFII and NTS/VA, and an increase in finance and accounting staff at NTS/LFII and NTS/VA.

---------------------------------

--------------------

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. For the nine months ended September 30, 2000 and 1999, overhead recovery incurred was approximately $390,000 and $348,000. This increase is a result of an increase in the gross cash receipts for the nine months ended September 30, 2000, as compared to the same period in 1999.

Selling, general and administrative expenses include directors' fees, legal, outside accounting, other investor related cost, repairs and maintenance cost. Selling, general and administrative expenses also include those costs incurred directly by NTS/VA for marketing related activities.

For the three months ended September 30, 2000 and 1999, the amounts incurred for selling, general and administrative expenses were approximately $747,000 and $431,000, respectively. For the nine months ended September 30, 2000 and 1999, the amounts incurred for selling, general and administrative expenses were approximately $1,783,000 and $1,478,000. The increase in the selling, general and administrative expenses is primarily a result of an increase in advertising at NTS/VA for the three and nine months ended September 30, 2000 compared to the same period in 1999.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings and its subsidiaries borrowings as well as in the capitalization percentage. For the three months ended September 30, 2000 and 1999, approximately $715,000 and $738,000, was capitalized in inventory and approximately $31,000 and $55,000, respectively, was expensed. For the nine months ended September 30, 2000 and 1999, approximately $2,091,000 and $1,924,000 was capitalized in inventory and approximately $124,000 and $218,000, respectively, was expensed. The increase in total interest is primarily due to increases in the Fund's interest rate on its variable rate mortgage loans.

Depreciation expense relates to equipment used for development activity which is being depreciated over five to seven years.

No benefit for income taxes was provided during the nine months ended September 30, 2000 and 1999, as the Fund has recorded a valuation allowance equal to the amount of the recorded benefit. The Fund has determined that it is more likely than not that the net deferred tax asset will not be realized.

---------------------------------

Provisions for Write-down to Net Realizable Value
-------------------------------------------------

The Fund periodically reviews the value of land and inventories and determines whether any write- downs need to be recorded to reflect declines in value. The estimated net realizable value of real estate inventories represents management's estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Fund's real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated. The Fund did not record any write-downs during the nine months ended September 30, 2000 and 1999.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. The Fund's debt instruments bear interest at both variable and fixed rates as discussed in Note 8 of the Fund's financial statements. At September 30, 2000, a hypothetical 100 basis point increase in interest rates would result in an approximate $207,000 increase in interest expense and an approximate $127,000 decrease in the fair value of debt for the nine months then ended. During the three and nine months ended September 30, 2000, the majority of interest expense incurred was capitalized in inventory.

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



Date: November 14, 2000