Form 10-K
period 2000-12-31
NTS MORTGAGE INCOME FUND
filed 2001-04-03
CIK 841942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 2000
                         -------------------------------------------------------

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                       0-18550
                       ---------------------------------------------------------

                        NTS MORTGAGE INCOME FUND
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                              61-1146077
--------------------------------                     ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification Number)

   10172 Linn Station Road
    Louisville, Kentucky                                        40223
--------------------------------                     ---------------------------
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

                              Share of Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                        [X]

As of March 15, 2001 there were approximately 3,187,000 shares of common stock outstanding. The aggregate sales price for shares sold was approximately $63,690,000. There is no current market for these shares although it is possible that one will develop.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the prospectus of the registrant dated March 31, 1989, as supplemented by Supplement No. 1, No. 2, No. 3, No. 4, No. 5 and No. 6 dated October 16, 1989, March 29, 1990, April 23, 1990, July 25, 1990, September 6,
1990 and August 23, 1991, respectively, (collective with the "Prospectus") and filed pursuant to Rule 424 under the Securities Act of 1933, are incorporated by reference into this Annual Report on Form 10-K.

                                TABLE OF CONTENTS
                                -----------------
                                     PART I
                                     ------
                                                                           Pages
                                                                           -----
Items 1. and 2.       Business and Properties                                3-5

Item 3.               Legal Proceedings                                        5

Item 4.               Submission of Matters to a Vote of Security Holders      5

                                     PART II
                                     -------

Item 5.               Market for the Registrant's Shares
                           and Related Stockholder Matters                     6

Item 6.               Selected Financial Data                                  7

Item 7.               Management's Discussion and Analysis of Financial
                           Condition and Results of Operations              8-18

Item 7A.              Quantitative and Qualitative Disclosures About
                           Market Risk                                        19

Item 8.               Financial Statements and Supplementary Data          20-52

Item 9.               Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                53

                                    PART III
                                    --------

Item 10.              Directors and Executive Officers of the Registrant   54-57

Item 11.              Executive Compensation                                  57

Item 12.              Security Ownership of Certain Beneficial
                           Owners and Management                              57

Item 13.              Certain Relationships and Related Transactions       58-59

                                     PART IV
                                     -------

Item 14.              Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K                                60

Signatures                                                                    61

                                     PART I
                                     ------

Items 1. and 2.       Business and Properties
                      -----------------------

NTS Mortgage Income Fund (the "Fund"), a Delaware corporation, was formed on September 26, 1988. The Fund originally operated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended from inception through December 31, 1996. The acquisition of the capital stock of NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company, which is discussed below, caused the Fund to change its tax status to a "C" Corporation under the Code as of January 1, 1997. NTS Corporation is the sponsor of the Fund (the "Sponsor"). NTS Advisory Corporation is the advisor to the Fund (the "Advisor") and NTS Residential Management Company is the manager of the operations of the Fund's wholly-owned subsidiaries ("NTS Management"). NTS Advisory and NTS Management are affiliates of and are under common control with NTS Corporation.

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

As previously reported, on February 12, 1997, the Fund entered into a letter of intent ("Letter of Intent") with NTS Corporation, the Sponsor of the Fund, NTS/Lake Forest II Residential Corporation, a Kentucky corporation which then was an affiliate of and under common control with NTS Corporation ("NTS/LFII"), NTS/Virginia Development Company, a Virginia corporation which then was an affiliate of and under control with NTS Corporation ("NTS/VA") and NTS Development Company, a Kentucky corporation and a wholly-owned subsidiary of NTS Corporation. The Letter of Intent contemplated the restructuring of the Fund's loans to NTS/LFII and NTS/VA, and the acquisition of control by the Fund of the Lake Forest North project in Louisville, Kentucky, and the Fawn Lake project near Fredericksburg, Virginia.

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

Items 1 and 2.        Business and Properties - Continued
                      -----------------------------------

NTS/LFII is the owner and developer of the Lake Forest North single-family residential community located in Louisville, Kentucky, and will continue to own and develop the Lake Forest North project to completion and orderly sale as a wholly-owned subsidiary of the Fund. As of December 31, 2000, approximately 799 of 1,161 total lots have been developed and approximately 65% of the total projected lots to be developed have been sold.

NTS/VA is the owner and developer of the Fawn Lake single-family residential community located near Fredericksburg, Virginia, and will continue to own and develop the Fawn Lake project to completion and orderly sale as a wholly-owned subsidiary of the Fund. NTS/Residential Properties, Inc. - Virginia, a Virginia corporation and an affiliate of the Sponsor of the Fund, will continue to act as a broker and agent for NTS/VA for the sale of lots within the Fawn Lake project, and as broker and agent for approved builders in the Fawn Lake project for the sale of new homes. As of December 31, 2000, approximately 558 of 1,398 total lots have been developed and approximately 34% of the total projected lots to be developed have been sold.

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

The terms of the restructuring and of the Management Agreements were negotiated on behalf of the Fund by a committee of the Fund's Board of Directors (the "Special Committee") consisting only of the Independent Directors. The Special Committee believes that the terms of the restructuring and of the Management Agreements are as favorable to the Fund as could have been obtained from unrelated third parties under the circumstances.

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

Items 1 and 2.        Business and Properties - Continued
                      -----------------------------------

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

The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of December 31, 2000, 1999 and 1998, the Fund's percentage interest was 50% and the Fund's share of the Joint Venture's net loss for the years ended December 31, 2000, 1999 and 1998 was $3,017,862, $405,183 and
$247,879, respectively.

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

Item 3.       Legal Proceedings
              -----------------
None.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

The Fund did not submit any matters to a vote of its security holders during the last quarter of the year ending December 31, 2000.

                                     PART II
                                     -------

Item 5.       Market for Registrant's Shares and Related Stockholder Matters
              --------------------------------------------------------------

The selling price of the Shares was $20 per Share. The Fund's Shares are freely transferable but are not listed or included for quotation on a national securities exchange. As of March 1, 2001, there were 3,317 record holders of the Fund's Shares. No dividends were declared during 2000, 1999 or 1998.

The continued needs of the Fund and its subsidiaries (to which the Fund formerly had outstanding Mortgage Loans) may significantly reduce the Fund's cash flows. Therefore, the Fund's Board of Directors decided to terminate the Fund's quarterly distribution for the foreseeable future effective as of the first quarter of 1997.

Item 6.       Selected Financial Data
              -----------------------

Years ended December 31, 2000, 1999, 1998, 1997, and 1996.(1)

                                          2000                1999               1998                1997                1996
                                    ----------------    -----------------  ----------------    ----------------    ----------------
Inventory                            $   52,206,560      $    55,438,644   $    53,264,438      $   51,917,990     $             -
                                      ==============      ===============   ===============      ==============     ===============

Affiliated mortgage loans
  receivable, net (3)                $            -      $             -   $             -      $            -     $    66,287,764
                                      ==============      ===============   ===============      ==============     ===============

Total assets                         $   57,780,576      $    65,094,003   $    65,552,757      $   64,184,368     $    68,745,709
                                      ==============      ===============   ===============      ==============     ===============

Total notes payable (6)              $   26,329,279      $    28,342,811   $    28,850,539      $   24,505,233     $    18,801,517
                                      ==============      ===============   ===============      ==============     ===============

Net revenues and other (4)           $    3,629,887      $     4,520,531   $     2,628,950      $    4,678,937     $     3,304,995

Total expenses (2)                       12,758,834            5,369,847         4,098,561          18,385,887           2,454,686
                                      --------------      ---------------   ---------------      --------------     ---------------

Net income (loss) before
  extraordinary expense                  (9,128,947)            (849,316)       (1,469,611)        (13,706,950)            850,309
                                      --------------      ---------------   ---------------      --------------     ---------------

Extraordinary expense (7)                   114,156                    -                 -                   -                   -
                                      --------------      ---------------   ---------------      --------------     ---------------

Net income (loss)                    $   (9,243,103)     $      (849,316)  $    (1,469,611)     $  (13,706,950)    $       850,309
                                      ==============      ===============   ===============      ==============     ===============

Weighted average number of
  shares                                  3,187,333            3,187,333         3,187,333           3,187,333           3,187,333
                                      ==============      ===============   ===============      ==============     ===============

Per share of common stock:
  Income (loss) before
    extraordinary expense            $        (2.86)     $         (0.27)  $         (0.46)     $        (4.30)    $          0.27
  Extraordinary expense                       (0.04)                   -                 -                   -                   -
                                      --------------      ---------------   ---------------      --------------     ---------------
  Net income (loss) per share        $        (2.90)     $         (0.27)  $         (0.46)     $        (4.30)    $          0.27
                                      ==============      ===============   ===============      ==============     ===============

Taxable income (loss) (5)            $   (3,311,279)     $    (1,791,304)  $    (1,488,574)     $     (387,081)    $       631,114
                                      ==============      ===============   ===============      ==============     ===============

Taxable income (loss) per share      $        (1.04)     $          (.56)  $          (.47)     $         (.12)    $           .20
                                      ==============      ===============   ===============      ==============     ===============

Cash dividends declared              $            -      $             -   $             -      $            -     $       605,601
                                      ==============      ===============   ===============      ==============     ===============

Cash dividends declared per
  share of common stock              $            -      $             -   $             -      $            -     $           .19
                                      ==============      ===============   ===============      ==============     ===============


(1) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.
(2) Expenses for 2000 included an asset impairment charge in the amount of $4.5 million related to a write down of inventory at NTS/LFII (see Note 6). Also included in 2000 expenses is an asset impairment charge for inventory of $2.6 million related to the Fund's investment in an unconsolidated affiliate (see Note 3). Expenses for 1997 include an asset impairment charge in the amount of $11.6 million. This related to the Fund's acquisition of the stock of NTS/LFII and NTS/VA. Also included in the 1997 expenses is an asset impairment charge of approximately $3.7 million related to the Fund's investment in an unconsolidated affiliate.
(3) Represents the carrying amount of the mortgage loans, which is equal to their face amount less unamortized commitment fees and unaccreted discounts. The 1996 balance is net of an allowance for loan losses of $1,500,000.
(4) Total revenue and other income included the gross profit and lot sales generated by NTS/LFII and NTS/VA from October 1, 1997 (the date of acquisition) through December 31, 1997. Prior to October 1, 1997, the Fund's primary source of revenues was interest income earned on affiliated mortgage loans.
(5) See Note 9 of Notes to Consolidated Financial Statements for an explanation of differences between net income and taxable income.
(6) The balances presented as notes payable include notes payable to third parties and note payable to affiliates.
(7)  Represents a write-off of unamortized loan costs of approximately $114,000.

Item 7.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations
              ---------------------

Management's Discussion and Analsysis of Financial condition and Results of Operations ("MD&A") is structured in three major sections. The first section provides information related to liquidity and capital resources. The second section analyzes consolidated cash flows and financial conditions. The final section analyzes results of operations on a consolidated basis. A discussion of certain market risks also follows. MD&A should be read in conjunction with the financial statements in Item 8 and the cautionary statements below.

Cautionary Statements
---------------------

Some of the statements included in this Items 1 and 2, Business and Properties, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Fund anticipates," "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Fund expected also may not occur or occur in a different manner, which may be more or less favorable to the Fund. The Fund does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

The Fund's subsidiaries, NTS/LFII and NTS/VA, and the Joint Venture, in which the Fund has a 50% interest, are engaged in the development and sale of residential subdivision lots, the pricing and sale of which are subject to risks generally associated with real estate development and applicable market forces beyond the control of the Fund and/or its subsidiaries, including general and local economic conditions, competition, interest rates, real estate tax rates, other operating expenses, the supply of and demand for properties, zoning laws, other governmental rules and fiscal policies, and acts of God. All of the properties owned by NTS/LFII, NTS/VA and the Joint Venture are encumbered by development loans from third party lenders which, given the nature of the risks incumbent in real estate investment and development activities as stated above, are inherently subject to default should the ability of NTS/LFII, NTS/VA, the Joint Venture and/or the Fund to make principal and interest payments under such development loans become impaired.

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

Liquidity and Capital Resources
-------------------------------

Prior to October 1, 1997, the Fund's primary source of liquidity had been from the interest earned on the mortgage loans and on the temporary investments. The Fund's current source of liquidity is primarily the ability of its subsidiaries (to which the Fund formerly had outstanding mortgage loans) to draw upon their respective development loans. Additional liquidity is provided by net proceeds retained from residential lot closings on the sale of the properties owned by the Fund's subsidiaries and OLFJV in which the Fund has a 50% interest. The various development loans call for principal payments ranging from 72% to 91% of gross receipts from lot sales.

The continued cash needs of the Fund and its subsidiaries have significantly reduced the Fund's cash flows. Therefore, the Fund's Board of Directors decided to terminate the Fund's quarterly distribution for the foreseeable future effective as of the first quarter of 1997.

As previously reported, on February 12, 1997, the Fund entered into a letter of intent ("Letter of Intent") with NTS Corporation, the Sponsor of the Fund, NTS/LFII, NTS/VA and NTS Development Company, a Kentucky corporation and a wholly-owned subsidiary of NTS Corporation. The Letter of Intent contemplated the restructuring of the Fund's loans to NTS/LFII and NTS/VA, and the acquisition of control by the Fund of the Lake Forest North project in Louisville, Kentucky, and the Fawn Lake project near Fredericksburg, Virginia.

The Fund consummated the restructuring as described in the Letter of Intent by acquiring all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA effective as of October 1, 1997, for a nominal purchase price. Concurrent with this transaction, the existing indebtedness of NTS/LFII and NTS/VA to the Fund was converted to equity. The acquisition was closed pursuant to (i) an agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and its shareholders, NTS/VA and certain of its shareholders, NTS Corporation, NTS Advisory Corporation, a Kentucky corporation and Advisor to the Fund (the "Advisor") and NTS Residential Management Company, a Kentucky corporation ("NTS Management"), and (ii) an agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and certain shareholders of NTS/VA and NTS Corporation. The Advisor and NTS Management are affiliates of and are under common control with NTS Corporation.

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

Reimbursements of approximately $2,043,000, $1,713,000 and $1,439,000 were accrued to NTS Management or an affiliate during the years ended December 31, 2000, 1999 and 1998, respectively. These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LF II and
NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals rendering services full time and on site at the residential projects, with respect to the residential projects but who are not on site and with respect to the residential projects but who have multiple residential project responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site or those with multiple residential project responsibilities, costs are pro-rated by NTS
Management and allocated to the appropriate residential project. These reimbursements are included within selling, general and administrative - affiliates in the accompanying consolidated statements of operations.

In addition to the expense reimbursement noted above, NTS Management is also entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the years ended December 31, 2000, 1999 and 1998, were approximately $561,000, $567,000 and $496,000, respectively. These amounts are classified as selling, general and administrative - affiliates in the accompanying consolidated statements of operations.

Reference is made to Note 8 of the Notes to Financial Statements for a breakdown of these related party charges.

As presented in the accompanying consolidated balance sheet as of December 31, 2000, accounts payable - affiliates of $3,809,658 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by the Fund as of December 31, 2000 and those amounts that will accrue during fiscal 2001 through the period

-------------------------------------------

ending March 31, 2002, other than as permitted by cash flows of the Fund. There can be no assurances that this level of support will continue past March 31, 2002.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS VA and the Fund's share of the cash flow of the Joint Venture would have been sufficient to enable the Fund to have returned to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders' original capital contribution. As of December 31, 2000, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 2000, no amount had been accrued as an incentive payment in the Fund's consolidated financial statements.

The terms of the restructuring and of the Management Agreements were negotiated on behalf of the Fund by a committee of the Fund's Board of Directors (the "Special Committee") consisting only of the Independent Directors. The Special Committee believes that the terms of the restructuring and of the Management Agreements are at least as favorable to the Fund as could have been obtained from unrelated third parties under the circumstances.

On October 31, 2000, NTS/VA and NTS/LFII entered into a loan agreement with a financial institution for a combined principal sum of up to $18,000,000 and used approximately $5,930,000 and $10,494,000 to pay the entire principal balance of the NTS/LFII and NTS/VA loans, respectively. The new loan is secured by the NTS/LFII and NTS/VA projects, a $2 million letter of credit issued by a third party lender with the NTS/VA and NTS/LFII lender stated as the beneficiary, a guarantee by the Fund for the full $18,000,000, and a personal guarantee by J.D. Nichols for 50% of the outstanding loan balance. Additionally, the Joint Venture will be required to apply 50% of the net sales proceeds against the outstanding loan balance from the lot sales in the Joint Venture's project once its present loan is paid in full. The lender requires contracts on lots with gross proceeds exceeding 80% of a section's development costs before advancing funds for a newly developed section at NTS/VA. The loan is a reducing revolver and the maximum amount outstanding at the end of each year shall be as follows:


             December 31, 2000                 $     18,000,000
             December 31, 2001                 $     16,500,000
             December 31, 2002                 $     11,000,000
             December 31, 2003                 $      7,000,000
             December 31, 2004                 $      4,000,000

The Fund's projections indicate that it will meet the minimum principal payment requirement at December 31, 2001.

NTS/LFII is also encumbered by a mortgage loan in the amount of $4,000,000 (with an outstanding balance of $2,490,000 as of December 31, 2000) from an unaffiliated lender which is secured by a first mortgage on the Lake Forest Country Club and golf course (approximately 176 acres of residential land and improvements thereon). The note bears interest at the Prime Rate + .5%, payable monthly, guaranteed by the Fund's sponsor. Principal payments totaling $300,000 are due

-------------------------------------------

twice a year, February through July and August through January. On January 31, 2000, an amendment reduced the principal payment requirement for the period August 1, 1999 through January 31, 2000 to $100,000. The primarily source of principal payments will be initiation fees received.

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

The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of December 31, 2000 and 1999, the Fund's percentage interest was 50%, and the Fund's investment balance in the Joint Venture was $1,329,427 and $4,151,307, respectively. The Fund's share of the Joint Venture's net loss for the years ended December 31, 2000, 1999 and 1998, was $3,017,862, $405,183 and
$247,879, respectively.

Key Elements of the Consolidated Statements of Cash Flows:


                                                            2000                      1999                     1998
                                                    ---------------------     ---------------------     -------------------
Net cash provided by (used for) operating
  activities                                           $        2,464,424             $     259,355          $   (3,152,180)

Net cash used for investing activities                           (522,977)                 (318,148)               (446,334)
                                                       -------------------             -------------          --------------

Net cash flows from operating and investing
  activities                                                    1,941,447                   (58,793)             (3,598,514)

Net cash provided by (used for) financing
  activities                                                   (1,990,004)                 (383,794)              3,246,678
                                                       -------------------             -------------          --------------

Net decrease in cash and cash equivalents             $           (48,557)            $    (442,587)         $     (351,836)
                                                       ===================             =============          ==============

Operating Activity
------------------

Cash provided by operating activities was approximately $2,464,000 for the year ended December 31, 2000. The primary components of the cash provided for operating activities were the continued deferral of accounts payable to affiliates of approximately $2,615,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements. In addition, there was an increase in accounts payable of $1,338,000, which was primarily for the development of NTS/LFII and NTS/VA projects, offset by additions to inventory of approximately $949,000.

Cash provided by operating activities was approximately $259,000 for the year ended December 31, 1999. The primary components of the cash provided for operating activities were a net loss of approximately $849,000, an increase in accounts payable to the affiliate of approximately $1,194,000, decrease in notes receivable of approximately $1,164,000, offset by additions to inventory of approximately $1,877,000.

Cash used for operating activities was approximately $3,152,000 for the year ended December 31, 1998. The primary components of the use of cash for operating activities were a net loss of approximately $1,470,000, a decrease in accounts payable of approximately $949,000 and net additions to inventory of approximately $1,120,000.

Investing Activity
------------------

Cash used for investing activities was approximately $523,000 for the year ended December 31, 2000. The components of the use of cash for investing activities were additional capital contribution to an unconsolidated affiliate of $196,000 and capital additions, primarily at the NTS/LFII and NTS/VA golf operations of approximately $327,000.

Cash used for investing activities was approximately $318,000 for the year ended December 31, 1999. The components of the use of cash were additional capital contributions to an unconsolidated affiliate of approximately $94,000 and capital additions, primarily at the NTS/LFII and NTS/VA golf operations of approximately $225,000.

Cash used for investing activities was approximately $446,000 for the year ended December 31, 1998. The components of the use of cash for investing activities were additional capital contribution to an unconsolidated affiliate of $186,000 and capital additions, primarily at the NTS/LFII and NTS/VA golf operations of approximately $261,000.

Financing Activity
------------------

Cash used for financing activities was approximately $1,990,000 for the year ended December 31, 2000. The components of the use of cash provided by financing activities were net payments on notes payable relating to the development loans for NTS/LFII and NTS/VA projects of approximately $2,432,000 partially offset by net borrowings on notes payable to affiliate of approximately $546,000 which were used primarily to fund activities of the NTS/VA project.

------------------------------

Cash used for financing activities was approximately $384,000 for the year ended December 31, 1999. The primary components of the cash used by financing activities were net borrowings on notes payable of approximately $5,583,000 which included approximately $6,697,000 of borrowings to repay a note payable to an affiliate and net payments of $1,114,000 relating to the development loans for NTS/LFII and NTS/VA projects.

Cash provided by financing activities was approximately $3,247,000 for the year ended December 31, 1998. The primary components of the cash provided by financing activities were net borrowings on notes payable relating to the development loans for NTS/LFII and NTS/VA projects of approximately $3,565,000, net borrowings on notes payable to affiliate of approximately $781,000 which were used primarily to fund activities of the NTS/VA project and repayment of advances to affiliates of approximately $631,000 which were initially used to fund development costs at the NTS/VA project.

NTS Guaranty Corporation (the "Guarantor"), an affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their original capital contributions, as defined in the Fund's prospectus. As of December 31, 2000, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

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

Results of Operations
---------------------

Revenues
--------

The following is an analysis of material changes in results of operations for the periods ending December 21, 2000, 1999 and 1998. Items that did not have a material impact on operations for the periods listed have been excluded from this discussion.

Revenue for the year ended December 31, 2000, includes approximately $13,793,000 in lot sales consisting of approximately $7,292,000 and $6,501,000 from NTS/LFII and NTS/VA, respectively. During this period 137 lots were sold for an average selling price of approximately $101,000. Additionally, revenue for the year ended December 31, 2000, includes approximately $149,000 recognized as revenue from an installment sale at NTS/VA.

Revenue for the year ended December 31, 1999, includes approximately $14,256,000 in lot sales consisting of approximately $9,250,000 and $5,006,000 from NTS/LFII and NTS/VA, respectively. During this period 165 lots were sold for an average selling price of approximately $86,400.

--------------------

Management feels that the higher average selling price of lots closed for the year ended December 31, 2000 compared to 1999, is a result of a dominant market position at NTS/LFII in the Louisville, Kentucky market along with the developing and selling more premium golf course property at NTS/LFII.

Revenue for the year ended December 31, 1998, includes approximately $8,061,000 in lot sales consisting of approximately $5,892,000 and $2,169,000 from NTS/LFII and NTS/VA, respectively. During this period 136 lots were sold for an average selling price of approximately $59,000.

The average selling price per lot was higher in 1999 compared to 1998 primarily attributable to the sale of an entire lot section to a single builder in the Fawn Lake Project during 1998. These lots sold for a lower average price of approximately $54,000 since they were smaller lots for the construction of patio homes.

Cost of sales for the year ended December 31, 2000, 1999 and 1998 were approximately $10,600,000, $10,027,000 and $6,168,000, respectively.

Presented below are the gross profit margins for the years ended December 31, 2000, 1999 and 1998:

                                                           2000                 1999                 1998
                                                     ----------------    ------------------    ----------------
NTS/LFII                                                   18%                  24%                  24%
NTS/VA                                                     30%                  40%                  23%

     Combined gross profit margins                         24%                  30%                  23%


The difference in the cost of sales percentage of NTS/LFII compared to NTS/VA and the difference in the lot sales mix will create a proportionate change in the combined gross profit margin throughout a given year. The decrease in gross profit margin is a function of a change in the estimates of sales values, development costs and absorption periods over the life of the project. The estimates are performed at the end of each fiscal year and the resulting cost of sales percentages are applied prospectively. Management assesses the basis for these annual projections at the end of each quarter and if changes in facts and circumstances warrant interim adjustments are made to the cost of sales percentages prospectively. In comparing the gross margin percentages for the year ended December 31, 2000, 1999, and 1998, respectively, Management's estimates have changed relative to the ultimate sales values, development costs and absorption periods, and inherent economic volatility of residential real estate they now believe will be realized during the duration of the projects. Management feels that the decrease in the gross profit margin for 2000 compared to 1999 will more likely than not be a permanent decrease.

During the year ended December 31, 1998, the Fund realized approximately $382,000 of proceeds from a loan previously made to the Joint Venture project during the time the Fund operated as a REIT. This loan was written off by the Fund prior to its investment in the Joint Venture. The Fund had previously established a $1,500,000 loan loss reserve regarding a temporary mortgage loan to the Joint Venture. During the third quarter 1997, the Fund received 100% of the amount due on this loan and determined the loan loss reserve was no longer needed.

--------------------

Interest income on cash equivalents and miscellaneous income includes interest income earned from short-term investments made by the Fund with cash reserves for each of the three years in the period ended December 31, 2000, as well as interest earnings on notes receivable for the fiscal years ended December 31, 2000, 1999 and 1998.

Expenses
--------

The expenses presented as selling, general and administrative - affiliates on the accompanying consolidated statements of operations are classified in two ways, expense recovery and overhead recovery. The expense recovery includes direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects, with respect to the residential projects but who are not on site and with respect to the residential projects but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project.

Reimbursements for expense recovery of approximately $2,043,000, $1,713,000 and $1,439,000 were made to NTS Management or an affiliate during the years ended December 31, 2000, 1999 and 1998, respectively, for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund.

Reimbursements for expense recovery increased approximately $330,000 in 2000 compared to 1999. This increase is due to the cost of additional finance and accounting staff of approximately $131,000 at NTS/LFII and NTS/VA, since in 1999 NTS/LFII and NTS/VA were not fully staffed. The increase is also a result of an increase of approximately $65,000 in data processing efforts associated with replacing the current management software system for NTS/LFII and NTS/VA. These efforts will continue through the year ending December 31, 2001. In addition, there was an increase in sales and marketing efforts at NTS/LFII of approximately $56,000, and an increase in sales salaries and commissions paid to sales agents employed by NTS/LFII and NTS/VA of approximately $95,000.

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

For the years ended December 31, 1999 and 1998, the amounts incurred for selling, general and administrative expenses were approximately $2,353,000 and $1,437,000, respectively. The increase in 1999 compared to 1998 is primarily attributable to an increase in advertising and marketing costs

--------------------

of approximately $724,000. Additional marketing promotions, new brochures, and enhanced newspaper inserts at NTS/VA, and a home show exhibit at NTS/LFII generated sales traffic through the NTS/VA and NTS/LFII communities, and as a result of these efforts, lot sales increased for the year ended 1999 compared to 1998.

Additionally,  NTS  Management is entitled to an overhead  recovery,  which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. For the years ended December 31, 2000, 1999 and 1998 overhead recovery incurred was approximately $561,000, $567,000 and $496,000, respectively.

The increase in overhead recovery for the year end December 31, 1999 compared to 1998 was due to an increase in sales.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings and its subsidiaries borrowings as well as in the capitalization percentage. For the years ended December 31, 2000 and 1999 approximately $2,749,000 and $2,652,000, was capitalized in inventory and approximately $149,000 and $261,000, respectively, was expensed.

Depreciation expense relates to equipment used for development activity which is being depreciated over five to seven years. Amortization expense relates primarily to loan costs which are being amortized over the life of the related loan.

Pursuant to the guidance set forth in SFAS No. 121, the Fund recorded an impairment charge in the fourth quarter ended December 31, 2000, reducing the carrying value of inventory related to the NTS/LFII project. This determination was based upon management's most recent assessment of NTS/LFII's projection through completion of the development. The NTS/LFII projection indicated the carrying amount of the long-lived assets exceeded the expected undiscounted net cash flows to be received through the completion of the NTS/LFII project. The circumstances involved in this determination related to the increase in expected development costs to complete the NTS/LFII project.

The impairment charge was determined by management of the Fund utilizing a discounted cash flows model. The impairment resulted in a charge of $4,500,000 presented in the accompanying financial statements within the statements of operations line item described as "Asset Impairment Charge."

Generally Accepted Accounting Principles ("GAAP") requires that investments in unconsolidated affiliates be recorded at the lower of carrying value or fair market value. The application of these principles resulted in an asset impairment charge of $5.2 million for OLFJV, the Fund's portion being $2.6 million. This charge is included in the loss from investment in unconsolidated affiliate on the accompanying consolidated statements of operations. All estimates used in this evaluation represent management's best estimates based on the facts present at the date of such evaluations.

--------------------

The loan agreement permits the lender to reconsider funding of draws under certain conditions, including among others, that neither NTS/VA, NTS/LFII, nor the Fund experience a material adverse change in financial condition or creditworthiness as defined in the agreement. As a result of the asset impairment charges recognized in relation to the NTS/LFII and the Joint Venture inventories during the fourth quarter ended December 31, 2000, the Fund was technically in violation of this provision as of December 31, 2000. The Fund received a letter dated April 2, 2001, from the lender waiving this provision of the agreement with respect to this violation, but reserves the right to exercise this provision for furure years.

No benefit for income taxes was provided during 2000, 1999 or 1998 as the Fund has recorded a valuation allowance equal to the amount of the recorded benefit. The Fund has determined that it is more likely than not that the net deferred tax asset will not be realized. See Note 9 to the Fund's Consolidated Financial Statements for a discussion of the components of the deferred tax asset.

During the year ended December 31, 2000 there was a write off of unamortized loan costs remaining on the previous NTS/LFII loan for approximately $114,000 which is shown as an extraordinary expense on the accompanying consolidated statements of operations. This loan was paid off in full on October 31, 2000 from borrowings on a new loan with a different lending institution. The remaining unamortized loan costs on the previous NTS/VA loan was deferred and amortized over the term of the new loan arrangement since the new loan was with the same lending institution.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. The Fund's debt instruments bear interest at both variable and fixed rates as further discussed in Note 7 of the Fund's financial statements under Item 8 of this Form 10-K. At December 31, 2000, a hypothetical 100 basis point increase in interest rates would result in an approximately $270,000 increase in interest expense. During the year ended December 31, 2000, the majority of interest expense incurred was capitalized in inventory.

Item 8.       Financial Statements and Supplementary Data
              -------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Stockholders of NTS Mortgage Income Fund:

We have audited the accompanying consolidated balance sheets of the NTS Mortgage Income Fund and subsidiaries (the Fund) (a Delaware corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Fund's Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                                    ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2001
(Except with respect to the matter discussed in Note 14, as to which the date is April 2, 2001)


                            NTS MORTGAGE INCOME FUND
                            ------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------


                                                                           2000                        1999
                                                                 ------------------------     -----------------------

ASSETS
------
Cash and equivalents                                              $               570,465    $              619,022
Membership initiation fees and other accounts
  receivable, net of allowance of approximately $88,000                         1,312,448                 1,406,376
  and $75,000
Notes receivable                                                                1,213,191                 2,139,857
Inventory                                                                      52,206,560                55,438,644
Property and equipment, net of accumulated
  depreciation of approximately $745,000 and $479,000                             566,008                   505,219
Investment in unconsolidated  affiliate                                         1,329,427                 4,151,307
Advances to  affiliates                                                            20,252                         -
Other assets                                                                      562,225                   833,578
                                                                   ----------------------     ---------------------

     TOTAL ASSETS                                                 $            57,780,576    $           65,094,003
                                                                   ======================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued expenses                             $             3,195,691    $            1,857,760
Accounts payable -  affiliates                                                  3,809,658                 1,194,395
Notes payable -  affiliates                                                       418,657                         -
Mortgages and notes payable                                                    25,910,622                28,342,811
Lot deposits                                                                      185,257                   161,500
Deferred revenues                                                                  28,885                    62,628
                                                                   ----------------------     ---------------------

     TOTAL LIABILITIES                                                         33,548,770                31,619,094
                                                                   ----------------------     ---------------------

COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders' equity:
   Common stock, $0.001 par value, 6,000,000 shares
   authorized; 3,187,333 shares issued and outstanding                              3,187                     3,187
Additional paid-in-capital                                                     54,163,397                54,163,397
Accumulated deficit                                                           (29,934,778)              (20,691,675)
                                                                   ----------------------     ---------------------

     TOTAL STOCKHOLDERS' EQUITY                                                24,231,806                33,474,909
                                                                   ----------------------     ---------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                                    $            57,780,576    $           65,094,003
                                                                   ======================     =====================


The accompanying notes are an integral part of these consolidated financial statements.


                            NTS MORTGAGE INCOME FUND
                            ------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
              -----------------------------------------------------


                                                               2000                 1999                1998
                                                        -------------------  ------------------- -------------------
REVENUES
--------
Lot sales, net of discounts                                $    13,941,968     $     14,256,114     $     8,061,027
Cost of sales                                                   10,600,444           10,026,656           6,167,853
                                                            ---------------     ----------------     ---------------

     Gross profit                                                3,341,524            4,229,458           1,893,174

Interest income on cash equivalents and
  miscellaneous income                                             288,363              291,073             353,680
Recovery of provision for loan losses                                    -                    -             382,096
                                                            ---------------     ----------------     ---------------
     NET REVENUES                                                3,629,887            4,520,531           2,628,950
                                                            ---------------     ----------------     ---------------

EXPENSES
--------
Selling, general and administrative -  affiliates                2,604,470            2,280,064           1,934,784
Selling, general and administrative                              2,332,664            2,352,831           1,437,413
Interest expense                                                   148,925              260,899             364,173
Other taxes and licenses                                            93,902               30,443              28,116
Depreciation and amortization expense                               61,011               40,427              86,196
Loss from investment in unconsolidated affiliate                 3,017,862              405,183             247,879
Asset impairment charge (Note 6)                                 4,500,000                    -                   -
                                                            ---------------     ----------------     ---------------

     TOTAL EXPENSES                                             12,758,834            5,369,847           4,098,561
                                                            ---------------     ----------------     ---------------

Net loss before federal income tax and                          (9,128,947)            (849,316)         (1,469,611)
  extraordinary expense

Federal income tax expense                                               -                    -                  -
                                                            ---------------     ----------------     --------------

Net loss before extraordinary expense                           (9,128,947)            (849,316)         (1,469,611)
                                                            ---------------     ----------------     ---------------

Extraordinary expense (Note 7)                                     114,156                    -                   -
                                                            ---------------     ----------------     ---------------

Net loss                                                   $    (9,243,103)   $        (849,316)    $    (1,469,611)
                                                            ===============     ================     ===============

Per share of common stock:
  Net loss before extraordinary expense                    $         (2.86)   $            (.27)    $          (.46)
  Extraordinary expense                                              (0.04)                   -                   -
                                                            ---------------     ----------------     ---------------

Net loss per share                                         $         (2.90)   $            (.27)    $          (.46)
                                                            ===============     ================     ===============

Weighted average number of shares                                3,187,333            3,187,333           3,187,333
                                                            ===============     ================     ===============

The accompanying notes are an integral part of these consolidated financial statements.



                            NTS MORTGAGE INCOME FUND
                            ------------------------

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (1)
               ---------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
              -----------------------------------------------------


                                 Common        Common Stock   Additional Paid-     Accumulated
                              Stock Shares        Amount         in-Capital          Deficit            Total
                             --------------- ---------------- ----------------- ----------------- ------------------
Stockholders' equity
  December 31, 1997               3,187,333   $         3,187   $   54,163,397   $  (18,372,748)    $   35,793,836

  Net loss                                -                 -                -        (1,469,611)        (1,469,611)
                              -------------   ---------------    -------------     -------------      -------------

Stockholders' equity
  December 31, 1998               3,187,333             3,187       54,163,397       (19,842,359)        34,324,225

  Net loss                                -                 -                -          (849,316)          (849,316)
                              -------------   ---------------    -------------     -------------      -------------

Stockholders' equity
  December 31, 1999               3,187,333             3,187       54,163,397       (20,691,675)        33,474,909

  Net loss                                -                 -                -        (9,243,103)        (9,243,103)
                              -------------   ---------------    -------------     -------------      -------------

Stockholders' equity
  December 31, 2000               3,187,333  $          3,187   $   54,163,397    $  (29,934,778)    $   24,231,806
                              =============   ===============    =============     =============      =============


(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes are an integral part of these consolidated financial statements.


                            NTS MORTGAGE INCOME FUND
                            ------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
              -----------------------------------------------------


                                                                   2000                  1999                   1998
                                                            ------------------    -------------------    ------------------
CASH FLOWS PROVIDED BY (USED FOR)
---------------------------------
OPERATING ACTIVITIES
--------------------
Net loss                                                         $   (9,243,103)        $     (849,316)     $    (1,469,611)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
    Depreciation and amortization expense                                61,011                 40,427               86,196
    Loss from investment in unconsolidated  affiliate                 3,017,862                405,183              247,879
    Asset impairment charge                                           4,500,000                      -                    -
    Extraordinary charge                                                114,156                      -                    -
 Changes in assets and liabilities:
    Membership initiation fees and other accounts
      receivable                                                         93,928                478,096             (258,983)
    Notes receivable                                                    926,666              1,163,904              269,401
    Inventory                                                          (949,304)            (1,877,229)          (1,120,298)
    Accounts payable -  affiliates                                    2,615,263              1,194,395                    -
    Accounts payable and accrued expenses                             1,337,931               (233,870)            (948,838)
    Lot deposits                                                         23,757                 30,105               33,895
    Deferred revenues                                                   (33,743)               (92,340)               8,179
                                                                  -------------          -------------       --------------

Net cash provided by (used for) operating activities                  2,464,424                259,355           (3,152,180)


CASH FLOWS USED FOR INVESTING
-----------------------------
ACTIVITIES
----------
   Capital contribution to unconsolidated  affiliate                   (195,982)               (93,500)            (185,500)
   Purchase of property and equipment                                  (326,995)              (224,648)            (260,834)
                                                                  -------------          -------------       --------------

Net cash used for investing activities                                 (522,977)              (318,148)            (446,334)
                                                                  -------------          -------------       --------------

CASH FLOWS PROVIDED BY (USED FOR)
---------------------------------
FINANCING ACTIVITIES
--------------------
   Advances to affiliate                                                (20,252)                30,338             (630,880)
   Proceeds from mortgages and notes payable                         11,929,435             20,489,549           17,798,287
   Proceeds from notes payable -  affiliates                            545,657                606,666            3,225,385
   Payments on mortgages and notes payable                          (14,361,624)           (14,906,985)         (14,233,781)
   Payments on notes payable -  affiliates                             (127,000)            (6,696,959)          (2,444,584)
   Other assets                                                          43,780                 93,597             (467,749)
                                                                  -------------          -------------       --------------

Net cash provided by (used in) financing activities                  (1,990,004)              (383,794)           3,246,678
                                                                  -------------          -------------       --------------

Net decrease in cash and equivalents                                    (48,557)              (442,587)            (351,836)

CASH AND EQUIVALENTS, beginning of period                               619,022              1,061,609            1,413,445
                                                                  -------------          -------------       --------------

CASH AND EQUIVALENTS, end of period                              $      570,465         $      619,022      $     1,061,609
                                                                  =============          =============       ==============


The accompanying notes are an integral part of these consolidated financial statements.

                            NTS MORTGAGE INCOME FUND
                            ------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
         --------------------------------------------------------------


1.   Significant Accounting Policies
     -------------------------------

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

         The Fund's subsidiaries include NTS/Lake Forest II Residential Corporation ("NTS/LFII") and NTS/Virginia Development Company
         ("NTS/VA"). These subsidiaries were acquired effective October 1, 1997. Prior to making the acquisitions, the Fund had been the primary creditor of these entities.

         NTS/LFII is in the process of developing approximately 1,161 residential lots of land located in Louisville, Kentucky into a single-family residential community (Lake Forest) and operates a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. As of December 31, 2000, approximately 799 of the 1,161 residential lots have been developed and approximately 65% of the total projected lots to be developed have been sold. In addition, Lake Forest has amenities consisting of a clubhouse, pools, tennis courts, recreation fields and several lakes.

         NTS/VA is in the process of developing approximately 1,398 residential lots of land located in the Chancellor district of Spotsylvania County, Virginia, approximately 60 miles south of Washington D.C., into a single-family residential community (Fawn Lake) and a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. As of December 31, 2000, approximately 558 of the 1,398 total lots have been developed and approximately 34% of the total projected lots to be developed have been sold. Included on the property is a 285 acre lake. In addition, Fawn Lake has amenities consisting of a clubhouse, pool, tennis courts and boat docks.

         The Fund purchased a 50% interest in the Orlando Lake Forest Joint Venture (the "Joint Venture") effective August 16, 1997. Prior to becoming a Joint Venture partner, the Fund had been the Joint Venture's primary creditor. See Note 3 - Investment in Unconsolidated Affiliate for further information pertaining to the investment.

     B)  Basis of Accounting
         -------------------

         The Fund's records are maintained on the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States.

     C)  Principles of Consolidation and Basis of Presentation
         -----------------------------------------------------

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

     D)  Use of Estimates in the Preparation of Consolidated Financial
         -------------------------------------------------------------
         Statements
         ----------

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

     E)  Revenue Recognition
         -------------------

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

     F)  Inventory
         ---------

         Inventory is stated at the lower of cost or net realizable value. Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period, less amounts charged to cost of sales. Inventory costs are allocated to individual lots sold using the relative sales values. The use of the relative sales value method to record cost of sales requires the use of estimates of sales values, development costs and absorption periods over the life of the project. Given the long-term nature of the projects, the use of estimates to determine sales values, development costs, absorption periods and inherent economic volatility of residential real estate, it is reasonably possible that such estimates could change in the near term. Any changes in estimates are accounted for prospectively over the life of the project.

     G)  Long-Lived Assets
         -----------------

         Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value may be written down to fair market value. Application of this standard during the year ended December 31, 2000, resulted in an impairment loss of $4,500,000 for the NTS/LFII project. See Note 6 - Inventory for further information pertaining to this impairment charge.

     H)  Advertising
         -----------

         The Fund expenses advertising costs as incurred. Advertising expense was approximately $1,535,000, $1,523,000 and $718,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

     I)  Environmental Remediation and Compliance
         ----------------------------------------

         Environmental liabilities for remediation costs are accrued based on estimates of known environmental remediation exposures. Liabilities are recognized when they are probable and can be reasonably estimated.
         Environmental compliance costs are expensed as incurred. No such liabilities existed as of December 31, 2000 and 1999.

     J)  Statements of Cash Flows
         ------------------------

         For purposes of reporting cash flows, cash and equivalents include cash on hand and short- term, highly liquid investments with an original maturity of three (3) months or less that are readily convertible to cash.

         Cash payments for interest, net of amounts capitalized and cash payments for income taxes, net of refunds are as follows:


                                                      2000                     1999                    1998
                                              ---------------------    --------------------    --------------------
Interest                                             $      152,679           $     296,120          $      244,295

Federal income taxes                                 $            -           $           -          $            -


     K)  Segment Reporting
         -----------------

         The Fund's reportable operating segments include only one segment which is the development and sale of single-family residential lots.

     L)  Reclassifications
         -----------------

         Certain reclassifications have been made to the 1999 and 1998 financial statements to be in conformity with the 2000 presentation.

2.   Affiliations
     ------------

     The Fund operates under the direction of its Board of Directors who have retained NTS Management to be the sole and exclusive agent of the Fund for day-to-day control and management of the business of the Fund's subsidiaries including (a) the continued operation of NTS/LFII and NTS/VA,
     (b) the operations of the Lake Forest Country Club and the Fawn Lake Country Club, (c) the operations of the Lake Forest Community Association and the Fawn Lake Community Association and (d) the provision and/or sale of ancillary goods and services as selected by NTS Management with respect to any of the foregoing. The Management Agreements have an initial term through and including December 31, 2003, and automatically renew for successive six year terms unless terminated by the Fund, its subsidiaries, or NTS Management upon six months written notice. See Note 8 for further discussion of the Management Agreements. NTS Management is an affiliate of and under common control with NTS Corporation, the Fund's Sponsor. The
     Chairman of the Board of Directors of the Fund is also the majority shareholder of NTS Corporation and is a majority shareholder of the managing general partner in the Orlando Lake Forest Joint Venture of which the Fund is a 50% joint venture partner. NTS Advisory and NTS Management are affiliates of and are under common control with NTS Corporation.

3.   Investment in Unconsolidated Affiliate
     --------------------------------------

     Effective August 16, 1997, the Fund became a partner in the Joint Venture. The other partners in the Joint Venture are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are affiliates of and are under common control with the Fund's Sponsor. The Joint Venture will continue to operate under its current legal name as the Orlando Lake Forest Joint Venture.

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

     The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of December 31, 2000 and 1999, the Fund's percentage interest was 50%, and the Fund's investment balance in the Joint Venture was $1,329,427 and $4,151,307, respectively. The Fund's share of the Joint Venture's net loss for the years ended December 31, 2000, 1999 and 1998, was $3,017,862, $405,183 and $247,879, respectively.

     GAAP requires that such investments be recorded at the lower of carrying value or fair market value. The application of these principles resulted in an asset impairment charge of $5.2 million in the fourth quarter of 2000, the Fund's portion being $2.6 million. All estimates used in this evaluation represent management's best estimates based on the facts present at the date of such evaluations.

     --------------------------------------------------

     During the year ended 2000, the Fund and the other joint venture partners contributed as a capital contribution $391,964 to the joint venture, the Fund's portion being $195,982.

     During the year ended 1999, the Fund and the other joint venture partners contributed as a capital contribution $187,000 to the joint venture, the Fund's portion being $93,500.

     Presented below are approximate condensed balance sheets for the Joint Venture as of December 31, 2000 and December 31, 1999, and approximate statements of operations for the three years ended December 31, 2000, 1999 and 1998:

                                                         December 31, 2000                  December 31, 1999
                                                   ------------------------------     ------------------------------
Balance Sheets
--------------
Notes receivable                                   $                       84,000     $                      296,000
Inventory                                                               8,805,000                         14,755,000
Other, net                                                                242,000                            266,000
                                                    -----------------------------      -----------------------------

     Total assets                                  $                    9,131,000     $                   15,317,000
                                                    =============================      =============================

Mortgages and notes payable                                             4,401,000                          5,299,000
Other liabilities                                                       2,071,000                          1,715,000
Equity                                                                  2,659,000                          8,303,000
                                                    -----------------------------      -----------------------------

     Total liabilities and equity                  $                    9,131,000     $                   15,317,000
                                                    =============================      =============================


                                                                 Year Ended December 31,
                                     --------------------------------------------------------------------------------
                                              2000                         1999                        1998
                                     ----------------------       ----------------------      -----------------------
Statements of Operations
------------------------
Lot sales, net of discounts                 $     3,804,000           $        3,437,000          $         2,625,000
Cost of sales                                    (2,925,000)                  (2,551,000)                  (1,742,000)
Other expenses, net                              (6,915,000)                  (1,696,000)                  (1,379,000)
                                             --------------            -----------------           ------------------

     Net loss                               $    (6,036,000)          $         (810,000)         $          (496,000)
                                             ==============            =================           ==================


4.   Member Initiation Fees and Other Accounts Receivable
     ----------------------------------------------------

     Fawn Lake Country Club and Lake Forest Country Club membership initiation fees receivable totaled approximately $766,000 and $911,000 as of December 31, 2000 and 1999. The receivable is net of a discount of $66,000 and $75,000, respectively, recorded to allow for the present value of the membership initiation fee receivables considering the estimated timing of collections.

5.   Notes Receivable
     ----------------

     Notes receivable are secured by a first mortgage on lots sold to individuals. The notes bear interest at the prevailing market rates at the time the lots were sold. The majority of the notes are due between five and seven years, monthly payments are based on a 30-year amortization and the balance is due at the maturity date. Notes totaling approximately $1,123,000 and $2,015,000 are pledged as security for notes payable to banks under certain Warehouse Line of

     ----------------------------

     Credit Agreements and other debt agreements as of December 31, 2000 and 1999, respectively. There are also $90,000 and $125,000 of notes held by NTS/VA that are not pledged as of 2000 and 1999, respectively. Approximately $311,000, $118,000, $4,000, $4,000, and $129,000 of the notes receivable balance, as of December 31, 2000, are due during the years ended December 31, 2001 through 2005, respectively. Approximately $557,000 of the notes receivable balance relates to the sale of 24 lots to one builder in fiscal 1998 at NTS/VA. The $557,000 note bearing interest at the Prime Rate plus 1% is due in monthly installments commencing June 29, 2001, with any outstanding principal and interest payable in full on December 29, 2003.

6.   Inventory
     ---------

     Inventory consists of approximately the following as of December 31, 2000:


                                                      NTS/LFII                   NTS/VA                Consolidated
                                               -----------------------    ---------------------    --------------------
Land held for future development,
  under development and completed lots           $             672,000         $     23,023,000        $     23,695,000

Country club (net of membership
  initiation fees)                                           7,720,000               11,066,000              18,786,000

Amenities                                                    1,663,000                8,063,000               9,726,000
                                                  --------------------          ---------------         ---------------

                                                 $          10,055,000         $     42,152,000        $     52,207,000
                                                  ====================          ===============         ===============


     Inventory consists of approximately the following as of December 31, 1999:


                                                      NTS/LFII                   NTS/VA                Consolidated
                                               -----------------------    ---------------------    --------------------
Land held for future development,
  under development and completed lots              $        3,772,000       $       23,517,000       $      27,289,000

Country club (net of membership
  initiation fees)                                          10,847,000                9,431,000              20,278,000

Amenities                                                    2,296,000                5,576,000               7,872,000
                                                     -----------------        -----------------        ----------------

                                                    $       16,915,000       $       38,524,000       $      55,439,000
                                                     =================        =================        ================



     NTS/LFII and NTS/VA capitalized in inventory approximately $2,890,000 and $2,786,000 of interest and real estate taxes during 2000 and 1999, respectively. Interest and real estate taxes incurred was approximately $3,081,000 and $3,113,000 for the years ended December 31, 2000 and 1999, respectively.

     Inventory for 2000, includes approximately $28,413,000, net of approximately $9,627,000 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

     Inventory for 1999, includes approximately $29,444,000 net of approximately $9,166,000 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

     ---------------------

     Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from the initial issuance of memberships to the Country Club. The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $720,000, which is expected to be offset by member initiation fees. During 2000 and 1999 the Lake Forest Country Club operating deficit was approximately $492,000 and $459,000, respectively, and was capitalized as a cost of inventory.

     During 2000 and 1999, the Fawn Lake Country Club deficit was approximately $882,000 and $1,019,000, respectively, and was capitalized as a cost of inventory.

     Pursuant to the guidance set forth in SFAS No. 121, the Fund recorded an impairment charge in the fourth quarter ended December 31, 2000, reducing the carrying value of inventory related to the NTS/LFII project. This determination was based upon management's most recent assessment of NTS/LFII's projection through completion of the development. The NTS/LFII projection indicated the carrying amount of the long-lived assets exceeded the expected undiscounted net cash flows to be received through the completion of the NTS/LFII project. The circumstances involved in this determination related to the increase in expected development costs to complete the NTS/LFII project.

     The impairment charge was determined by management of the Fund utilizing a discounted cash flows model. The impairment resulted in a charge of $4,500,000 presented in the accompanying financial statements within the statements of operations line item described as "Asset Impairment Charge."

7.   Notes and Mortgage Loans Payable
     --------------------------------

     Notes and mortgage loans payable consist of the following:

                                                                                       2000                   1999
                                                                                ------------------     -------------------
Note  payable to a bank in the amount of  $18,000,000,  bearing  interest at the
Prime Rate + 1.0%,  payable monthly,  due October 31, 2005, secured by inventory of NTS/VA and NTS/LFII,  generally  principal  payments consist of approximately
91% of the Gross  Receipts  from lot sales,  personally  guaranteed by Mr. J. D.
Nichols, Chairman of the Board of the Fund's Sponsor, for 50% of the outstanding loan  balance and a $2 million  letter of credit from a third party  lender with
the beneficiary being the bank.                                                   $     15,630,107       $             -

Mortgage loan  payable to a bank in the amount of $10,700,000, bearing interest at the Prime Rate + 1.5 %, due December 1, 2002 secured by inventory of NTS/VA, generally principal payments consist of approximately 91% of the Gross Receipts of lot sales, guaranteed by Mr. J. D. Nichols up to $3,000,000 and a $2 million
letter of credit from a third party lender with the beneficiary being the bank.                  -             9,777,485


                            (Continued on next page)

     --------------------------------------------

                                                                                       2000                   1999
                                                                                ------------------     -------------------
Note  payable to a bank in the amount of  $9,500,000,  bearing  interest  at the
Prime Rate + 1%, payable monthly,  due October 31, 2003, secured by inventory of
NTS/LFII, generally principal payments consist of approximately 90% of the Gross
Receipts from lot sales, guaranteed by Mr. J. D. Nichols up to 50% of the credit
facility.                                                                         $              -       $    6,817,188

Note payable to a bank in the amount of $9,000,000,  bearing  interest at 8.25%, payable monthly, due November 1, 2004, secured by a Certificate of Deposit owned
by NTS Financial Partnership, an affiliate of the Fund.                                  6,696,959            6,696,959


Mortgage loan payable to a bank in the amount of $4,000,000, bearing interest at the Prime Rate + .5%,  payable monthly,  due July 31, 2002,  secured by the Lake
Forest Country Club and golf course,  principal  reductions of $300,000  payable
every six months, guaranteed by NTS Corporation, the Fund's Sponsor.                     2,490,000            2,870,000

Warehouse Line of Credit  Agreements with three banks,  bearing  interest at the
Prime Rate + 1%, the Prime  Rate + .75% and the Prime Rate + .5%,  due  December
15, 2001  $(108,535)  September 18, 2001  $(115,336) and February 28, 2000 $(0),
secured by notes receivable (see Note 5), principal payments consist of payments
received from notes receivable securing the obligation.                                    223,871              936,645

Bank note  payable in the amount of  $1,174,800,  bearing  interest at the Prime
Rate + .5%, secured by note receivable (see Note 5), due in monthly installments of $5,000, with any outstanding principal and accrued interest due and payable
in full on December 29, 2001.                                                              680,925            1,119,800

Other                                                                                      188,760              124,734
                                                                                   ---------------        -------------

                                                                                  $     25,910,622       $   28,342,811
                                                                                   ===============        =============

     The Prime Rate was 9.5% and 8.5% at December 31, 2000 and 1999, respectively.

     The $108,535 warehouse line of credit agreement is guaranteed by NTS Corporation.

     The minimum scheduled principal payments on debt outstanding at December 31, 2000 are as follows:


                   2001                 $        1,576,929
                   2002                          5,299,476
                   2003                          5,329,242
                   2004                          9,704,975
                   2005                          4,000,000
                Thereafter                               -
                                         -----------------
                                        $       25,910,622
                                         =================

     --------------------------------------------

     On October 31, 2000, NTS/VA and NTS/LFII entered into a loan agreement with a financial institution for a combined principal sum of up to $18,000,000 and used approximately $5,930,000 and $10,494,000 to pay the entire principal balance of the NTS/LFII and NTS/VA loans, respectively. The new loan is secured by the NTS/LFII and NTS/VA projects, a $2 million letter of credit issued by a third party lender with the NTS/VA and NTS/LFII lender stated as the beneficiary, a guarantee by the Fund for the full
     $18,000,000, and a personal guarantee by J.D. Nichols for 50% of the outstanding loan balance. Additionally, the Joint Venture will be required to apply 50% of the net sales proceeds against the outstanding loan balance from the lot sales in the Joint Venture's project once its present loan is paid in full. The lender requires contracts on lots with gross proceeds exceeding 80% of a section's development costs before advancing funds for a newly developed section at NTS/VA. The loan is a reducing revolver and the maximum amount outstanding at the end of each year shall be as follows:


             December 31, 2000             $     18,000,000
             December 31, 2001             $     16,500,000
             December 31, 2002             $     11,000,000
             December 31, 2003             $      7,000,000
             December 31, 2004             $      4,000,000

     The Fund's projections indicate that it will meet the minimum principal payment requirement at December 31, 2001.

     During the year ended December 31, 2000 there was a write off of unamortized loan costs remaining on the previous NTS/LFII loan for approximately $114,000 which is shown as an extraordinary expense on the accompanying consolidated statements of operations. The tax effect of this amount was not provided given the Fund's current net operating loss carryforward position. This loan was paid off in full on October 31, 2000 from borrowings on a new loan with a different lending institution. The remaining unamortized loan costs on the previous NTS/VA loan was deferred and amortized over the term of the new loan arrangement since the new loan was with the same lending institution.

8.   Related Party Transactions
     --------------------------

     As of December 31, 2000, the Sponsor or an affiliate owned 112,500 shares of the Fund. The Fund thereby allowed Fawn Lake to utilize such funds for development purposes and entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

     Property Management Agreements
     ------------------------------

     The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Residential Management Company ("NTS Management") under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997, and

     --------------------------------------

     ------------------------------------------

     dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project(collectively, the "Management Agreements"). NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of the Fund's Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, will be entitled to an overhead recovery, and will accrue an incentive payment payable all as provided therein.

     These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non- payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the property management agreements, the Fund was charged the following amounts for the year ended December 31, 2000, 1999 and 1998. These amounts are reflected in selling, general and administrative - affiliates on the accompanying consolidated statements of operations.


                                                     2000                   1999                   1998
                                             --------------------    -------------------    ------------------
Personnel related costs:
     Finance and accounting                    $          263,000       $        131,000      $        172,000
     Data processing                                       96,000                 31,000                 6,000
     Human resources                                       37,000                 34,000                35,000
     Executive and administrative                         147,000                196,000               186,000
     Sales and marketing                                1,140,000              1,045,000               713,000
     Legal                                                 39,000                 37,000                72,000
Marketing                                                 182,000                126,000               125,000
Rent                                                       50,000                 39,000                34,000
Other general and administrative                           89,000                 74,000                96,000
                                                -----------------        ---------------       ---------------

Total expense reimbursements                   $        2,043,000       $      1,713,000      $      1,439,000
                                                =================        ===============       ===============


     Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the years ended December 31, 2000, 1999 and 1998, was approximately $561,000, $567,000 and $496,000, respectively. These amounts are classified with selling, general and administrative - affiliates in the accompanying consolidated statements of operations.

     --------------------------------------

     ------------------------------------------

     The Management Agreements also provide the opportunity for NTS Management to receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Joint Venture would have been sufficient to enable the Fund to return to the shareholders of the Fund an amount which, after adding thereto all other payments previously distributed to such shareholders of the Fund, is at least equal to the shareholders' original capital contribution. As of December 31, 2000, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 2000, no amount had been accrued as an incentive payment in the Fund's consolidated financial statements.

     Advances and Notes Payable Affiliates
     -------------------------------------

     The Fund has received advances from an affiliate of the Fund's Sponsor, net of repayments, totaling $418,657 as of December 31, 2000. As of December 31, 2000, the advances bear interest at the Prime Rate. As of December 31, 1999, the Fund had repaid advances from the affiliate by obtaining a loan in the amount of $9,000,000 and used approximately $6,697,000 of the loan to pay the entire principal balance and accrued interest due to the affiliate totaling $19,981 and $375,572 was capitalized in inventory as of December 31, 2000 and 1999, respectively.

     As presented in the accompanying consolidated balance sheet as of December 31, 2000, accounts payable - affiliates of $3,809,658 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by the Fund as of December 31, 2000 and those amounts that will accrue during fiscal 2001 through the period ending March 31, 2002, other than as permitted by cash flows of the Fund. Management of the Fund believes that NTS Development Company and NTS Residential Management have the financial ability to defer amounts owed them by the Fund. There can be no assurances that this level of support will continue past March 31, 2002.

9.   Income Taxes
     ------------

     The Fund recognizes deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the Fund's book and tax bases of assets and liabilities and tax carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal tax carry forwards and temporary differences giving rise to the Fund's deferred taxes consist of tax net operating loss carry forwards, valuation allowances and differences in inventory basis for book and tax.

     ------------------------
     The Fund's deferred tax assets and liabilities as of December 31, are as follows:


                                                         2000                          1999
                                                  -------------------          --------------------
Deferred tax assets/liabilities
-------------------------------
Net operating loss carry forwards                  $        2,775,000            $        1,310,000
Inventory                                                   6,366,000                     3,574,000
Deferred revenue                                              185,000                       207,000
                                                    -----------------             -----------------
Deferred tax assets                                         9,326,000                     5,091,000

Deferred tax liability                                     (1,593,000)                   (1,505,000)

Valuation allowance                                        (7,733,000)                   (3,586,000)
                                                    -----------------             -----------------

Total deferred tax assets/liabilities              $                -            $                -
                                                    =================             =================


     A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on its history of operating losses and its expectations for the future, that it is more likely than not that the net deferred tax assets at December 31, 2000 and 1999, will not be realized.

     As of December 31, 2000, the Fund has a federal net operating loss carryforward of approximately $6,938,000 expiring during 2012, 2013, 2014 and 2015.

     A reconciliation of the statutory to the effective rate of the Fund for the year ended December 31, is as follows:

                                                              2000                   1999
                                                       ------------------       ----------------
Tax benefit using statutory rate                       $        3,075,000      $        289,000
Valuation allowance                                            (3,118,000)             (231,000)
Other                                                              43,000               (58,000)
                                                        -----------------       ---------------

Income tax expense (all deferred)                      $                -      $              -
                                                        =================       ===============

     Substantially all of the difference between the tax benefit calculated at the statutory rate and the tax provision provided on the accompanying statements of operations is due to the creation of a valuation allowance on previously recorded deferred tax assets.

10.  Financial Instruments
     ---------------------

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

11.  Commitments and Contingencies
     -----------------------------

     The Fund, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Fund with existing laws has not had a material adverse effect on the Fund's financial condition and results of operations. However, the Fund cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

     The Fund does not believe there is any litigation threatened against the Fund other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Fund.

     NTS/LFII  and  NTS/VA  have  various  letters  of  credit   outstanding  to
     governmental agencies and utility companies totaling approximately $2,235,000 and $2,633,000 as of December 31, 2000 and 1999, respectively.
     The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

     It is estimated that development of the remaining homeowners association amenities at the Lake Forest North project will be substantially complete by November 2002. Based on engineering studies and projections, NTS/LFII will incur additional costs, excluding interest, of approximately $400,000 during 2002 to complete the homeowners' association amenities.

     It is estimated that the country club and homeowners' association amenities at the Fawn Lake project will be substantially completed by December 2008. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $1,800,000 to complete the country club and homeowners' association amenities for the project. These costs are estimated to be incurred as follows: $730,000 for 2001, $200,000 for 2002, $350,000 for 2003, $0 for 2004, $50,000 for 2005, $420,000 for
     2006, $0 for 2007, and $50,000 for 2008.

12.  Guaranties to the Fund
     ----------------------

     NTS Guaranty Corporation (the "Guarantor"), an affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions, as defined in the Fund's Prospectus. As of December 31, 2000, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

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

13.  Unaudited Quarterly Financial Data
     ----------------------------------


           2000                  March 31         June 30        September 30      December 31            Total
           ----              ----------------  -------------   ----------------  ---------------    ---------------

Net revenues                    $     551,293   $  1,070,201      $     913,824    $    1,094,569      $  3,629,887
Total expenses                      1,159,478      1,557,721          1,522,475         8,519,160 (1)    12,758,834
                                 ------------    -----------       ------------     -------------       -----------
Loss before federal
  income tax and
  extraordinary expense              (608,185)      (487,520)          (608,651)       (7,424,591)       (9,128,947)
Federal income tax                          -              -                  -                 -                 -
Net loss before
extraordinary expense                (608,185)      (487,520)          (608,651)       (7,424,591)       (9,128,947)
Extraordinary expense                       -              -                  -           114,156           114,156
                                 ------------    -----------       ------------     -------------       -----------
Net loss after
  extraordinary expense         $    (608,185)  $   (487,520)     $    (608,651)   $   (7,538,747)     $ (9,243,103)
                                 ============    ===========       ============     =============       ===========
Per share of common
  stock:
Net loss before
  extraordinary expense         $       (0.19)  $      (0.15)     $       (0.19)   $       (2.33)      $      (2.86)
Extraordinary expense                       -              -                  -            (0.04)             (0.04)
                                 ------------    -----------       ------------     -------------       -----------

Net loss per share              $       (0.19)  $      (0.15)     $       (0.19)   $       (2.37)      $      (2.90)
                                 ============    ===========       ============     =============       ===========





           1999                  March 31         June 30        September 30       December 31          Total
           ----              ----------------  -------------   ----------------  ---------------    ---------------

Net revenues                    $     858,573   $    730,107      $   1,421,433    $    1,510,418      $  4,520,531
Total expenses                      1,270,172      1,233,740          1,153,649         1,712,286         5,369,847
                                 ------------    -----------       ------------     -------------       -----------
Income (loss) before
  federal income tax                 (411,599)      (503,633)           267,784          (201,868)         (849,316)
Federal Income tax
  expense                                   -              -                  -                 -                 -
Net income (loss)               $    (411,599)  $   (503,633)     $     267,784    $     (201,868)     $   (849,316)
                                 ============    ===========       ============     =============       ===========
Net income (loss) per
  share of common
  stock                         $       (0.13)  $      (0.16)     $        0.08    $        (0.06)     $      (0.27)
                                 ============    ===========       ============     =============       ===========


(1) Includes a write-down of impaired inventory of approximately $4,500,000 at NTS/LFII and a write-down of the Fund's investment in its unconsolidated affiliate of approximately $2,600,000.


14.  Subsequent Event
     ----------------

     The loan agreement permits the lender to reconsider funding of draws under certain conditions, including among others, that neither NTS/VA, NTS/LFII, nor the Fund experience a material adverse change in financial condition or creditworthiness as defined in the agreement. As a result of the asset impairment charges recognized in relation to the NTS/LFII and the Joint Venture inventories during the fourth quarter ended December 31, 2000, the Fund was technically in violation of this provision as of December 31, 2000. The Fund received a letter dated April 2, 2001, from the lender waiving this provision of the agreement with respect to this violation, but reserves the right to exercise this provision for future years.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Orlando Lake Forest Joint Venture:

We have audited the accompanying balance sheets of Orlando Lake Forest Joint Venture (a Florida general partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of Orlando Lake Forest Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orlando Lake Forest Joint Venture as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                     ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2001


                        ORLANDO LAKE FOREST JOINT VENTURE
                        ---------------------------------

                                 BALANCE SHEETS
                                 --------------

                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------


                                                                          2000                           1999
                                                               ---------------------------    --------------------------
ASSETS
------
Cash and equivalents                                             $                  56,283            $          80,687
Accounts receivable                                                                      -                         3,219
Notes receivable                                                                    83,901                       296,149
Inventory                                                                        8,804,830                    14,755,257
Property and equipment, net of accumulated
  depreciation of approximately $57,000 and $40,000                                 86,902                        38,491
Other assets                                                                        99,385                       142,981
                                                                  ------------------------              ----------------

    TOTAL ASSETS                                                 $               9,131,301             $      15,316,784
                                                                  ========================              ================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Accounts payable and accrued expenses                            $                 461,702             $         604,387
Accounts payable  -  affiliates                                                  1,256,551                       514,543
Notes payable                                                                    4,401,065                     5,299,158
Lot deposits                                                                        76,500                        94,450
Deferred revenues                                                                   31,630                        31,630
Other liabilities                                                                  245,000                       470,000
                                                                  ------------------------              ----------------

    TOTAL LIABILITIES                                                            6,472,448                     7,014,168
                                                                  ------------------------              ----------------

COMMITMENTS AND CONTINGENCIES (Note 6)

Partners' equity:
Capital contributions                                                           23,436,052                    23,044,090
Additional paid-in-capital                                                          18,007                        18,007
Accumulated deficit                                                            (20,795,206)                  (14,759,481)
                                                                  ------------------------              ----------------

    TOTAL PARTNERS' EQUITY                                                       2,658,853                     8,302,616
                                                                  ------------------------              ----------------

    TOTAL LIABILITIES AND PARTNERS' EQUITY                      $               9,131,301             $      15,316,784
                                                                  ========================              ================


The accompanying notes are an integral part of these financial statements.


                        ORLANDO LAKE FOREST JOINT VENTURE
                        ---------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------

                                                                  2000                   1999                   1998
                                                           ------------------    --------------------    ------------------
REVENUES                                                                                                    (unaudited)
--------
Lot sales, net of discounts                                     $   3,803,805            $  3,437,035         $   2,624,548
Cost of sales                                                       2,925,259               2,550,607             1,742,032
                                                                 ------------             -----------          ------------

     Gross profit                                                     878,546                 886,428               882,516

Interest and other income                                             114,923                  37,950               108,743
                                                                 ------------             -----------          ------------

    NET REVENUES                                                      993,469                 924,378               991,259
                                                                 ------------             -----------          ------------

EXPENSES
--------
Selling, general and administrative -  affiliates                     781,873                 741,428               638,150
Selling, general and administrative                                   925,180                 903,259               706,611
Interest expense                                                       89,025                  72,702                85,162
Depreciation and amortization expense                                  33,116                  17,355                57,092
Asset impairment charge (Note 3)                                    5,200,000                       -                     -
                                                                 ------------             -----------          ------------

    TOTAL EXPENSES                                                  7,029,194               1,734,744             1,487,015
                                                                 ------------             -----------          ------------

Net loss                                                        $  (6,035,725)           $   (810,366)        $    (495,756)
                                                                 ============             ===========          ============


The accompanying notes are an integral part of these financial statements.


                        ORLANDO LAKE FOREST JOINT VENTURE
                        ---------------------------------

                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------

            FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (1)
            --------------------------------------------------------


                                                 Capital             Additional            Accumulated
                                               Contribution        Paid-in-Capital           Deficit               Total
                                            ------------------   -------------------    ------------------    ----------------

Partners' equity December 31, 1997
  (unaudited)                                   $   22,486,090    $         18,007         $ (13,453,359)       $  9,050,738

  Net loss (unaudited)                                       -                   -              (495,756)           (495,756)

  Capital contributions (unaudited)                    371,000                   -                     -              371,000
                                                 -------------     ---------------          ------------         ------------

Partners' equity December 31, 1998
  (unaudited)                                       22,857,090              18,007           (13,949,115)           8,925,982

  Net loss                                                   -                   -              (810,366)            (810,366)

  Capital contributions                                187,000                   -                     -              187,000
                                                 -------------     ---------------          ------------         ------------

Partners' equity December 31, 1999                  23,044,090              18,007           (14,759,481)           8,302,616

  Net loss                                                   -                   -            (6,035,725)          (6,035,725)

  Capital contributions                                391,962                   -                     -              391,962
                                                 -------------     ---------------          ------------         ------------

Partner's equity December 31, 2000              $   23,436,052    $         18,007         $ (20,795,206)       $   2,658,853
                                                 =============     ===============          ============         ==+=========

(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes are an integral part of these financial statements.


                        ORLANDO LAKE FOREST JOINT VENTURE
                        ---------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
              -----------------------------------------------------


                                                                  2000                   1999                   1998
                                                           -------------------    -------------------    ------------------
CASH FLOWS PROVIDED BY (USED FOR)                                                                           (unaudited)
---------------------------------
OPERATING ACTIVITIES
--------------------
Net loss                                                        $   (6,035,725)        $     (810,366)     $       (495,756)
Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
Depreciation and amortization expense                                   33,116                 17,355                57,092
Asset impairment charge                                              5,200,000                      -                     -
Changes in assets and liabilities:
     Accounts receivable                                                 3,219                 17,523               (16,515)
     Notes receivable                                                  212,248                254,123                97,176
     Inventory                                                         777,756               (260,996)           (1,084,650)
     Other Assets                                                          159                  8,054                88,889
     Accounts payable -  affiliates                                    742,008                508,164              (302,677)
     Accounts payable                                                 (142,685)               112,793               183,488
     Lot deposits                                                      (17,950)                33,900                42,050
     Other liabilities                                                (225,000)              (215,236)             (763,134)
                                                                 --------------         --------------      ----------------

     Net cash provided by (used for) operating
         activities                                                    547,146               (334,686)           (2,194,037)
                                                                 --------------         --------------      ----------------

CASH FLOWS USED FOR INVESTING
-----------------------------
ACTIVITIES
----------
Purchase of property and equipment                                     (65,419)               (22,459)              (26,710)
                                                                 --------------         --------------      ----------------

   Net cash used for investing activities                              (65,419)               (22,459)              (26,710)
                                                                 --------------         --------------      ----------------

CASH FLOWS PROVIDED BY (USED FOR)
---------------------------------
FINANCING ACTIVITIES
--------------------
Proceeds from notes payable                                          2,156,694              2,542,675             2,665,328
Payments on notes payable                                           (3,054,787)            (2,566,758)           (2,135,101)
Capital contribution                                                   391,962                187,000               371,000
Loan costs                                                                   -                (51,330)              (15,825)
                                                                 --------------         --------------      ----------------

     Net cash provided by (used for) financing
         activities                                                   (506,131)               111,587               885,402
                                                                 --------------         --------------      ----------------

     Net decrease in cash and equivalents                              (24,404)              (245,558)           (1,335,345)

CASH AND EQUIVALENTS, beginning of period                               80,687                326,245             1,661,590
                                                                 --------------         --------------      ----------------

CASH AND EQUIVALENTS, end of period                             $       56,283         $       80,687      $        326,245
                                                                 ==============         ==============      ================


The accompanying notes are an integral part of these financial statements.

                        ORLANDO LAKE FOREST JOINT VENTURE
                        ---------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (UNAUDITED)
   -------------------------------------------------------------------------


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

     B)  Basis of Accounting
         --------------------

         OLFJV's records are maintained on the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States.

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

     D)  Revenue Recognition
         -------------------

         OLFJV recognizes revenue and related costs from lot sales using the accrual method in accordance with GAAP, which is when payment has been received and title, possession and other attributes of ownership have been transferred to the buyer, and OLFJV is not obligated to perform significant activities after the sale. OLFJV generally requires a minimum down payment of at least 10% of the sales price of the lot.

     E)  Inventory
         ---------

         Inventory is stated at the lower of cost or net realizable value. Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period, less amounts charged to cost of sales. Inventory costs are allocated to individual lots sold using the relative sales values. The use of the relative sales value method to record cost of sales requires the use of estimates of sales values, development costs and absorption periods over the life of the project. Given the long-term nature of the project, the use of estimates to determine sales values, development costs, absorption periods and inherent economic volatility of residential real estate, it is reasonably possible that such estimates could change in the near term. Any changes in estimates are accounted for prospectively over the life of the project.

     F)  Long-Lived Assets
         -----------------

         Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value may be written down to fair market value. Application of this standard during the year ended December 31, 2000, resulted in an impairment loss of $5.2 million, which was primarily a result of management's extension of the estimated life of the project for one year. See Note 3 - Inventory, for further information pertaining to this impairment charge.

     G)  Advertising
         -----------

         OLFJV expenses advertising costs as incurred. Advertising expense was approximately $529,000, $444,000 and $392,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

     H)  Environmental Remediation and Compliance
         ----------------------------------------

         Environmental liabilities for remediation costs are accrued based on estimates of known environmental remediation exposures. Liabilities are recognized when they are probable and can be reasonably estimated.
         Environmental compliance costs are expensed as incurred. No such liabilities existed as of December 31, 2000 and 1999.

     I)  Statements of Cash Flows
         ------------------------

         For purposes of reporting cash flows, cash and equivalents include cash on hand and short- term, highly liquid investments with an original maturity of three (3) months or less that are readily convertible to cash.

         Cash payments for interest, net of amounts capitalized are as follows:


                                             2000                     1999                    1998
                                    ----------------------    ---------------------    ------------------
                                                                                          (Unaudited)
Interest                                    $       58,853             $     42,820         $      64,456



     J)  Tax Status
         ----------

         OLFJV has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a general partnership for federal income tax purposes. As such, OLFJV makes no provision for income taxes. The taxable income or loss is passed through to the holders of the partnership interest for inclusion on their individual income tax returns.

     K)  Segment Reporting
         -----------------

         OLFJV's reportable operating segments include only one segment that is the development and sale of single-family residential lots.

     L)  Reclassifications
         -----------------

         Certain  reclassifications  have   been  made  to  the  1999  financial
         statements to be in conformity with the 2000 presentation.

2.   Notes Receivable
     ----------------

     Notes receivable are secured by a first mortgage on lots sold to individuals. The notes bear interest at the prevailing market rates at the time the lots were sold. The majority of the notes are due between five and seven years, monthly payments are based on a 30-year amortization and the balance is due at the maturity date. As of December 31, 2000, notes totaling $84,000, are pledged as security for notes payable to a bank under a Warehouse Line of Credit Agreement. Approximately $45,000 and $39,000 of the notes receivable balance as of December 31, 2000 are due during the years ended December 31, 2001 and 2002, respectively.

3.   Inventory
     ---------

     Inventory consists approximately of the following as of December 31:


                                                                2000                        1999
                                                      ------------------------    ------------------------
Land held for future development, under
  development and completed lots                            $        3,129,000         $         6,053,000
Amenities                                                            5,676,000                   8,702,000
                                                             -----------------          ------------------
                                                            $        8,805,000         $        14,755,000
                                                             =================          ==================


     OLFJV capitalized in inventory approximately $560,000 and $494,000 of interest and real estate taxes during 2000 and 1999, respectively. Interest and real estate taxes incurred were approximately $770,000 and $680,000 for the years ended December 31, 2000 and 1999, respectively.

     Pursuant to the guidance set forth in SFAS No. 121, the OLFJV recorded an impairment charge in the fourth quarter ended December 31, 2000, reducing the carrying value of inventory related to the OLFJV project. This determination was based upon management's most recent assessment of OLFJV's projection through completion of the development. The OLFJV projection indicated the carrying amount of the long-lived assets exceeded the expected undiscounted net cash flows to be received through the completion of the OLFJV project. The circumstances involved in this determination related to the increase in the expected life of the OLFJV project.

     ---------------------

     The impairment charge was determined by management of the OLFJV utilizing a discounted cash flows model. The impairment resulted in a charge of $5,200,000 presented in the accompanying financial statements within the statements of operations line item described as "Asset Impairment Charge."

4.   Notes and Mortgage Loans Payable
     --------------------------------

     Notes and mortgage loans payable consist of the following:



                                                                                       2000                    1999
                                                                                ------------------       -----------------
Mortgage loan payable to a bank in the amount of $5,500,000, bearing interest at the Prime Rate + .5%,  due on demand with 180 days  written  notice,  secured by inventory of OLFJV and a $300,570 letter of credit, generally principal payments
consist of approximately 41% of the Gross Receipts of lot sales.                  $      2,637,644       $       2,630,779

Mortgage loan payable to a bank in the amount of $3,100,000,  bearing interest a the Prime Rate + .5%, due September 30, 2002,  secured by inventory of OLFJV and
a  $300,570  letter  of  credit,   generally   principal   payments  consist  of
approximately 31% of the Gross Receipts of lot sales.                                    1,157,706               1,891,043

Mortgage loan payable to a bank in the amount of $500,000, bearing interest at the Prime Rate, due June 30, 2001, guaranteed by Mr. J. D. Nichols,
NTS Corporation and NTS Mortgage Income Fund.                                              349,677                 499,677


Note payable to a bank in the amount of $84,500, bearing interest at the Prime
Rate + 1%, due July 18, 2001, secured by inventory of OLFJV, guaranteed by
Mr. J. D. Nichols and NTS Development Company.                                               84,500                 84,500

Warehouse Line of Credit  Agreements with a bank,  bearing interest at the Prime
Rate + 1%, secured by notes receivable,  principal  payments consist of payments
received from notes receivable securing the obligation, due December 15, 2001.              116,880                 183,656

Other                                                                                        54,658                   9,503
                                                                                  -----------------       -----------------

                                                                                 $        4,401,065      $        5,299,158
                                                                                  =================       =================


     The Prime Rate was 9.5 % and 8.5% at December 31, 2000 and 1999, respectively.

     The minimum scheduled principal payments on debt outstanding at December 31, 2000 are as follows:

                 2001               $     3,532,732
                 2002                       846,585
                 2003                        13,527
                 2004                         8,221
                                     --------------
                                    $     4,401,065
                                     ==============

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

6.   Commitments and Contingencies
     -----------------------------

     OLFJV entered into an agreement with Morrison Homes of Florida, Inc. ("Morrison") effective March 1999 for the sale of approximately 43 residential lots with options for additional lot sales up to a total of approximately 94 lots at a market price agreed to by OLFJV and Morrison. The first six lots closed on December 15, 1999 and 13 lots closed during the year ended December 31, 2000. OLFJV recognizes revenue related to this agreement as each lot is sold.

     OLFJV entered into an agreement with Brentwood Custom Homes, Inc. ("Brentwood") effective December 1999 for the sale of approximately 22 residential lots. The first three lots closed in December 1999 and 3 lots closed during the year ended December 31, 2000. OLFJV recognizes revenue related to this agreement as each lot is sold.

     OLFJV does not believe there is any litigation threatened against OLFJV other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of OLFJV.

7.   Related Party Transactions
     --------------------------

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

         Expense recovery of approximately $639,000, $619,000 and $531,000 accrued to NTS Management or an affiliate during the years ended December 31, 2000, 1999 and 1998, respectively, for compensation costs and various non-payroll related operating expenses. These amounts are reflected in selling, general and administrative - affiliates on the accompanying statements of operations:


                                                2000                      1999                     1998
                                        --------------------       ------------------       -------------------
                                                                                                (Unaudited)
Personnel related costs:
     Finance and accounting               $           87,000        $          72,000        $           61,000
     Executive and administrative                    113,000                   85,000                    86,000
     Sales and marketing                             397,000                  462,000                   384,000
     Data Processing                                  28,000                        -                         -
     Human Resources                                  14,000                        -                         -
                                           -----------------         ----------------         -----------------

Total expense reimbursement               $          639,000        $         619,000        $          531,000
                                           =================         ================         =================


         ------------------------------------------------------------

         Additionally, OLFJV incurs an overhead recovery, which is a reimbursement to NTS Management for overhead expenses attributable to the employees and the efforts of NTS Management, in an amount equal to 3.75% of the project's gross cash receipts. For the years ended December 31, 2000, 1999 and 1998, overhead recovery incurred was approximately $143,000, $122,000 and $107,000, respectively.

     B)  Accounts Payable - Affiliates
         -----------------------------

         As presented in the accompanying balance sheet as of December 31, 2000, accounts payable - affiliates of $1,256,551 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by the OLFJV as of December 31, 2000 and those amounts that will accrue during fiscal 2001 through the period ending March 31, 2002, other than as permitted by cash flows of the OLFJV. Management of OLFJV believes that NTS Development Company and NTS Residential Management Company have the financial ability to defer amounts owed to them by OLFJV. There can be no assurances that this level of support will continue past March 31, 2002.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Shareholder of NTS Guaranty Corporation:

We have audited the accompanying balance sheets of NTS Guaranty Corporation (a Kentucky corporation) as of December 31, 2000 and 1999. These balance sheets are the responsibility of NTS Guaranty Corporation's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheets presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of NTS Guaranty Corporation as of December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

                                                     ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2001

                            NTS GUARANTY CORPORATION
                            ------------------------

                                 BALANCE SHEETS
                                 --------------

                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------

                                                                          2000                           1999
                                                               ---------------------------    --------------------------

Cash                                                             $                     100     $                     100
                                                                  ------------------------      ------------------------

                                                                 $                     100     $                     100
                                                                  ========================      ========================




                              STOCKHOLDER'S EQUITY
                              --------------------


Common stock, no par value, 100 shares issued and
  outstanding                                                   $                       10    $                       10
Additional paid-in capital                                                      10,000,090                    10,000,090
                                                                  ------------------------      ------------------------

                                                                                10,000,100                    10,000,100

Less non-interest bearing demand note receivable from
  the majority stockholder of NTS Corporation                                  (10,000,000)                  (10,000,000)
                                                                  ------------------------      ------------------------
                                                                 $                     100     $                     100
                                                                  ========================      ========================


                             NOTES TO BALANCE SHEETS
                             -----------------------

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     A)  Organization
         ------------

          NTS Guaranty Corporation (the "Guarantor"), a Kentucky corporation, was formed in February 1987 and is an affiliate of NTS Corporation. NTS Corporation is the Sponsor of the NTS Mortgage Income Fund (the "Fund"). The balance sheets include all of the assets and liabilities which relate to the Guarantor. The Guarantor is authorized to issue up to 2,000 shares of common stock with no par value. There are 100 shares issued and outstanding which were purchased by Mr. J. D. Nichols, Chairman of the Board of Directors of the Sponsor and of the Fund. In addition, Mr. Nichols has given the Guarantor a non-interest bearing demand note receivable for $10,000,000, the receivable of which is included in additional paid-in capital. Expenses (consisting mostly of state taxes and licenses) of the Guarantor totaling approximately $15 for each of the years ended December 31, 2000 and 1999, were paid by an affiliate of the Sponsor, which are insignificant, and therefore no statements of operations or statements of cash flows are presented. These expenses will not be reimbursed to the affiliate.

     B)  Use of Estimates in Preparation of Financial Statements
         -------------------------------------------------------

         The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Financial Instruments
     ---------------------

     The book values of cash are considered to be representative of their respective fair values because of the immediate or short-term maturity of these financial instruments. The fair value of the NTS Guaranty Corporation's notes receivable approximated the book value.

3.   Commitments
     -----------

     The Guarantor has guaranteed that Investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions, as defined in the Fund's prospectus. As of December 31, 2000, the Fund has raised approximately $63,690,000 and has paid distributions of approximately $23,141,000.

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

                                    PART III
                                    --------

Item 10.      Directors and Executive Officers of the Registrant
              --------------------------------------------------

The directors and principal officers of the Fund are as follows:

         Name                           Office With the Fund
         ----                           --------------------
         J. D. Nichols                  Chairman of the Board of Directors
         Robert M. Day                  Director*
         Gerald B. Thomas               Director*
         Gerald B. Brenzel              Director*
         Brian F. Lavin                 President and Director
------------------------------------------------------------------------------

* Messrs. Day, Thomas and Brenzel are the Independent Directors of the Fund. Neither of them are employees, partners, officers or directors of the Sponsor or any of its affiliates.

J. D. Nichols (age 59) is Chairman of the Board and Chief  Executive  Officer of
-------------
NTS Corporation and its various affiliates and is a member and Chairman of the Board of Directors of the NTS Mortgage Income Fund. He is a graduate of the University of Louisville School of Law. His undergraduate studies were at the University of Kentucky, where he concentrated in Accounting, Marketing and Business Administration. Mr. Nichols entered the real estate construction and development business in 1965 and has been involved in the development and construction of over 6,500 acres of land and over 6,500,000 square feet of office, residential, commercial and industrial space in numerous states throughout the eastern half of the United States. He is a member of both the Louisville and National Homebuilders Associations, and has served as Vice President and Director of the Louisville and National Apartment Associations. Mr. Nichols is also lifetime member of the President's Society of Bellarmine College, Louisville, Kentucky and a past member of the Board of Overseers and Board of Trustee of the University of Louisville, the Governors Council for Education Technology and the Board of Directors of the Louisville Chamber of Commerce. Mr. Nichols is currently a member of the Board of Directors of the Regional Airport Authority of Louisville and Jefferson County and is a member of the Board of Directors of the Greater Louisville Economic Development Partnership.

Robert M. Day (age 47) has been  Managing  Director of Lambert,  Smith & Hampton
-------------
and its predecessor companies, Atlanta, Georgia, a commercial and industrial real estate brokerage firm since 1985. Mr. Day received a Bachelor of Business Administration degree from Georgia State University and holds an MAI designation from the Appraisal Institute. Mr. Day is a member of the Atlanta Board of Realtors, the Urban Land Institute and is on the operating committee of the Atlanta Chapter of Young Life.

Gerald B.  Thomas (age 62) has 26 years  experience  in  Commercial  Real Estate
-----------------
lending. Formerly a Senior Vice President with Mid-American Bank of Louisville, Mr. Thomas joined Citizens Bank of Kentucky in February 1996 as Vice President, with responsibility of developing real estate portfolios for four Kentucky affiliate banks of CNB Bancshares, Inc., Evansville, Indiana. Mr. Thomas has attended Eastern Kentucky University, National School of Real Estate Finance (Ohio State University) and National Institute of Real Estate Appraisers (University of Louisville). He is a board member of Big Brothers/Big Sisters, Louisville and Co-chairman of the Programs, Planning and Evaluation Committee.

Item 10.      Directors and Executive Officers of the Registrant - Continued
              --------------------------------------------------------------

Gerald B. Brenzel  (age 69) has over forty years  experience  in the  securities
-----------------
industry, most recently as First Vice President of Morgan, Keegan & Company in Louisville, Kentucky. Prior to that, Mr. Brenzel was founder and CEO of Commonwealth Investment Group, Inc., an investment money managers and regional brokerage firm in Louisville. From 1964 to 1988, Mr. Brenzel was regional Vice President and Branch Manager of Stifel, Nicolaus & Company, and was a member of the Board of that firm, was also an allied member of the New York Stock Exchange (1964 thru 1988). A former Governor of the National Association of Securities Dealers, Mr. Brenzel attended the University of Louisville for three years and also served three years in the U.S. Air Force during the Korean War.

Brian F.  Lavin  (age 47),  President  of NTS  Corporation  and NTS  Development
---------------
Company joined the Sponsor in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

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

Item 10.      Directors and Executive Officers of the Registrant - Continued
              --------------------------------------------------------------

The Directors have retained NTS Advisory Corporation (the "Advisor") to manage the Fund's day- to-day affairs, and recommend investments suitable for the Fund. The Advisor has delegated substantially all of its duties to NTS Corporation ("NTS"), an affiliate of the Advisor. NTS has substantial experience in all phases of real estate activities, including acquisition, financing, property management and disposition.

The following persons are the executive officers and key employees of NTS and/or an affiliate and will provide services to the Advisor and the Fund:

         Name                           Office
         ----                           ------
     J. D. Nichols             Chairman and Chief Executive Officer
     Michael H. Hannon         Executive Vice President, NTS Development Company
     Brian F. Lavin            President, NTS Development Company
     Gary D. Adams             Senior Vice President, NTS Development Company
     Sally A. Judah            Senior Vice President, NTS Corporation

The Following provides additional information regarding the above-mentioned persons. Information regarding Messrs. Nichols and Lavin is provided in the section entitled "Directors and Officers of the Fund."

Michael H. Hannon (age 57) serves as Executive Vice President of NTS Development
-----------------
Company and President of NTS Residential Properties, Inc., Virginia where he oversees the development, land acquisitions, marketing, operations, and general management. Immediately prior to joining NTS, Mr. Hannon was employed by Hines Interest Limited Partners as general manager for the Hines Rocky Mountain Region from 1995 to February 1998. In addition to his responsibilities in The Rocky Mountain Region, Mr. Hannon was responsible for Hines national residential acquisition evaluations. Prior to 1995, Mr. Hannon served as Division President for Arvida's South Atlantic Division, which included eleven residential communities, including two Arnold Palmer Designed Golf Courses. Mr. Hannon attended Grand View Junior College in Des Moines, Iowa and Parsons College in Fairfield, Iowa. He is an active Member of the Urban Land Institute, National Association of Home Builders and a licensed real estate broker in Colorado and Florida. Mr. Hannon is a decorated Vietnam Veteran, serving with the 1st Infantry Division in Dian, South Vietnam during 1965-1966.

Gary D. Adams (age 55) is Senior Vice President of NTS Development  Company with
-------------
responsibility for single-family residential development and operations and multi-family operations and commercial properties in the state of Florida. Since joining the NTS organization in May 1977, Mr. Adams has been involved in the development, construction and management of numerous apartment, office, industrial and commercial developments in the southeastern portion of the United States. Mr. Adams received his undergraduate degree in Engineering from the University of Cincinnati, and he holds a Master of Business Administration from Xavier University. He is a member of the Building Owners and Managers Association and is a licensed general contractor in the state of Florida.

Item 10.      Directors and Executive Officers of the Registrant - Continued
              --------------------------------------------------------------

Sally A.  Judah  (age 42) is  Senior  Vice  President  of NTS  Corporation  with
---------------
responsibility for multi- family property management of NTS's apartment communities in Kentucky and Indiana. From July 1991 to 1994, Ms. Judah was Vice President of NTS Corporation with responsibility for Corporate Marketing, Human Resources and the Graphics Division. From June of 1987 when she joined NTS until July 1991, Ms. Judah was responsible for leasing activities for commercial properties in Louisville, Kentucky. Ms. Judah is a member of the Louisville Board of Realtors and is a Certified Commercial Investment Member (CCIM) Candidate and is a member of the national and Kentucky CCIM chapters. Ms. Judah is also a member of the Louisville Apartment Association and is a member of the Leadership Louisville Class of 1993. Ms. Judah holds a Bachelor of Arts degree from the University of Kentucky.

Item 11.      Executive Compensation
              ----------------------

The Fund will pay each Independent Director a fee of $12,000 per year and will reimburse such persons and affiliated Directors for travel expenses and other out-of-pocket disbursements incurred in connection with attending any meetings of the Board of Directors. During the years ended December 31, 2000, 1999 and 1998, the Fund paid directors fees of $36,000 each year, representing annual compensation. The affiliated Directors will not receive any compensation from the Fund for their services to the Fund. The present officers of the Fund receive compensation from the Advisor or its affiliates which indirectly relates to services to the Fund (see Item 13).

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

(b) The following table sets forth the ownership of shares owned directly or indirectly by the Directors and principal officers of the Fund as of the date hereof:


                                                   Name of Beneficial          Amount of Beneficial          Percent of
              Title of Class                             Owner                      Ownership                 Interest
-------------------------------------------    --------------------------   --------------------------    -----------------
Shares of Common Stock, $0.001
  per Share                                          J. D. Nichols               112,500 * Shares               4.0%


* These shares are owned of record by NTS Corporation or an affiliate of which Mr. Nichols directly or beneficially holds voting and investment authority.

(c) There are no known arrangements which may at a subsequent date result in change in control of the Fund.

Item 13.      Certain Relationships and Related Transactions
              ----------------------------------------------

As of December 31, 2000, the Sponsor or an affiliate owned 112,500 shares of the Fund. The Fund thereby allowed NTS/VA to utilize such funds for development purposes and entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

Property Management Agreements
------------------------------

The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Residential Management Company ("NTS Management") under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the "Management Agreements"). NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of the Fund's Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, will be entitled to an Overhead Recovery, and will accrue an incentive payment payable all as provided therein.

These expense reimbursements included direct and pro-rated costs incurred in the management and operation of NTS/LF II and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects, with respect to the residential projects but who are not on site and with respect to the residential projects but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Property Management
Agreements, the Fund was charged the following amounts for the years ended December 31, 2000, 1999 and 1998. These amounts are reflected in selling, general and administrative - affiliates on the accompanying statement of operations:


                                                         2000                   1999                   1998
                                                  -------------------    -------------------    -------------------
Personnel related costs:
     Finance and accounting                          $        263,000       $        131,000       $        172,000
     Data processing                                           96,000                 31,000                  6,000
     Human resources                                           37,000                 34,000                 35,000
     Executive and administrative                             147,000                196,000                186,000
     Sales and marketing                                    1,140,000              1,045,000                713,000
     Legal                                                     39,000                 37,000                 72,000
Marketing                                                     182,000                126,000                125,000
Rent                                                           50,000                 39,000                 34,000
Other general and administrative                               89,000                 74,000                 96,000
                                                      ---------------        ---------------        ---------------

Total expense reimbursements                         $      2,043,000       $      1,713,000       $      1,439,000
                                                      ===============        ===============        ===============


------------------------------------------

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the years ended December 31, 2000, 1999 and 1998, was approximately $561,000, $567,000 and $496,000, respectively. These amounts are classified with selling, general and administrative - affiliates in the accompanying consolidated statements of operations.

The Management Agreements also provide the opportunity for NTS Management to receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Joint Venture would have been sufficient to enable the Fund to return to the shareholders of the Fund an amount which, after adding thereto all other payments previously distributed to such shareholders of the Fund, is at least equal to the shareholders' original capital contribution. As of December 31, 2000, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 2000, no amount had been accrued as an incentive payment in the Fund's consolidated financial statements.

                                     PART IV
                                     -------

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K
              ----------------------------------------------------------------

1.   Financial Statements
     --------------------

     The financial statements for the NTS Mortgage Income Fund, Orlando Lake Forest Joint Venture and Guaranty Corporation together with the reports of Arthur Andersen LLP dated March 21, 2001.

2.   Financial Statement Schedules
     -----------------------------

     All schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3.   Exhibits
     --------

     a) The following exhibits are incorporated by reference from the Fund's Registration Statement on Form S-11, referencing the exhibit number used in such Registration Statement.

              Exhibit No.                        Description
              -----------                        -----------
               3    (a) (2)             Restated Certificate of Incorporation
               3    (b)                 By-Laws
              10    (c)                 Form of Advisory Agreement
              10    (b)                 Form of Guaranty Agreement

     b) The following exhibits are incorporated by reference from the Fund's Form 8-K dated January 14, 1998.

              Exhibit No.                        Description
              -----------                        -----------
                10 Material contracts - The agreements whereby the Fund acquired all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA, and the Property Management Agreements between the Fund and NTS Management.

     c)  The following are additional exhibits filed with the Form 10-K Report.

              Exhibit No.                        Description
              -----------                        -----------
                99 Additional Exhibits - Pages from the Fund's prospectus which have been specifically incorporated by reference and copies of which are attached hereto which include pages 9 to 14 and pages 75 to 81.

4.   Reports on Form 8-K
     -------------------

     None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NTS Mortgage Income Fund
                                  ----------------------------------------------
                                                   (Registrant)



                                  /s/   Brian F. Lavin
                                  ----------------------------------------------
                                  Brian F. Lavin
                                  President and Director of the
                                  Mortgage Income Fund

April 3, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

/s/ J. D. Nichols                                       Date: April 3, 2001
----------------------------------------
J. D. Nichols
Chairman of the Board of Directors of
the NTS Mortgage Income Fund

/s/ Gerald B. Brenzel                                   Date: April 3, 2001
-----------------------------------------
Gerald B. Brenzel
Director of the NTS Mortgage Income Fund

/s/ Robert M. Day                                       Date: April 3, 2001
-----------------------------------------
Robert M. Day
Director of the NTS Mortgage Income Fund

/s/ Gerald B. Thomas                                    Date: April 3, 2001
-----------------------------------------
Gerald B. Thomas
Director of the NTS Mortgage Income Fund

/s/ Gregory A. Wells                                    Date: April 3, 2001
-----------------------------------------
Senior Vice President and Chief Financial
Officer of NTS Capital Corporation

The Fund will deliver to its shareholders an annual report containing the Fund's consolidated financial statements and proxy material.