Form 10-Q
period 2001-03-31
NTS MORTGAGE INCOME FUND
filed 2001-05-15
CIK 841942

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2001
                               -------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period for                         to
                              -----------------------    -----------------------

Commission File Number                       0-18550
                       ---------------------------------------------------------

                            NTS MORTGAGE INCOME FUND
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                     61-1146077
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


    10172 Linn Station Road
      Louisville, Kentucky                                40223
---------------------------------           ------------------------------------
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

As of May 10, 2001 there were approximately 3,187,000 shares of common stock outstanding.

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                         Pages
                                                                         -----

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 2001
                    and December 31, 2000                                  3

           Consolidated Statements of Operations for the
                    Three Months Ended March 31, 2001 and 2000             4

           Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 2001 and 2000             5

           Notes to Consolidated Financial Statements                      6-16

Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                              17-23

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      24

                                     PART II
                                     -------

Item 1.    Legal Proceedings                                               25

Item 2.    Changes in Securities                                           25

Item 3.    Defaults Upon Senior Securities                                 25

Item 4.    Submission of Matters to a Vote of Security Holders             25

Item 5.    Other Information                                               25

Item 6.    Exhibits and Reports on Form 8-K                                25

Signatures                                                                 26

PART I.    FINANCIAL INFORMATION
           ---------------------
Item 1.    Financial Statements
           --------------------


                                                      NTS MORTGAGE INCOME FUND
                                                      ------------------------
                                                     CONSOLIDATED BALANCE SHEETS
                                                     ---------------------------


                                                                           As of                        As of
                                                                       March 31, 2001             December 31, 2000*
                                                                  ------------------------     ------------------------
                                                                        (UNAUDITED)
ASSETS
------
Cash and equivalents                                           $                   470,277  $                   570,465
Membership initiation fees and other accounts receivable,
  net of allowance of approximately $71,000 and $88,000,
  respectively                                                                   1,398,206                    1,312,448
Notes receivable                                                                 1,119,399                    1,213,191
Inventory                                                                       51,213,786                   52,206,560
Property and equipment, net of accumulated depreciation
  of approximately $803,000 and $745,000                                           592,125                      566,008
Investment in unconsolidated affiliate                                           1,324,652                    1,329,427
Advances to affiliates                                                                  --                       20,252
Other assets                                                                       706,985                      562,225
                                                                  ------------------------     ------------------------

     TOTAL ASSETS                                              $                56,825,430  $                57,780,576
                                                                  ========================     ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued expenses                          $                 2,682,084  $                 3,195,691
Accounts payable - affiliates                                                    4,204,952                    3,809,658
Mortgages and notes payable                                                     25,706,330                   25,910,622
Notes payable - affiliate                                                          455,238                      418,657
Lot deposits                                                                       218,679                      185,257
Deferred revenues                                                                   20,979                       28,885
                                                                  ------------------------     ------------------------

     TOTAL LIABILITIES                                                          33,288,262                   33,548,770
                                                                  ------------------------     ------------------------

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 6,000,000 shares
  authorized; 3,187,333 shares issued and outstanding          $                     3,187  $                     3,187
Additional paid-in-capital                                                      54,163,397                   54,163,397
Accumulated deficit                                                            (30,629,416)                 (29,934,778)
                                                                  ------------------------     ------------------------

TOTAL STOCKHOLDERS' EQUITY                                                      23,537,168                   24,231,806
                                                                  ------------------------     ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'                            $                56,825,430  $                57,780,576
  EQUITY
                                                                  ========================     ========================



* Reference is made to the Fund's audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on April 3,2001.

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                      NTS MORTGAGE INCOME FUND
                                                      ------------------------
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                -------------------------------------
                                                             (UNAUDITED)
                                                             -----------


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                    -------------------------------------------------------
                                                                              2001                          2000
                                                                    -------------------------     -------------------------
REVENUES
--------
Lot sales, net of discounts                                      $                  4,204,854  $                  2,499,449
Cost of sales                                                                       3,608,878                     2,043,219
                                                                    -------------------------     -------------------------

Gross profit                                                                          595,976                       456,230
                                                                    -------------------------     -------------------------

Interest and miscellaneous income                                                       9,573                        95,063
                                                                    -------------------------     -------------------------

     TOTAL REVENUES                                                                   605,549                       551,293
                                                                    -------------------------     -------------------------

EXPENSES
--------
Selling, general and administrative - affiliated                                      762,949                       629,808
Selling, general and administrative                                                   438,975                       352,909
Interest expense                                                                       15,146                        52,633
Other taxes and licenses                                                               41,015                        12,016
Depreciation and amortization                                                          13,227                        13,579
Loss from investment in unconsolidated affiliate                                       28,875                        98,533
                                                                    -------------------------     -------------------------

     TOTAL EXPENSES                                                                 1,300,187                     1,159,478
                                                                    -------------------------     -------------------------

Net loss before federal income tax                                                   (694,638)                     (608,185)
Federal income tax expense                                                                 --                            --
                                                                    -------------------------     -------------------------

Net loss                                                         $                   (694,638) $                   (608,185)
                                                                    =========================     =========================

Net loss per share of common stock                               $                     (0.22)  $                     (0.19)
                                                                    =========================     =========================

Weighted average number of shares                                                   3,187,333                     3,187,333
                                                                    =========================     =========================



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


                                                      NTS MORTGAGE INCOME FUND
                                                      ------------------------
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                -------------------------------------
                                                             (UNAUDITED)
                                                             -----------


                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                 ----------------------------------------
                                                                                        2001                  2000
                                                                                 ------------------    ------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
-------------------------------------------
Net loss                                                                       $           (694,638) $           (608,185)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Depreciation and amortization expense                                                     13,227                13,579
   Loss from investment in unconsolidated affiliate                                          28,875                98,533
   Changes in assets and liabilities:
     Membership initiation fees and other accounts receivable                               (85,758)               68,056
     Notes receivable                                                                        93,792               272,005
     Inventory                                                                            1,052,157              (642,341)
     Accounts payable and accrued expenses                                                 (513,607)              370,961
     Accounts payable - affiliates                                                          395,294               511,675
     Lot deposits                                                                            33,422                58,000
     Deferred revenues                                                                       (7,906)               (5,032)
     Other assets                                                                          (139,710)                 (270)
                                                                                 ------------------    ------------------

     Net cash provided by operating activities                                              175,148               136,981
                                                                                 ------------------    ------------------

CASH FLOW USED IN INVESTING ACTIVITIES
--------------------------------------
Purchase of property and equipment                                                          (83,777)             (111,079)
Capital contribution to unconsolidated affiliate                                            (24,100)                   --
                                                                                 ------------------    ------------------

     Net cash used in investing activities                                                 (107,877)             (111,079)
                                                                                 ------------------    ------------------

CASH FLOWS USED IN FINANCING ACTIVITIES
---------------------------------------
Advances to/from affiliates                                                                  20,252                    --
Proceeds from mortgage and notes payable                                                  3,262,620             2,500,048
Proceeds from notes payable - affiliated                                                     36,581                    --
Payments on mortgages and notes payable                                                  (3,466,912)           (2,560,050)
Payments on notes payable - affiliated                                                           --                    --
Other assets                                                                                (20,000)              (22,780)
                                                                                 ------------------    ------------------

     Net cash used in financing activities                                                 (167,459)              (82,782)
                                                                                 ------------------    ------------------

     Net decrease in cash and equivalents                                                  (100,188)              (56,880)
                                                                                 ------------------    ------------------

CASH AND EQUIVALENTS, beginning of period                                                   570,465               619,022
                                                                                 ------------------    ------------------

CASH AND EQUIVALENTS, end of period                                            $            470,277  $            562,142
                                                                                 ==================    ==================

Cash paid for interest                                                         $             16,618  $             55,006
                                                                                 ==================    ==================



The accompanying notes to consolidated financial statements are an integral part of these statements.

                            NTS MORTGAGE INCOME FUND
                            ------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

The unaudited financial statements and schedules included herein should be read in conjunction with the Fund's 2000 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 3, 2001. In the opinion of the Fund's management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2001 and 2000.

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

5.   Revenue Recognition
     -------------------

     The Fund and its subsidiaries recognize revenue and related costs from lot sales using the accrual method in accordance with GAAP, which is when payment has been received and title, possession and other attributes of ownership have been transferred to the buyer, and the Fund and its subsidiaries are not obligated to perform significant activities after the sale. The Fund and its subsidiaries generally require a minimum down payment of at least 10% of the sales price of the lot. Please see Note 10 for a discussion of the Sale of Undeveloped Land and the use of the cost recovery method of accounting.

6.   Reclassifications
     -----------------

     Certain reclassifications have been made to the 2000 financial statements to be in conformity with the 2001 presentation. These reclassifications have no effect on previously reported operations.

7.   Inventory
     ---------

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

     Inventory consists of approximately the following as of March 31, 2001:



                                                            NTS/LFII              NTS/VA            Consolidated
                                                       ------------------   ------------------   ------------------
Land held for future development, under
  development, and completed lots                     $           951,000  $        22,852,000  $        23,803,000

Country club (net of membership initiation fees)                6,277,000           11,744,000           18,021,000

Amenities                                                       1,354,000            8,036,000            9,390,000
                                                       ------------------   ------------------   ------------------

                                                      $         8,582,000  $        42,632,000  $        51,214,000
                                                       ==================   ==================   ==================



     Inventory consists of the following as of December 31, 2000:


                                                            NTS/LFII              NTS/VA            Consolidated
                                                       ------------------   ------------------   ------------------
Land held for future development, under
  development, and completed lots                     $           672,000  $        23,023,000  $        23,695,000

Country club (net of membership initiation fees)                7,720,000           11,066,000           18,786,000

Amenities                                                       1,663,000            8,063,000            9,726,000
                                                       ------------------   ------------------   ------------------

                                                      $        10,055,000  $        42,152,000  $        52,207,000
                                                       ==================   ==================   ==================



     NTS/LFII and NTS/VA capitalized in inventory approximately $537,000 of interest and real estate taxes for the three months ended March 31, 2001. Interest and real estate taxes incurred were approximately $561,000.

     NTS/LFII and NTS/VA capitalized in inventory approximately $720,000 of interest and real estate taxes for the three months ended March 31, 2000. Interest and real estate taxes incurred were approximately $785,000.

     Inventory for 2001, as reflected above, includes approximately $27,812,000, net of $9,791,000 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

     ---------------------

     Inventory for 2000, as reflected above, includes approximately $28,413,000, net of $9,627,000 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

     Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from membership sales for a period not to exceed 12 years from the date of the agreement (ending 2003). The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $1,458,000, which is expected to be offset by member initiation fees. During the three months ended March 31, 2001, approximately $274,000 of the Fawn Lake Country Club deficit and $164,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory. During the three months ended March 31, 2000, approximately $192,000 of the Fawn Lake Country Club deficit and $73,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory.

8.   Investment in Unconsolidated Affiliate
     --------------------------------------

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

     The net income or net loss of the Joint Venture is allocated based on the respective Partner's percentage interest, as defined in the Joint Venture agreement. As of March 31, 2001, the Fund's percentage interest was 50%, and the Fund's investment balance in the Joint Venture was approximately $1,325,000 and $1,329,000 as of March 31, 2001 and December 31, 2000,
     respectively. The Fund's share of the Joint Venture's net loss for the three months ended March 31, 2001 and 2000, was approximately $29,000 and $99,000, respectively.

     --------------------------------------------------

     Presented below are condensed balance sheets for the Joint Venture as of March 31, 2001 and December 31, 2000, and statements of operations for the three months ended March 31, 2001 and 2000:



                                                                March 31, 2001                  December 31, 2000
                                                          --------------------------        --------------------------
Balance Sheets
--------------
Notes receivable                                       $                      45,000      $                     84,000
Inventory                                                                  8,024,000                         8,805,000
Other, net                                                                   189,000                           242,000
                                                          --------------------------        --------------------------

     Total assets                                      $                   8,258,000      $                  9,131,000
                                                          ==========================        ==========================

Mortgages and notes payable                                                3,550,000                         4,401,000
Other liabilities                                                          2,059,000                         2,071,000
Equity                                                                     2,649,000                         2,659,000
                                                          --------------------------        --------------------------

     Total liabilities and equity                      $                   8,258,000      $                  9,131,000
                                                          ==========================        ==========================




                                                                          Three Months Ended March 31,
                                                          ------------------------------------------------------------
                                                                     2001                              2000
                                                          --------------------------        --------------------------
Statements of Operations
------------------------
Lot sales, net of discounts                            $                   1,266,000      $                    810,000
Cost of sales                                                               (825,000)                         (632,000)
Other expenses, net                                                         (499,000)                         (375,000)
                                                          --------------------------        --------------------------

     Net loss                                          $                     (58,000)     $                   (197,000)
                                                          ==========================        ==========================



9.   Mortgages and Notes Payable
     ---------------------------

     Mortgages and notes payable consist of the following:

                                                                           March 31, 2001            December 31, 2000
                                                                       ----------------------     -----------------------
        Note payable to a bank in the amount of $18,000,000,
        bearing interest at the Prime Rate + 1.0%, payable monthly, due October 31, 2005, secured by inventory of NTS/VA and
        NTS/LFII, generally principal payments consist of approximately
        91% of the Gross Receipts from lot sales, personally guaranteed by Mr. J. D. Nichols, Chairman of the Board of the Fund's Sponsor,
        for 50% of the outstanding loan balance and a $2 million letter of credit from a third party lender with the beneficiary
        being the bank.                                                 $         15,648,244     $            15,630,107

        Note payable to a bank in the amount of $9,000,000,
        bearing interest at 3.0%, payable monthly, due October 30, 2003, secured by a Certificate of Deposit owned by NTS Financial
        Partnership, an affiliate of the Fund.                                     6,696,959                   6,696,959



                            (Continued on next page)

     ---------------------------------------



                                                                           March 31, 2001            December 31, 2000
                                                                       ----------------------     -----------------------
        Mortgage loan payable to a bank in the amount of
        $4,000,000, bearing interest at the Prime Rate + .5%,
        payable monthly, due July 31, 2002, secured by the Lake
        Forest Country Club and golf course, principal reductions
        of $300,000 every six months, guaranteed by NTS Corporation,
        the Fund's Sponsor.                                            $            2,390,000     $             2,490,000

        Warehouse Line of Credit Agreements with two banks
        bearing interest at the Prime Rate + 1% and the Prime Rate
        + .75%, due December 15, 2001, $(107,165) and September 18, 2001
        $(54,116), secured by notes receivable, principal payments consist of payments received from notes receivable securing the obligation.
        The $107,165 Warehouse Line of Credit agreement is guaranteed
        by NTS Corporation.                                                           161,281                     223,871

        Note payable in the amount of $1,174,800, bearing interest at a Prime Rate + .5%, secured by a note receivable, due in monthly installments of $5,000, with any outstanding principal
        and accrued interest due and payable in full on December 29, 2001.            614,778                     680,925

        Other                                                                         195,068                     188,760
                                                                       ----------------------     -----------------------

                                                                     $             25,706,330  $               25,910,622
                                                                       ======================     =======================



     The Prime Rate was 8.0% and 9.5% at March 31, 2001 and December 31, 2000, respectively.

     On October 31, 2000, NTS/VA and NTS/LFII entered into a loan agreement with a financial institution for a combined principal sum of up to $18,000,000 and used approximately $5,930,000 and $10,494,000 to pay the entire principal balance of the NTS/LFII and NTS/VA loans, respectively. The loan is secured by the NTS/LFII and NTS/VA projects, a $2 million letter of credit issued by a third party lender with the NTS/VA and NTS/LFII lender stated as the beneficiary, a guarantee by the Fund for the full
     $18,000,000, and a personal guarantee by J.D. Nichols for 50% of the outstanding loan balance. Additionally, the Joint Venture will be required to apply 50% of the net sales proceeds against the outstanding loan balance from the lot sales in the Joint Venture's project once its present loan is paid in full. The lender requires contracts on lots with gross proceeds exceeding 80% of a section's development costs before advancing funds for a newly developed section at NTS/VA. The loan is a reducing revolver and the maximum amount outstanding at the end of each year shall be as follows:


             December 31, 2001             $     16,500,000
             December 31, 2002             $     11,000,000
             December 31, 2003             $      7,000,000
             December 31, 2004             $      4,000,000

     The Fund's projections indicate that it will meet the minimum principal payment requirement at December 31, 2001.

10.  Related Party Transactions
     --------------------------

     As of March 31, 2001, the Sponsor and an Affiliate owned 112,500 shares of the Fund, collectively. The Fund has entered into, or had been subject to in prior periods, the following agreements with various Affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

     These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain of its affiliates, as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time on and off site of the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities, some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential projects responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Property Management Agreements, the Fund was charged the following amounts for the three months ended March 31, 2001 and 2000. These amounts are reflected in selling, general and administrative - affiliated on the accompanying consolidated statements of operations:

     --------------------------------------

     Property Management Agreements - Continued
     ------------------------------------------


                                                               Three Months Ended March 31,
                                                  -------------------------------------------------------
                                                            2001                           2000
                                                  ------------------------       ------------------------
Personnel related costs:
------------------------
  Financing and accounting                      $                   62,000     $                   72,000
  Data Processing                                                   18,000                         21,000
  Human Resources                                                   11,000                         10,000
  Executive and administrative services                             39,000                         35,000
  Construction Management                                           29,000                          3,000
  Sales and Marketing                                              389,000                        301,000
  Legal                                                             13,000                          7,000
                                                  ------------------------       ------------------------

     Total personnel related costs                                 561,000                        449,000


 Marketing                                                          52,000                         40,000

 Rent                                                               13,000                         15,000

 Other general and administrative                                    6,000                         23,000
                                                  ------------------------       ------------------------

 Total expense reimbursements                   $                  632,000     $                  527,000
                                                  ========================       ========================



     Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. For the three months ended March 31, 2001 and 2000, overhead recovery incurred was approximately $131,000 and $103,000, respectively. These amounts are classified with selling, general and administrative - affiliated in the accompanying consolidated statements of operations.

     The Management Agreements also provide the opportunity for NTS Management to receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects if certain financial obligations are met. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Joint Venture would have been sufficient to enable the Fund to return to the shareholders of the Fund an amount which, after adding thereto all other payments previously distributed to such shareholders of the Fund, is at least equal to the shareholders' original capital contribution. As of March 31, 2001, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of March 31, 2001, no amount had been accrued as an incentive payment in the Fund's consolidated financial statements.

     Advances and Notes Payable Affiliates
     -------------------------------------

     The Fund has received advances from an affiliate of the Fund's Sponsor, net of repayments, totaling approximately $455,000 and $419,000 as of March 31, 2001 and December 31, 2000, respectively. As of March 31, 2001 and December 31, 2000, the advances bear interest at the Prime Rate. For the three months ended March 31, 2001, approximately $20,000 was capitalized in inventory.

     --------------------------------------

     Advances and Notes Payable Affiliates - Continued
     -------------------------------------------------

     As presented in the accompanying consolidated balance sheet as of March 31, 2001 accounts payable - affiliates of approximately $4,205,000 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by the Fund as of March 31, 2001 and those amounts that will accrue during fiscal 2001 through the period ending March 31, 2002, other than as permitted by cash flows of the Fund. Management of the Fund believes that NTS Development Company and NTS Residential Management have the financial ability to defer amounts owed them by the Fund. There can be no assurances that this level of support will continue past March 31, 2002.

     Sale of Undeveloped Land
     ------------------------

     On March 6, 2001, the NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC ("Fairways"), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an
     unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller's (NTS/LFII) cost of the property sold. This unrecognized profit is offset against the receivable on the balance sheet. At March 31, 2001, the receivable balance related to this sale was approximately $442,000.

11.  Income Taxes
     ------------

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

     A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on a history of operating losses by its subsidiaries and its expectations for the future, that it is more likely than not that the net deferred tax assets at March 31, 2001 and December 31, 2000, will not be realized.

     ------------------------

     As of December 31, 2000, the Fund had a federal net operating loss carry forward of approximately $6,938,000 expiring during 2012, 2013, 2014 and 2015.

12.  Financial Instruments
     ---------------------

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

     NTS/LFII  and  NTS/VA  have  various  letters  of  credit   outstanding  to
     governmental agencies and utility companies totaling approximately $2,235,000 as of March 31, 2001 and December 31, 2000. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

     It is estimated that development of the remaining homeowner's association amenities at NTS/LFII will be substantially complete by November 2002.
     Based on engineering studies and projections, NTS/LFII will incur additional costs, excluding interest, of approximately $400,000 during 2002 to complete the homeowner's association amenities. No costs are estimated to be incurred during 2001.

     It is estimated that the country club and homeowners' association amenities at NTS/VA will be substantially complete by December 2008. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $1,800,000 to complete the county club and homeowners' association amenities for the project. These costs are estimated to be incurred as follows: $730,000 for 2001, $200,000 for 2002, $350,000 for 2003, $0 for 2004, $50,000 for 2005, $420,000 for 2006, $0 for
     2007, and $50,000 for 2008.

14.  Guaranties to the Fund
     ----------------------

     NTS Guaranty Corporation (the "Guarantor"), an Affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their original capital contributions, as defined in the Fund's Prospectus. As of March 31, 2001, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

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

15.  Provisions for Write-down to Net Realizable Value
     -------------------------------------------------

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of'" specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the periods ended March 31, 2001 and 2000 did not result in an impairment loss.

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

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

Key elements of the consolidated statements of cash flows:


                                                                                Three Months Ended March 31,
                                                                  --------------------------------------------------------
                                                                            2001                           2000
                                                                  -------------------------      -------------------------
Net cash provided by operating activities                      $                    175,148   $                    136,981

Net cash used for investing activities                                             (107,877)                      (111,079)
                                                                  -------------------------      -------------------------

Net cash flows from operating and investing activities                               67,271                         25,902


Net cash used for financing activities                                             (167,459)                       (82,782)
                                                                  -------------------------      -------------------------

Net decrease in cash and equivalents                           $                   (100,188)  $                    (56,880)
                                                                  =========================      =========================



Operating Activity
------------------

Cash provided by operating activities was approximately $175,000 for the three months ended March 31, 2001. The primary components of the cash provided by operating activities were the continued deferral of accounts payable to affiliates of approximately $395,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements, offset by a decrease in accounts payable of approximately $513,000, which was primarily for the development of NTS/LFII and NTS/VA projects. In addition, there was a decrease in inventory of approximately $1,052,000.

Cash provided by operating activities was approximately $137,000 for the three months ended March 31, 2000. The primary components of the cash provided by operating activities were a net loss of approximately $608,000, an increase in accounts payable to affiliates of approximately $512,000, an increase in accounts payable of approximately $371,000, and a decrease in notes receivable of approximately $272,000, offset by additions in inventory of approximately $642,000.

-----------------------------------------------------------

Investing Activity
------------------

Cash used for investing activities was approximately $108,000 for the three months ended March 31, 2001. The components of the use of cash for investing activities were additional capital contributions to an unconsolidated affiliate of approximately $24,000 and capital additions, primarily at the NTS/LFII and NTS/VA golf operations, of approximately $84,000.

During the three months ended March 31, 2000, approximately $111,000 was used to purchase property and equipment, primarily at the NTS/LFII and NTS/VA golf operations.

Financing Activity
------------------

Cash used for financing activities was approximately $167,000 for the three months ended March 31, 2001. The components of the cash used by financing activities were net payments on notes payable relating to the development loans for NTS/LFII and NTS/VA of approximately $204,000, partially offset by net borrowings on notes payable to an affiliate of approximately $37,000.

Cash used for financing activities was approximately $83,000 for the three months ended March 31, 2000. The primary components of the cash used in financing activities were net payments on mortgages and notes payable relating to the development loans for NTS/LFII and NTS/VA of approximately $60,000, and payments for other assets of approximately $23,000.

On October 31, 2000, NTS/VA and NTS/LFII entered into a loan agreement with a financial institution for a combined principal sum of up to $18,000,000 and used approximately $5,930,000 and $10,494,000 to pay the entire principal balance of the NTS/LFII and NTS/VA loans, respectively. The loan is secured by the NTS/LFII and NTS/VA projects, a $2 million letter of credit issued by a third party lender with the NTS/VA and NTS/LFII lender stated as the beneficiary, a guarantee by the Fund for the full $18,000,000, and a personal guarantee by J.D. Nichols for 50% of the outstanding loan balance. Additionally, the Joint Venture will be required to apply 50% of the net sales proceeds against the outstanding loan balance from the lot sales in the Joint Venture's project once its present loan is paid in full. The lender requires contracts on lots with gross proceeds exceeding 80% of a section's development costs before advancing funds for a newly developed section. The loan is a reducing revolver and the maximum amount outstanding at the end of each year shall be as follows:

                  December 31, 2001                  $16,500,000
                  December 31, 2002                  $11,000,000
                  December 31, 2003                  $ 7,000,000
                  December 31, 2004                  $ 4,000,000

The Fund's projections indicate that it will meet the minimum principal payment requirements at December 31, 2001.

-----------------------------------------------------------

Financing Activity - Continued
------------------------------

The Fund's management believes that this loan will provide adequate liquidity for the operations and continued development of NTS/VA and NTS/LFII in accordance with the funding limits described in the table above.

Results of Operations
---------------------

Revenues
--------

The following is an analysis of material changes in results of operations for the three months ended March 31, 2001 and 2000. Items that did not have a material impact on operations for the periods listed have been excluded from this discussion.

Revenue for the three months ended March 31, 2001, includes approximately $2,470,000 in lot sales consisting of approximately $1,190,000 and $1,280,000 from NTS/LFII and NTS/VA, respectively. During this period 26 lots were sold for an average selling price of approximately $95,000. Additionally, revenue for the three months ended March 31, 2001, includes approximately $20,000 collected on an installment sale from NTS/VA.

On March 6, 2001, the NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC ("Fairways"), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller's
(NTS/LFII) cost of the property sold. The non-recognition of profit on this transaction primarily created a decrease in the gross profit margin of NTS/LFII by approximately 15% for the three months ended March 31, 2001 as compared to the same period in 2000. This unrecognized profit is offset against the receivable on the balance sheet. At March 31, 2001, the receivable balance related to this sale was approximately $442,000. The transactional values were derived from an independent appraisal performed by Integra Chapman and Bell dated January 14, 2000.

Revenue for the three months ended March 31, 2000, includes approximately $2,483,000 in lot sales consisting of approximately $1,915,000 and $568,000 from NTS/LFII and NTS/VA, respectively. During this period 24 lots were sold for an average selling price of approximately $103,000. Additionally, revenue for the three months ended March 31, 2000 includes approximately $16,000 collected on an installment sale from NTS/VA.

---------------------------------

Revenues - Continued
--------------------

The decrease in the average selling price of lots closed for the three months ended March 31, 2001, compared to the same period in 2000, is a result of a premium lot which sold for $325,000 in 2000 at NTS/VA.

Cost of sales for the three months ended March 31, 2001 and 2000 were approximately $3,609,000 and $2,043,000, respectively.

Presented below are the gross profit margins for the three months ended March 31, 2001 and 2000:


                                                           Three Months Ended March 31,
                                                     ----------------------------------------
                                                            2001                  2000
                                                     ------------------     -----------------
NTS/LF II (1)                                               11%                    16%
NTS/VA                                                      22%                    27%

     Combined gross profit margins                          14%                    18%



(1) Please see the preceding discussion of the impact of the Sale of Undeveloped Land on gross margin due to the use of the cost recovery method of accounting.

The difference in the cost of sales percentage of NTS/LFII compared to NTS/VA and the difference in the lot sales mix will create a proportionate change in the combined gross profit margin throughout a given year. The decrease in gross profit margin is a function of a change in the estimates of sales values, development costs and absorption periods over the life of the project. The estimates are performed at the end of each fiscal year and the resulting cost of sales percentages are applied prospectively. Management assesses the basis for these annual projections at the end of each quarter and if changes in facts and circumstances warrant, interim adjustments are made to the cost of sales percentages prospectively. In comparing the gross margin percentages for the three months ended March 31, 2001 and 2000, respectively, Management's estimates have changed relative to the ultimate sales values, development costs and absorption periods, and inherent economic volatility of residential real estate they now believe will be realized during the duration of the projects.

The Fund periodically reviews the value of land and inventories and determines whether any write-downs are needed to reflect declines in value. The Fund did not record any write-downs during the three months ended March 31, 2001 and 2000. The estimated net realizable value of real estate inventories represents Management's best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Fund's real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

Interest income on cash equivalents and miscellaneous income includes interest income earned from short- term investments made by the Fund with cash reserves for the three months ended March 31, 2001 and 2000.

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

Reimbursements for expense recovery of approximately $632,000 and $527,000 were accrued to NTS Management or an Affiliate during the three months ended March
31,  2001  and  2000,   respectively,   for  actual  personnel,   marketing  and
administrative costs as they relate to NTS/LFII, NTS/VA and the Fund. Reimbursements for expense recovery increased approximately $105,000 for the three months ended March 31, 2001, as compared to the same period in 2000. The increase is primarily a result of an increase in sales and marketing efforts at NTS/LFII and commissions paid to sales agents employed by NTS/LFII and NTS/VA.

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. For the three months ended March 31, 2001 and 2000, overhead recovery incurred was approximately $131,000 and $103,000.

Selling, general and administrative expenses include directors' fees, legal, outside accounting, other investor related cost, repairs and maintenance cost. Selling, general and administrative expenses also include those costs incurred directly by NTS/VA for marketing related activities.

---------------------------------

Expenses - Continued
--------------------

For the three months ended March 31, 2001 and 2000, the amounts incurred for selling, general and administrative expenses were approximately $439,000 and $353,000, respectively. The increase in the selling, general and administrative expenses is primarily a result of an increase in advertising at NTS/VA for the three months ended March 31, 2001 compared to the same period in 2000.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings and its subsidiaries borrowings as well as in the capitalization percentage. For the three months ended March 31, 2001 and 2000, approximately $504,000 and $681,000, was capitalized in inventory and approximately $15,000 and $53,000, respectively, was expensed. The decrease in total interest is primarily due to decreases in the Fund's interest rate on its variable rate mortgage loans.

Depreciation expense relates to equipment used for development activity which is being depreciated over five to seven years.

No benefit for income taxes was provided during the three months ended March 31, 2001 and 2000, as the Fund has recorded a valuation allowance equal to the amount of the recorded benefit. The Fund has determined that it is more likely than not that the net deferred tax asset will not be realized.

Provisions for Write-down to Net Realizable Value
-------------------------------------------------

The Fund periodically reviews the value of land and inventories and determines whether any write-downs need to be recorded to reflect declines in value. The estimated net realizable value of real estate inventories represents management's estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Fund's real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated. The Fund did not record any write-downs during the three months ended March 31, 2001 and 2000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. The Fund's debt instruments bear interest at both variable and fixed rates as discussed in Note 9 of the Fund's financial statements. At March 31, 2001, a hypothetical 100 basis point increase in interest rates would result in an approximate $64,000 increase in interest expense and an approximate $157,000 decrease in the fair value of debt for the three months then ended. During the three months ended March 31, 2001, the majority of interest expense incurred was capitalized in inventory.

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

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  1.       Exhibits:

                           Exhibit 10. Amended and restated development and construction loan agreement.

                           Exhibit 99. Additional Exhibits - Pages from the Fund's Prospectus which have been specifically incorporated by, reference and copies of which are attached hereto which includes pages 75 to 81.

                  2.       Reports on Form 8-K:

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


Date: May 15, 2001