Form 10-Q
period 2001-06-30
NTS MORTGAGE INCOME FUND
filed 2001-08-13
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18550

NTS-MORTGAGE INCOME FUND

Incorporated pursuant to the Laws of the State of Delaware

Internal Revenue Service - Employer Identification No. 61-1146077

10172 Linn Station Road, Louisville, Kentucky 40223

(502) 426-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.               Yes |X|      No |   |

As of August 6, 2001 there were approximately 3,187,000 shares of common stock outstanding.

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	3

	Consolidated Statements of Operations for the Three Months and
	Six Months Ended June 30, 2001 and 2000	4

	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6-17

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	18-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

PART II

Item 1.	Legal Proceedings	27

Item 2.	Changes in Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits and Reports on Form 8-K	27

Signatures		28

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS MORTGAGE INCOME FUND
CONSOLIDATED BALANCE SHEETS

                                                                 As of              As of
                                                               June 30,          December 31,
                                                                 2001               2000*
                                                           -----------------  ------------------
                                                              (UNAUDITED)
ASSETS
Cash and equivalents                                      $          458,344 $           570,465
Membership initiation fees and other accounts
  receivable,  net of allowance of approximately $82,000
  and $88,000, respectively                                        1,783,841           1,312,448
Notes receivable                                                   1,356,778           1,213,191
Inventory                                                         50,342,781          52,206,560
Property and equipment, net of accumulated
  depreciation of approximately $869,000 and $745,000                638,403             566,008
Investment in unconsolidated affiliate                             1,391,685           1,329,427
Advances to affiliates                                                 6,000              20,252
Other assets                                                         712,006             562,225
                                                           -----------------  ------------------

     TOTAL ASSETS                                         $       56,689,838 $        57,780,576
                                                           =================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                     $        2,828,792 $         3,195,691
Accounts payable - affiliates                                      4,612,900           3,809,658
Mortgages and notes payable                                       25,832,959          25,910,622
Notes payable - affiliate                                            123,286             418,657
Lot deposits                                                         234,469             185,257
Deferred revenues                                                     44,186              28,885
                                                           -----------------  ------------------

     TOTAL LIABILITIES                                            33,676,592          33,548,770
                                                           -----------------  ------------------

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 6,000,000 shares
  authorized; 3,187,333 shares issued and outstanding     $            3,187 $             3,187
Additional paid-in-capital                                        54,163,397          54,163,397
Accumulated deficit                                              (31,153,338)        (29,934,778)
                                                           -----------------  ------------------

TOTAL STOCKHOLDERS' EQUITY                                        23,013,246          24,231,806
                                                           -----------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS'                       $       56,689,838 $        57,780,576
  EQUITY                                                   =================  ==================

*      Reference is made to the Fund's audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on April 3,2001.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                               Three Months Ended                     Six Months Ended
                                                    June 30,                              June 30,
                                       ----------------------------------    ----------------------------------
                                            2001               2000               2001               2000
                                       ---------------    ---------------    ---------------    ---------------
REVENUES
Lot sales, net of discounts           $      3,263,310 $        3,710,222 $        7,468,164  $       6,209,671
Cost of sales                                2,501,646          2,753,605          6,110,524          4,796,824
                                       ---------------    ---------------    ---------------    ---------------

Gross profit                                   761,664            956,617          1,357,640          1,412,847
                                       ---------------    ---------------    ---------------    ---------------

Country Club income                            340,576                 --            340,576                 --
Interest and miscellaneous income               23,814            113,584             33,387            208,647
                                       ---------------    ---------------    ---------------    ---------------

     TOTAL REVENUES                          1,126,054          1,070,201          1,731,603          1,621,494
                                       ---------------    ---------------    ---------------    ---------------

EXPENSES
Selling, general and administrative -          731,864            667,409          1,494,813          1,297,217
  affiliated
Selling, general and administrative            431,216            683,869            870,191          1,036,778
Country Club expenses                          527,511                 --            527,511                 --
Interest expense                                15,833             40,483             30,979             93,116
Other taxes and licenses                        (3,211)            47,733             37,804             59,749
Depreciation and amortization                   13,796             19,652             27,023             33,231
(Income) loss from investment in
  unconsolidated affiliate                     (67,033)            98,575            (38,158)           197,108
                                       ---------------    ---------------    ---------------    ---------------

     TOTAL EXPENSES                          1,649,976          1,557,721          2,950,163          2,717,199
                                       ---------------    ---------------    ---------------    ---------------

Net loss before federal income tax            (523,922)          (487,520)        (1,218,560)        (1,095,705)
Federal income tax expense                          --                 --                 --                 --
                                       ---------------    ---------------    ---------------    ---------------

Net loss                              $       (523,922)$         (487,520)$       (1,218,560) $      (1,095,705)
                                       ===============    ===============    ===============    ===============

Net loss per share of common stock    $         (0.16) $           (0.15) $           (0.38)  $          (0.34)
                                       ===============    ===============    ===============    ===============

Weighted average number of shares            3,187,333          3,187,333          3,187,333          3,187,333
                                       ===============    ===============    ===============    ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                  --------------------------------------
                                                                        2001                 2000
                                                                  -----------------    -----------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net loss                                                       $         (1,218,560)  $       (1,095,705)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation and amortization expense                                     27,023               33,231
   (Income) loss from investment in unconsolidated affiliate                (38,158)             197,108
   Changes in assets and liabilities:
     Membership initiation fees and other accounts receivable              (471,393)            (208,430)
     Notes receivable                                                      (143,587)             455,138
     Inventory                                                            1,989,699             (828,221)
     Accounts payable and accrued expenses                                 (366,899)           1,838,131
     Accounts payable - affiliates                                          803,242            1,525,248
     Lot deposits                                                            49,212              168,417
     Deferred revenues                                                       15,301              (32,679)
     Other assets                                                          (159,190)            (105,149)
                                                                  -----------------    -----------------

     Net cash provided by operating activities                              486,690            1,947,089
                                                                  -----------------    -----------------

CASH FLOW USED IN INVESTING ACTIVITIES
Purchase of property and equipment                                         (195,929)            (214,078)
Capital contribution to unconsolidated affiliate                            (24,100)             (25,000)
                                                                  -----------------    -----------------

     Net cash used in investing activities                                 (220,029)            (239,078)
                                                                  -----------------    -----------------

CASH FLOWS USED IN FINANCING ACTIVITIES
Advances to/from affiliates                                                  14,252                   --
Proceeds from mortgage and notes payable                                  6,835,000            4,769,916
Proceeds from notes payable - affiliated                                     50,581                   --
Payments on mortgages and notes payable                                  (6,912,663)          (6,173,592)
Payments on notes payable - affiliated                                     (345,952)                  --
Other assets                                                                (20,000)             (22,779)
                                                                  -----------------    -----------------

     Net cash used in financing activities                                 (378,782)          (1,426,455)
                                                                  -----------------    -----------------

     Net increase (decrease) in cash and equivalents                       (112,121)             281,556
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, beginning of period                                   570,465              619,022
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                            $            458,344   $          900,578
                                                                  =================    =================

Cash paid for interest, net of amounts capitalized             $             33,533   $           91,921
                                                                  =================    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited financial statements and schedules included herein should be read in conjunction with the Fund’s 2000 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 3, 2001. In the opinion of the Fund’s management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three and six months ended June 30, 2001 and 2000.

Note 1 - Organization

NTS Mortgage Income Fund (the “Fund”), a Delaware corporation, was formed on September 26, 1988. The Fund operated as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986 (the “Code”), as amended, from its inception through December 31, 1996. The Fund began operating as a “C” corporation under the Code for tax purposes effective January 1, 1997. NTS Corporation is the sponsor of the Fund (the “Sponsor”). NTS Advisory Corporation is the advisor to the Fund (the “Advisor”), and NTS Residential Management Company is the manager of the Fund (“NTS Management”). The Advisor and NTS Management are affiliates of and are under common control with NTS Corporation.

The Fund’s subsidiaries are NTS/Lake Forest II Residential Corporation (“NTS/LFII”) and NTS/Virginia Development Company (“NTS/VA”). These subsidiaries were acquired effective October 1, 1997. The acquisitions were accounted for under the purchase method of accounting. Prior to making the acquisitions, the Fund had been the primary creditor of these entities.

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

The Fund purchased a 50% interest in the Orlando Lake Forest Joint Venture (the “Joint Venture”) effective August 16, 1997. Prior to becoming a Joint Venture partner, the Fund had been the Joint Venture’s primary creditor. The Joint Venture owns the Orlando Lake Forest Project, a single-family residential community located in Seminole County, Florida (near Orlando). The Joint Venture will continue to own and develop the Orlando Lake Forest project. Lake Forest Realty, Inc., an Affiliate of and under common control with the Fund’s Sponsor, will continue to act as a broker and agent for the Joint Venture for the sale of lots within the Orlando Lake Forest project.

Note 2 - Basis of Accounting

The Fund’s records are maintained on the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States.

Note 3 - Principles of Consolidation and Basis of Presentation

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

Note 4 - Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 5 - Revenue Recognition

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

Note 6 - Reclassifications

Certain reclassifications have been made to the 2000 financial statements to be in conformity with the 2001 presentation. These reclassifications have no effect on previously reported operations.

Note 7 - Inventory

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

Inventory consists of approximately the following as of June 30, 2001:

                                                       NTS/LFII          NTS/VA       Consolidated
                                                    ---------------   -------------  ---------------
Land held for future development, under
  development, and completed lots                  $      1,063,000  $   22,208,000 $     23,271,000

Country club (net of membership initiation fees)          5,525,000      12,053,000       17,578,000

Amenities                                                 1,214,000       8,280,000        9,494,000
                                                    ---------------   -------------  ---------------

                                                   $      7,802,000  $   42,541,000 $     50,343,000
                                                    ===============   =============  ===============

Inventory consists of the following as of December 31, 2000:

                                                       NTS/LFII          NTS/VA       Consolidated
                                                    ---------------   -------------  ---------------
Land held for future development, under
  development, and completed lots                  $        672,000  $   23,023,000 $     23,695,000

Country club (net of membership initiation fees)          7,720,000      11,066,000       18,786,000

Amenities                                                 1,663,000       8,063,000        9,726,000
                                                    ---------------   -------------  ---------------

                                                   $     10,055,000  $   42,152,000 $     52,207,000
                                                    ===============   =============  ===============

NTS/LFII and NTS/VA capitalized in inventory approximately $1,063,000 of interest and real estate taxes for the six months ended June 30, 2001. Interest and real estate taxes incurred were approximately $1,127,000.

NTS/LFII and NTS/VA capitalized in inventory approximately $1,463,000 of interest and real estate taxes for the six months ended June 30, 2000. Interest and real estate taxes incurred were approximately $1,583,000.

Inventory for 2001, as reflected above, includes approximately $27,682,000, net of $10,104,000 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

Inventory for 2000, as reflected above, includes approximately $28,413,000, net of $9,627,000 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from membership sales for a period not to exceed 12 years from the date of the agreement (ending 2003). The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $1,458,000, which is expected to be offset by member initiation fees. During the six months ended June 30, 2001, approximately $274,000 of the Fawn Lake Country Club deficit and $406,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory. During the six months ended June 30, 2000, approximately $459,000 of the Fawn Lake Country Club deficit and $164,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory.

During the three months ended June 30, 2001, the Fawn Lake Country Club was substantially completed. As a result of the Fund’s intention to sell the Club as a single asset, SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” requires that the Club be reported separately from inventory on the Fund’s balance sheet as an asset available for sale. The assets stated value on the balance sheet is to be its fair value. The Fund expects to have determined the Club’s fair value during the third quarter and will reclassify the asset available for sale accordingly.

Note 8 - Investment in Unconsolidated Affiliate

Effective as of August 16, 1997, the Fund became a partner in the Joint Venture. The other partners in the Joint Venture are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are Affiliates of and are under common control with the Fund’s Sponsor. The Joint Venture will continue to operate under its current legal name as the Orlando Lake Forest Joint Venture.

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

The net income or net loss of the Joint Venture is allocated based on the respective Partner’s percentage interest, as defined in the Joint Venture agreement. As of June 30, 2001, the Fund’s percentage interest was 50%, and the Fund’s investment balance in the Joint Venture was approximately $1,392,000 and $1,329,000 as of June 30, 2001 and December 31, 2000, respectively. The Fund’s share of the Joint Venture’s net income for the three and six months ended June 30, 2001, was approximately $67,000 and $38,000. The Fund’s share of the Joint Venture’s net loss for the three and six months ended June 30, 2000, was approximately $99,000 and $197,000.

Presented below are condensed balance sheets for the Joint Venture as of June 30, 2001 and December 31, 2000, and statements of operations for the three and six months ended June 30, 2001 and 2000:

                                         June 30,           December 31,
                                           2001                 2000
                                    ------------------   ------------------
Balance Sheets
Notes receivable                  $             45,000 $             84,000
Inventory                                    7,149,000            8,805,000
Other, net                                     301,000              242,000
                                    ------------------   ------------------

     Total assets                 $          7,495,000 $          9,131,000
                                    ==================   ==================

Mortgages and notes payable                  2,451,000            4,401,000
Other liabilities                            2,261,000            2,071,000
Equity                                       2,783,000            2,659,000
                                    ------------------   ------------------

     Total liabilities and equity $          7,495,000 $          9,131,000
                                    ==================   ==================

                                   Three Months Ended June 30,            Six Months Ended June 30,
                                ----------------------------------    ----------------------------------
                                     2001               2000               2001               2000
                                ---------------    ---------------    ---------------    ---------------
Statements of Operations
Lot sales, net of discounts  $        1,730,000 $        1,067,000 $        2,996,000 $        1,877,000
Cost of sales                        (1,177,000)          (822,000)        (2,002,000)        (1,454,000)
Other expenses, net                    (419,000)          (442,000)          (918,000)          (817,000)
                                ---------------    ---------------    ---------------    ---------------

     Net income (loss)       $          134,000 $         (197,000)$           76,000 $         (394,000)
                                ===============    ===============    ===============    ===============

Note 9 - Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                          June 30,           December 31,
                                                            2001                 2000
                                                      -----------------    -----------------
Mortgage loan payable to a bank in the amount of
$18,000,000, bearing interest at the Prime Rate +
1.0%, payable monthly, due October 31, 2005,
secured by inventory of NTS/VA and NTS/LFII,
generally principal payments consist of
approximately 91% of the Gross Receipts from lot
sales, personally guaranteed by Mr. J. D. Nichols,
Chairman of the Board of the Fund's Sponsor, for
50% of the outstanding loan balance and a $2
million letter of credit from a third party lender with
the beneficiary being the bank.                    $         15,395,120 $         15,630,107

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
 .5%, payable monthly, due July 31, 2002, secured
by the Lake Forest Country Club and golf course,
principal reductions of $300,000 every six months,
guaranteed by NTS Corporation, the Fund's
Sponsor.                                                      2,160,000            2,490,000

Warehouse Line of Credit Agreements with two
banks bearing interest at the Prime Rate + 1% and
the Prime Rate + .75%, due December 15, 2001,
$(105,534) and September 18, 2001 $(628,548),
secured by notes receivable, principal payments
consist of payments received from notes receivable
securing the obligation.  The $105,534 Warehouse
Line of Credit agreement is guaranteed by NTS
Corporation.                                                    734,082              223,871

Note payable in the amount of $1,174,800, bearing
interest at a Prime Rate + .5%, secured by a note
receivable, due in monthly installments of $5,000,
with any outstanding principal and accrued interest
due and payable in full on December 29, 2001.                   594,778              680,925

Other                                                           252,020              188,760
                                                      -----------------    -----------------

                                                   $         25,832,959 $         25,910,622
                                                      =================    =================

The Prime Rate was 6.75% and 9.5% at June 30, 2001 and December 31, 2000, respectively.

On October 31, 2000, NTS/VA and NTS/LFII entered into a loan agreement with a financial institution for a combined principal sum of up to $18,000,000 and used approximately $5,930,000 and $10,494,000 to pay the entire principal balance of the NTS/LFII and NTS/VA loans, respectively. The loan is secured by the NTS/LFII and NTS/VA projects, a $2 million letter of credit issued by a third party lender with the NTS/VA and NTS/LFII lender stated as the beneficiary, a guarantee by the Fund for the full $18,000,000, and a personal guarantee by J.D. Nichols for 50% of the outstanding loan balance. Additionally, the Joint Venture will be required to apply 50% of the net sales proceeds against the outstanding loan balance from the lot sales in the Joint Venture’s project once its present loan is paid in full. The lender requires contracts on lots with gross proceeds exceeding 80% of a section’s development costs before advancing funds for a newly developed section at NTS/VA. The loan is a reducing revolver and the maximum amount outstanding at the end of each year shall be as follows:

        December 31, 2001                $     16,500,000
        December 31, 2002                $     11,000,000
        December 31, 2003                $      7,000,000
        December 31, 2004                $      4,000,000

The Fund's projections indicate that it will meet the minimum principal payment requirement at December 31, 2001.

Note 10 - Related Party Transactions

As of June 30, 2001, the Sponsor and an Affiliate owned 132,616 shares of the Fund, collectively. The Fund has entered into, or had been subject to in prior periods, the following agreements with various Affiliates of the Sponsor regarding the ongoing operation of the Fund.

Property Management Agreements

The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Management under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the “Management Agreements”). NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of the Fund’s Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of NTS/LFII and NTS/VA, will be entitled to an overhead recovery, and will accrue an incentive payment payable, all as provided therein.

These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain of its affiliates, as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time on and off site of the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities, some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential projects responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Property Management Agreements, the Fund was charged the following amounts for the three and six months ended June 30, 2001 and 2000. These amounts are reflected in selling, general and administrative - affiliated on the accompanying consolidated statements of operations:

                                                  Three Months Ended                Six Months Ended
                                                       June 30,                         June 30,
                                            ------------------------------   ------------------------------
                                                2001             2000            2001             2000
                                            -------------   --------------   -------------    -------------
Personnel related costs:
  Financing and accounting               $         63,000 $         63,000 $       125,000  $       134,000
  Data Processing                                  17,000           20,000          35,000           41,000
  Human Resources                                  11,000           10,000          22,000           21,000
  Executive and administrative services            38,000           31,000          77,000           66,000
  Construction Management                          30,000            7,000          59,000           10,000
  Sales and Marketing                             350,000          315,000         739,000          616,000
  Legal                                            15,000            7,000          28,000           14,000
                                            -------------   --------------   -------------    -------------

     Total personnel related costs                524,000          453,000       1,085,000          902,000
                                            -------------   --------------   -------------    -------------

Marketing                                          46,000           39,000          98,000           79,000

Rent                                               16,000           14,000          29,000           29,000

Other general and administrative                    6,000           10,000          12,000           33,000
                                            -------------   --------------   -------------    -------------

     Total expense reimbursements        $        592,000 $        516,000 $     1,224,000  $     1,043,000
                                            =============   ==============   =============    =============

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. Overhead recovery for the three and six months ended June 30, 2001, was approximately $140,000 and $271,000, respectively. Overhead recovery for the three and six months ended June 30, 2000, was approximately $151,000 and $254,000, respectively. These amounts are classified with selling, general and administrative - affiliated in the accompanying consolidated statements of operations.

The Management Agreements also provide the opportunity for NTS Management to receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects if certain financial obligations are met. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable the Fund to return to the shareholders of the Fund an amount which, after adding thereto all other payments previously distributed to such shareholders of the Fund, is at least equal to the shareholders’ original capital contribution. As of June 30, 2001, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of June 30, 2001, no amount had been accrued as an incentive payment in the Fund’s consolidated financial statements.

Advances and Notes Payable Affiliates

The Fund has received advances from an affiliate of the Fund’s Sponsor, net of repayments, totaling approximately $123,000 and $419,000 as of June 30, 2001 and December 31, 2000, respectively. As of June 30, 2001 and December 31, 2000, the advances bear interest at the Prime Rate.

As presented in the accompanying consolidated balance sheet as of June 30, 2001 accounts payable– affiliates of approximately $4,613,000 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by the Fund as of June 30, 2001 and those amounts that will accrue during fiscal 2001 through the period ending March 31, 2002, other than as permitted by cash flows of the Fund. Management of the Fund believes that NTS Development Company and NTS Residential Management have the financial ability to defer amounts owed them by the Fund. There can be no assurances that this level of support will continue past March 31, 2002.

Sale of Undeveloped Land

On March 6, 2001, the NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC (“Fairways”), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller’s (NTS/LFII) cost of the property sold. This unrecognized profit is offset against the receivable on the balance sheet. At June 30, 2001, the receivable balance related to this sale was approximately $442,000. The transactional values were derived from an independent appraisal performed by Integra Chapman & Bell dated January 4, 2000.

Note 11 - Country Club Accounting

During the three months ended June 30, 2001, the Fawn Lake Country Club was substantially completed. As a result of the Fund’s intention to sell the Club as a single asset, SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” requires that the Club’s operations no longer be capitalized to inventory costs upon substantial completion. Instead, the Club’s results of operations have been included in the Fund’s statement of operations beginning with the three months ended June 30, 2001.

Note 12 - Income Taxes

The Fund adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), effective January 1, 1997. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the Fund’s book and tax bases of assets and liabilities and tax carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal differences giving rise to the Fund’s deferred taxes, consist of tax net operating loss carry forwards, valuation allowances and differences in inventory basis for book and tax.

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on a history of operating losses by its subsidiaries and its expectations for the future, that it is more likely than not that the net deferred tax assets at June 30, 2001 and December 31, 2000, will not be realized.

As of December 31, 2000, the Fund had a federal net operating loss carry forward of approximately $6,938,000 expiring during 2012, 2013, 2014 and 2015.

Note 13 - Financial Instruments

The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturity of these financial instruments. The fair value of the Fund’s notes receivable and debt instruments approximated the book value because a substantial portion of the underlying instruments are variable rate notes.

Note 14 - Commitments and Contingencies

The Fund, as an owner of real estate, is subject to various environmental laws of federal and local governments. Compliance by the Fund with existing laws has not had a material adverse effect on the Fund’s financial condition and results of operations. However, the Fund cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

The Fund does not believe there is any litigation threatened against the Fund other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Fund.

NTS/LFII and NTS/VA have various letters of credit outstanding to governmental agencies and utility companies totaling approximately $2,603,000 and $2,235,000 as of June 30, 2001 and December 31, 2000, respectively. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

It is estimated that development of the remaining homeowner’s association amenities at NTS/LFII will be substantially complete by November 2002. Based on engineering studies and projections, NTS/LFII will incur additional costs, excluding interest, of approximately $400,000 during 2002 to complete the homeowner’s association amenities. No costs are estimated to be incurred during 2001.

It is estimated that the amenities at NTS/VA will be substantially complete by December 2008. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $510,000 to complete the amenities for the project. These costs are estimated to be incurred as follows: $10,000 for 2001, $0 for 2002, $50,000 for 2003, $0 for 2004, $50,000 for 2005, $350,000 for 2006, $0 for 2007, and $50,000 for 2008.

Note 15 - Guaranties to the Fund

NTS Guaranty Corporation (the “Guarantor”), an Affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their original capital contributions, as defined in the Fund’s Prospectus. As of June 30, 2001, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

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

Note 16 - Provisions for Write-down to Net Realizable Value

Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of’” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the period ended June 30, 2001 did not result in an impairment loss.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial condition and Results of Operations (“MD&A”) is structured in three major sections. The first section provides information related to liquidity and capital resources. The second section analyzes consolidated cash flows and financial conditions. The final section analyzes results of operations on a consolidated basis. A discussion of certain market risks also follows. MD&A should be read in conjunction with the Financial Statements in Item 1 and the Cautionary Statements below.

Cautionary Statements

Some of the statements included in this Item 2 may be considered “forward-looking statements” since such statements relate to matters which have not yet occurred. For example, phrases such as “the Fund anticipates,” “believes” or “expects” indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Fund expected also may not occur or occur in a different manner, which may be more or less favorable to the Fund. The Fund does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management’s best judgement based on factors known, involve risks and uncertainties. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s analysis only as of the date hereof. The Fund undertakes no obligation to publicly revise these forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Fund pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Fund’s subsidiaries, NTS/LFII and NTS/VA, and the Joint Venture, in which the Fund has a 50% interest, are engaged in the development and sale of residential subdivision lots, the pricing and sale of which are subject to risks generally associated with real estate development and applicable market forces beyond the control of the Fund and/or its subsidiaries, including general and local economic conditions, competition, interest rates, real estate tax rates, other operating expenses, the supply of and demand for properties, zoning laws, other governmental rules and fiscal policies, and acts of God. All of the properties owned by NTS/LFII, NTS/VA and the Joint Venture are encumbered by development loans from third party lenders which, given the nature of the risks incumbent in real estate investment and development activities as stated above, are inherently subject to default should the ability of NTS/LFII, NTS/VA, Joint Venture and/or the Fund to make principal and interest payments under such development loans become impaired.

There is the potential for occurrences which could affect the Fund’s ability to control its professional and administrative expenses. Furthermore, the debt service regarding the Fund’s borrowings is variable based on current interest rates, any fluctuations in which are beyond the control of the Fund. These variances could, for example, impact the Fund’s projected cash and cash requirements as well as projected returns.

Liquidity and Capital Resources

The Fund’s current source of liquidity is primarily the ability of its subsidiaries to draw upon their respective development loans. Additional liquidity is provided by net proceeds retained from residential lot closings by the properties owned by the Fund’s subsidiaries and Joint Venture in which the Fund has a 50% interest. The various development loans call for principal payments ranging from 72% to 91% of gross receipts from lot sales.

Consolidated Cash Flows and Financial Condition

Key elements of the consolidated statements of cash flows:

                                                                  Six Months Ended June 30,
                                                           ---------------------------------------
                                                                  2001                 2000
                                                           ------------------   ------------------
Net cash provided by operating activities                $            486,690 $          1,947,089

Net cash used for investing activities                               (220,029)            (239,078)
                                                           ------------------   ------------------

Net cash flows from operating and investing activities                266,661            1,708,011

Net cash used for financing activities                               (378,782)          (1,426,455)
                                                           ------------------   ------------------

Net increase (decrease) in cash and equivalents          $           (112,121)$            281,556
                                                           ==================   ==================
Operating Activity

Cash provided by operating activities was approximately $487,000 for the six months ended June 30, 2001. The primary components of the cash provided by operating activities were the continued deferral of accounts payable to affiliates of approximately $803,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements, and a net reduction in inventory of approximately $1,990,000. In addition, there was a decrease in accounts payable of approximately $367,000 and an increase in the membership and accounts receivable of approximately $471,000 of which $442,000 was the receivable from Fairway Developments, LLC. NTS Management has agreed to defer amounts owed to them by the Fund as of June 30, 2001, and those amounts will accrue during the fiscal year 2001 through the period ending March 31, 2002, other than as permitted by cash flows of the Fund.

Cash provided by operating activities was approximately $1,947,000 for the six months ended June 30, 2000. The primary components of the cash provided by operating activities were a net loss of approximately $1,096,000 and net additions to inventory of approximately $828,000, partially offset by an increase to accounts payable to affiliated of approximately $1,525,000 owed to NTS Development Company and NTS Management for salary and overhead reimbursements, an increase in accounts payable and accrued expenses of approximately $1,838,000, and collections of notes receivable of approximately $455,000. The increase in accounts payable and accrued expenses was partially a result of costs incurred for a new development section at NTS/VA of approximately $933,000.

Investing Activity

Cash used for investing activities was approximately $220,000 for the six months ended June 30, 2001. The components of the use of cash for investing activities were additional capital contributions to an unconsolidated affiliate of approximately $24,000 and capital additions, primarily at the NTS/LFII and NTS/VA golf operations, of approximately $196,000.

Cash uses for investing activities was approximately $239,000 for the six months ended June 30, 2000. The primary components of the use of cash for investing activities were an additional capital contribution to an unconsolidated affiliate of $25,000 and capital additions, primarily at the NTS/LFII and NTS/VA golf operations, of approximately $214,000.

Financing Activity

Cash used for financing activities was approximately $379,000 for the six months ended June 30, 2001. The components of the cash used by financing activities were net payments on notes payable relating to the development loans for NTS/LFII and NTS/VA of approximately $78,000 and net payments on notes payable to an affiliate of approximately $295,000.

Cash used for financing activities was approximately $1,426,000 for the six months ended June 30, 2000. The primary components of the use of cash for financing activities were net payments on mortgages and notes payable from gross receipts of lot sales relating to the development loans for NTS/LFII and NTS/VA of approximately $1,404,000.

On October 31, 2000, NTS/VA and NTS/LFII entered into a loan agreement with a financial institution for a combined principal sum of up to $18,000,000 and used approximately $5,930,000 and $10,494,000 to pay the entire principal balance of the NTS/LFII and NTS/VA loans, respectively. The loan is secured by the NTS/LFII and NTS/VA projects, a $2 million letter of credit issued by a third party lender with the NTS/VA and NTS/LFII lender stated as the beneficiary, a guarantee by the Fund for the full $18,000,000, and a personal guarantee by J.D. Nichols for 50% of the outstanding loan balance. Additionally, the Joint Venture will be required to apply 50% of the net sales proceeds against the outstanding loan balance from the lot sales in the Joint Venture’s project once its present loan is paid in full. The lender requires contracts on lots with gross proceeds exceeding 80% of a section’s development costs before advancing funds for a newly developed section. The loan is a reducing revolver and the maximum amount outstanding at the end of each year shall be as follows:

         December 31, 2001                  $16,500,000
         December 31, 2002                  $11,000,000
         December 31, 2003                  $ 7,000,000
         December 31, 2004                  $ 4,000,000

The Fund's projections indicate that it will meet the minimum principal payment requirements at December 31, 2001.

The Fund’s management believes that this loan will provide adequate liquidity for the operations and continued development of NTS/VA and NTS/LFII in accordance with the funding limits described in the table above.

Results of Operations

Revenues

The following is an analysis of material changes in results of operations for the six months ended June 30, 2001 and 2000. Items that did not have a material impact on operations for the periods listed have been excluded from this discussion.

Revenue for the three months ended June 30,2001, includes approximately $3,263,000 in lot sales consisting of approximately $1,422,000 and $1,841,000 from NTS/LFII and NTS/VA, respectively. During this period 31 lots were sold for an average selling price of approximately $105,000.

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

Beginning with the three months ended June 30, 2001, the income and expenses of the Fawn Lake Country Club have been included in the Fund’s statement of operations. This is a result of the substantial completion of the Club and the intention to sell the Club as a single asset. The Club’s operations for the three and six months ended June 30, 2000, were capitalized to inventory costs. The net impact on the results of operations was a net operating deficit of approximately $187,000.

Revenue for the six months ended June 30, 2001, includes approximately $5,733,000 in lot sales consisting of approximately $2,612,000 and $3,121,000 from NTS/LFII and NTS/VA, respectively. During this period 57 lots were sold for an average selling price of approximately $101,000.

Additionally, revenue for the six months ended June 30, 2001, includes approximately $20,000 collected on an installment sale from NTS/VA.

On March 6, 2001, the NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC (“Fairways”), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller’s (NTS/LFII) cost of the property sold. The non-recognition of profit on this transaction primarily created a decrease in the gross profit margin of NTS/LFII by approximately 15% for the three months ended March 31, 2001 as compared to the same period in 2000. This unrecognized profit is offset against the receivable on the balance sheet. At June 30, 2001, the receivable balance related to this sale was approximately $442,000. The transactional values were derived from an independent appraisal performed by Integra Chapman and Bell dated January 14, 2000.

Revenue for the six months ended June 30, 2000, includes approximately $6,118,000 in lot sales consisting of approximately $4,138,000 and $1,980,000 from NTS/LFII and NTS/VA, respectively. During this period 58 lots were sold for an average selling price of approximately $105,000. Additionally, revenue for the six months ended June 30, 2000 includes approximately $92,000 collected on an installment sale from NTS/VA.

The decrease in the average selling price of lots closed for the six months ended June 30, 2001, compared to the same period in 2000, is a result of a premium lot which sold for $325,000 in the first quarter of 2000 at NTS/VA.

Costs of sales for the three months ended June 30, 2001 and 2000, were approximately $2,502,000 and $2,754,000, respectively. Cost of sales for the six months ended June 30, 2001 and 2000, were approximately $6,111,000 and $4,797,000, respectively.

Presented below are the gross profit margins for the three months ended June 30, 2001 and 2000:

                                              Three Months Ended                   Six Months Ended
                                                   June 30,                            June 30,
                                       --------------------------------     -------------------------------
                                           2001               2000              2001              2000
                                       -------------      -------------     -------------     -------------
NTS/LF II (1)                               27%                19%               16%               19%
NTS/VA                                      21%                29%               21%               29%

     Combined gross profit margins          23%                26%               18%               23%
(1)	Please see the preceding discussion of the impact of the Sale of Undeveloped Land on gross margin due to the use of the cost recovery method of accounting.

The difference in the cost of sales percentage of NTS/LFII compared to NTS/VA and the difference in the lot sales mix will create a proportionate change in the combined gross profit margin throughout a given year. The decrease in gross profit margin is a function of a change in the estimates of sales values, development costs and absorption periods over the life of the project. The estimates are performed at the end of each fiscal year and the resulting cost of sales percentages are applied prospectively. Management assesses the basis for these annual projections at the end of each quarter and if changes in facts and circumstances warrant, interim adjustments are made to the cost of sales percentages prospectively. In comparing the gross margin percentages for the six months ended June 30, 2001 and 2000, respectively, Management’s estimates have changed relative to the ultimate sales values, development costs and absorption periods, and inherent economic volatility of residential real estate they now believe will be realized during the duration of the projects.

The Fund periodically reviews the value of land and inventories and determines whether any write-downs are needed to reflect declines in value. The Fund did not record any write-downs during the six months ended June 30, 2001 and 2000. The estimated net realizable value of real estate inventories represents Management’s best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Fund’s real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

Interest income on cash equivalents and miscellaneous income includes interest income earned from short-term investments made by the Fund with cash reserves for the six months ended June 30, 2001 and 2000.

Expenses

The ongoing operation and management of NTS/LFII and NTS/VA will be conducted by NTS Management under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997 and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the “Management Agreements”). NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of the Fund’s Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, will be entitled to an overhead recovery, and will accrue an incentive payment payable, all as provided therein.

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

Reimbursements for expense recovery of approximately $592,000 and $516,000 were accrued to NTS Management or an Affiliate during the three months ended June 30, 2001 and 2000, respectively, for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund. For the six months ended June 30, 2001 and 2000, the expense recovery accrued to NTS Management or an affiliate was approximately $1,224,000 and $1,043,000.

Reimbursements for expense recovery increased approximately $76,000 for the three months ended June 30, 2001, as compared to the same period in 2000. Reimbursements for expense recovery increased approximately $181,000 for the six months ended June 30, 2001, as compared to the same period in 2000. The increase is primarily a result of an increase in commissions paid to sales agents employed by NTS/VA for the three and six months ended June 30, 2001, as compared to the same period in 2000.

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. For the three months ended June 30, 2001 and 2000, overhead recovery incurred was approximately $140,000 and $151,000, respectively. For the six months ended June 30, 2001 and 2000, overhead recovery incurred was approximately $271,000 and $254,000.

Selling, general and administrative expenses include directors’ fees, legal, outside accounting, other investor related cost, repairs and maintenance cost. Selling, general and administrative expenses also include those costs incurred directly by NTS/VA for marketing related activities.

For the three months ended June 30, 2001 and 2000, the amounts incurred for selling, general and administrative expenses were approximately $431,000 and $684,000. For the six months ended June 30, 2001 and 2000, the amounts incurred for selling, general and administrative expenses were approximately $870,000 and $1,037,000, respectively. The decrease in the selling, general and administrative expenses is primarily a result of a decrease in advertising costs at NTS/VA for the three and six months ended June 30, 2001 as well as a decrease in administrative, legal, and property tax for the six months ended June 30, 2001 compared to the same period in 2000.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund’s borrowings and its subsidiaries borrowings as well as in the capitalization percentage. For the three months ended June 30, 2001 and 2000, approximately $493,000 and $695,000, respectively, was capitalized in inventory and approximately $16,000 and $40,000, respectively, was expensed. For the six months ended June 30, 2001 and 2000, approximately $997,000 and $1,376,000, was capitalized in inventory and approximately $31,000 and $93,000, respectively, was expensed. The decrease in total interest is primarily due to decreases in the Fund’s interest rate on its variable rate mortgage loans.

Depreciation expense relates to equipment used for development activity which is being depreciated over five to seven years.

No benefit for income taxes was provided during the six months ended June 30, 2001 and 2000, as the Fund has recorded a valuation allowance equal to the amount of the recorded benefit. The Fund has determined that it is more likely than not that the net deferred tax asset will not be realized.

Provisions for Write-down to Net Realizable Value

The Fund periodically reviews the value of land and inventories and determines whether any write-downs need to be recorded to reflect declines in value. The estimated net realizable value of real estate inventories represents management’s estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Fund’s real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated. The Fund did not record any write-downs during the period ended June 30, 2001.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. The Fund’s debt instruments bear interest at both variable and fixed rates as discussed in Note 9 of the Fund’s financial statements. At June 30, 2001, a hypothetical 100 basis point increase in interest rates would result in an approximate $64,000 increase in interest expense and an approximate $64,000 decrease in the fair value of debt for the six months then ended. During the six months ended June 30, 2001, the majority of interest expense incurred was capitalized in inventory.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities
None.

Item 3 - Defaults upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
An annual meeting was held of June 5, 2001, which involved the election of the five directors and the designation of the auditors for 2001. Presented below are the votes cast for each of the elected directors and for the designated auditors.

                                       Votes             Votes
Directors                               For             Against          Abstain
                                  ----------------  ---------------  ----------------
     Gerald B. Brenzel                   1,529,213          148,933                 -
     Robert M. Day                       1,526,696          151,450                 -
     Gerald B. Thomas                    1,524,188          153,958                 -
     J.D. Nichols                        1,497,280          180,866                 -
     Brian F. Lavin                      1,513,326          164,820                 -

Auditors
     Arthur Andersen                     1,526,207          105,166            46,774

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K
Exhibits:

Exhibit 99.	Additional Exhibits - Pages from the Fund's Prospectus which have been specifically incorporated by, reference and copies of which are attached hereto which includes pages 75 to 81.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS-MORTGAGE INCOME FUND

/s/ Brian F. Lavin

Brian F. Lavin
President and Director of the
Mortgage Income Fund

Date: August 13, 2001