Form 10-Q
period 2001-09-30
NTS MORTGAGE INCOME FUND
filed 2001-11-13
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18550

NTS MORTGAGE INCOME FUND

Incorporated pursuant to the Laws of the State of Delaware

Internal Revenue Service - Employer Identification No. 61-1146077

10172 Linn Station Road, Louisville, Kentucky 40223

(502) 426-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.               Yes |X|      No |   |

As of November 8, 2001, there were approximately 3,187,000 shares of common stock outstanding.

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2001
	and December 31, 2000	3

	Consolidated Statements of Operations for the
	Three Months and Nine Months Ended September 30, 2001 and 2000	4

	Consolidated Statements of Cash Flows for the
	Nine Months Ended September 30, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6-17

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	18-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

PART II

Item 1.	Legal Proceedings	28

Item 2.	Changes in Securities	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits and Reports on Form 8-K	28

Signatures		29

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS MORTGAGE INCOME FUND
CONSOLIDATED BALANCE SHEETS

                                                                 As of              As of
                                                             September 30,       December 31,
                                                                 2001               2000*
                                                           -----------------  ------------------
                                                              (UNAUDITED)
ASSETS
------
Cash and equivalents                                      $          689,406 $           570,465
Membership initiation fees and other accounts
  receivable,  net of allowance of approximately $80,000
  and $88,000, respectively                                        1,588,027           1,312,448
Notes receivable                                                   1,007,789           1,213,191
Inventory                                                         50,950,384          52,206,560
Property and equipment, net of accumulated
  depreciation of approximately $932,000 and $745,000                597,633             566,008
Investment in unconsolidated affiliate                             1,325,391           1,329,427
Advances to affiliates                                                 3,429              20,252
Other assets                                                         548,086             562,225
                                                           -----------------  ------------------

     TOTAL ASSETS                                         $       56,710,145 $        57,780,576
                                                           =================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued expenses                     $        2,481,695 $         3,195,691
Accounts payable - affiliates                                      5,256,105           3,809,658
Mortgages and notes payable                                       26,449,074          25,910,622
Notes payable - affiliate                                            180,386             418,657
Lot deposits                                                         203,888             185,257
Deferred revenues                                                    137,498              28,885
                                                           -----------------  ------------------

     TOTAL LIABILITIES                                            34,708,646          33,548,770
                                                           -----------------  ------------------

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY
--------------------
Common stock, $0.001 par value, 6,000,000 shares
  authorized; 3,187,333 shares issued and outstanding     $            3,187 $             3,187
Additional paid-in-capital                                        54,163,397          54,163,397
Accumulated deficit                                              (32,165,085)        (29,934,778)
                                                           -----------------  ------------------

TOTAL STOCKHOLDERS' EQUITY                                        22,001,499          24,231,806
                                                           -----------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS'                       $       56,710,145 $        57,780,576
  EQUITY
                                                           =================  ==================

*    Reference is made to the Fund's audited financial statements in the Form 10-K as filed with the Securities and
     Exchange Commission on April 3,2001.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                               Three Months Ended                    Nine Months Ended
                                                 September 30,                         September 30,
                                       ----------------------------------    ----------------------------------
                                            2001               2000               2001               2000
                                       ---------------    ---------------    ---------------    ---------------
REVENUES
--------
Lot sales, net of discounts           $      2,160,492 $        3,267,564 $        9,628,656  $       9,477,235
Cost of sales                                1,605,597          2,402,629          7,716,121          7,199,453
                                       ---------------    ---------------    ---------------    ---------------

Gross profit                                   554,895            864,935          1,912,535          2,277,782
                                       ---------------    ---------------    ---------------    ---------------

Country Club income                            405,942                 --            746,518                 --
Interest and miscellaneous income               49,430             48,889             82,817            257,536
                                       ---------------    ---------------    ---------------    ---------------

     TOTAL REVENUES                          1,010,267            913,824          2,741,870          2,535,318
                                       ---------------    ---------------    ---------------    ---------------

EXPENSES
--------
Selling, general and administrative -
  affiliated                                   644,507            616,182          2,139,320          1,913,399
Selling, general and administrative            518,643            746,627          1,388,834          1,783,405
Country Club expenses                          698,553                 --          1,226,064                 --
Interest expense                                23,358             31,240             54,337            124,356
Other taxes and licenses                        12,732             11,371             50,536             71,120
Depreciation and amortization                   13,827             13,581             40,850             46,812
Loss from investment in
  unconsolidated affiliate                     110,394            103,474             72,236            300,582
                                       ---------------    ---------------    ---------------    ---------------

     TOTAL EXPENSES                          2,022,014          1,522,475          4,972,177          4,239,674
                                       ---------------    ---------------    ---------------    ---------------

Net loss before federal income tax          (1,011,747)          (608,651)        (2,230,307)        (1,704,356)
Federal income tax expense                          --                 --                 --                 --
                                       ---------------    ---------------    ---------------    ---------------

Net loss                              $     (1,011,747)$         (608,651)$       (2,230,307) $      (1,704,356)
                                       ===============    ===============    ===============    ===============

Net loss per share of common stock    $         (0.32) $           (0.19) $           (0.70)  $          (0.53)
                                       ===============    ===============    ===============    ===============

Weighted average number of shares            3,187,333          3,187,333          3,187,333          3,187,333
                                       ===============    ===============    ===============    ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                  --------------------------------------
                                                                        2001                 2000
                                                                  -----------------    -----------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
-------------------------------------------
Net loss                                                       $         (2,230,307)$         (1,704,356)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation and amortization expense                                     40,850               46,812
   Loss from investment in unconsolidated affiliate                          72,236              300,582
   Changes in assets and liabilities:
     Membership initiation fees and other accounts receivable              (275,579)             (75,914)
     Notes receivable                                                       205,402              599,935
     Inventory                                                            1,447,052           (1,428,896)
     Accounts payable and accrued expenses                                 (713,996)           1,554,442
     Accounts payable - affiliates                                        1,446,447            1,981,857
     Lot deposits                                                            18,631               41,000
     Deferred revenues                                                      108,613              (36,563)
     Other assets                                                           (10,188)             (13,474)
                                                                  -----------------    -----------------

     Net cash provided by operating activities                              109,161            1,265,425
                                                                  -----------------    -----------------

CASH FLOW USED IN INVESTING ACTIVITIES
--------------------------------------
Purchase of property and equipment                                         (219,024)            (269,843)
Capital contribution to unconsolidated affiliate                            (68,200)            (144,482)
                                                                  -----------------    -----------------

     Net cash used in investing activities                                 (287,224)            (414,325)
                                                                  -----------------    -----------------

CASH FLOWS PROVIDED BY (USED IN)
--------------------------------
FINANCING ACTIVITIES
--------------------
Advances to/from affiliates                                                  16,823                   --
Proceeds from mortgage and notes payable                                 10,222,135            8,284,187
Proceeds from notes payable - affiliated                                    107,681              451,457
Payments on mortgages and notes payable                                  (9,683,683)          (9,581,972)
Payments on notes payable - affiliated                                     (345,952)             (52,000)
Other assets                                                                (20,000)             (25,779)
                                                                  -----------------    -----------------

     Net cash provided by (used in) financing activities                    297,004             (924,107)
                                                                  -----------------    -----------------

     Net increase (decrease) in cash and equivalents                        118,941              (73,007)
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, beginning of period                                   570,465              619,022
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                            $            689,406 $            546,015
                                                                  =================    =================

Cash paid for interest, net of amounts capitalized             $             63,873 $            117,428
                                                                  =================    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited financial statements and schedules included herein should be read in conjunction with the Fund's 2000 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 3, 2001. In the opinion of the Fund's management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three and nine months ended September 30, 2001 and 2000.

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

Inventory consists of approximately the following as of September 30, 2001:

                                                       NTS/LFII          NTS/VA       Consolidated
                                                    ---------------   -------------  ---------------
Land held for future development, under
  development, and completed lots                  $      1,243,000  $   22,081,000 $     23,324,000

Country club (net of membership initiation fees)          5,238,000      12,127,000       17,365,000

Amenities                                                 1,517,000       8,744,000       10,261,000
                                                    ---------------   -------------  ---------------

                                                   $      7,998,000  $   42,952,000 $     50,950,000
                                                    ===============   =============  ===============

Inventory consists of the following as of December 31, 2000:

                                                       NTS/LFII          NTS/VA       Consolidated
                                                    ---------------   -------------  ---------------
Land held for future development, under
  development, and completed lots                  $        672,000  $   23,023,000 $     23,695,000

Country club (net of membership initiation fees)          7,720,000      11,066,000       18,786,000

Amenities                                                 1,663,000       8,063,000        9,726,000
                                                    ---------------   -------------  ---------------

                                                   $     10,055,000  $   42,152,000 $     52,207,000
                                                    ===============   =============  ===============

NTS/LFII and NTS/VA capitalized in inventory approximately $1,529,000 of interest and real estate taxes for the nine months ended September 30, 2001. Interest and real estate taxes incurred were approximately $1,632,000.

NTS/LFII and NTS/VA capitalized in inventory approximately $2,225,000 of interest and real estate taxes for the nine months ended September 30, 2000. Interest and real estate taxes incurred were approximately $2,388,000.

Inventory for 2001, as reflected above, includes approximately $27,667,000, net of $10,302,000 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

Inventory for 2000, as reflected above, includes approximately $28,413,000, net of $9,627,000 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from membership sales for a period not to exceed 12 years from the date of the agreement (ending 2003). The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $1,458,000 , which is expected to be offset by member initiation fees. During the nine months ended September 30, 2001, approximately $609,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory. During the first quarter of 2001, approximately $274,000 of the Fawn Lake Country Club deficit was capitalized as a cost of inventory. During the nine months ended September 30, 2000, approximately $693,000 of the Fawn Lake Country Club deficit and $375,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory.

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of the Fund's intention to sell the Club as a single asset, SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" requires that the Club be reported separately from inventory on the Fund's balance sheet as an asset available for sale. The assets stated value on the balance sheet is to be its fair value. The Fund expects to have determined the Club's fair value during the fourth quarter and will reclassify the asset available for sale accordingly.

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

The net income or net loss of the Joint Venture is allocated based on the respective Partner's percentage interest, as defined in the Joint Venture agreement. As of September 30, 2001, the Fund's percentage interest was 50%, and the Fund's investment balance in the Joint Venture was approximately $1,325,000 and $1,329,000 as of September 30, 2001 and December 31, 2000, respectively. The Fund's share of the Joint Venture's net loss for the three and nine months ended September 30, 2001, was approximately $110,000 and $72,000. The Fund's share of the Joint Venture's net loss for the three and nine months ended September 30, 2000, was approximately $103,000 and $301,000.

Presented below are condensed balance sheets for the Joint Venture as of September 30, 2001 and December 31, 2000, and statements of operations for the three and nine months ended September 30, 2001 and 2000:

                                      September 30,         December 31,
                                           2001                 2000
                                    ------------------   ------------------
Balance Sheets
--------------
Notes receivable                  $             45,000 $             84,000
Inventory                                    7,099,000            8,805,000
Other, net                                     248,000              242,000
                                    ------------------   ------------------

     Total assets                 $          7,392,000 $          9,131,000
                                    ==================   ==================

Mortgages and notes payable                  2,129,000            4,401,000
Other liabilities                            2,612,000            2,071,000
Equity                                       2,651,000            2,659,000
                                    ------------------   ------------------

     Total liabilities and equity $          7,392,000 $          9,131,000
                                    ==================   ==================

                                        Three Months Ended                    Nine Months Ended
                                          September 30,                         September 30,
                                ----------------------------------    ----------------------------------
                                     2001               2000               2001               2000
                                ---------------    ---------------    ---------------    ---------------
Statements of Operations
------------------------
Lot sales, net of discounts  $          457,000 $        1,189,000 $        3,453,000 $        3,065,000
Cost of sales                          (298,000)          (909,000)        (2,300,000)        (2,362,000)
Other expenses, net                    (380,000)          (487,000)        (1,297,000)        (1,304,000)
                                ---------------    ---------------    ---------------    ---------------

     Net income (loss)       $         (221,000)$         (207,000)$         (144,000)$         (601,000)
                                ===============    ===============    ===============    ===============

Note 9 - Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                        September 30,        December 31,
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
Chairman of the Board of the Fund's Sponsor, for
50% of the outstanding loan balance and a $2
million letter of credit from a third party lender with
the beneficiary being the bank.                          $   16,548,295       $   15,630,107

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
 .5%, payable monthly, due July 31, 2002, secured
by the Lake Forest Country Club and golf course,
principal reductions of $300,000 every six months,
guaranteed by NTS Corporation, the Fund's
Sponsor.                                                      2,000,000            2,490,000

Warehouse Line of Credit Agreements with two
banks bearing interest at the Prime Rate + 1% and
the Prime Rate + .75%, due December 15, 2001,
$(103,811) and September 18, 2002 $(507,665),
secured by notes receivable, principal payments
consist of payments received from notes receivable
securing the obligation. The $103,811 Warehouse
Line of Credit agreement is guaranteed by NTS
Corporation.                                                    611,476              223,871

Note payable in the amount of $1,174,800, bearing
interest at a Prime Rate + .5%, secured by a note
receivable, due in monthly installments of $5,000,
with any outstanding principal and accrued interest
due and payable in full on December 29, 2001.                   362,684              680,925

Other                                                           229,660              188,760
                                                          -------------         ------------

                                                         $   26,449,074       $   25,910,622
                                                          =============         ============

The Fund anticipates seeking renewals or refinancing the debts coming due within the next twelve months with existing creditors. The Prime Rate was 6.0% and 9.5% at September 30, 2001 and December 31, 2000, respectively.

On October 31, 2000, NTS/VA and NTS/LFII entered into a loan agreement with a financial institution for a combined principal sum of up to $18,000,000 and used approximately $5,930,000 and $10,494,000 to pay the entire principal balance of the NTS/LFII and NTS/VA loans, respectively. The loan is secured by the NTS/LFII and NTS/VA projects, a $2 million letter of credit issued by a third party lender with the NTS/VA and NTS/LFII lender stated as the beneficiary, a guarantee by the Fund for the full $18,000,000, and a personal guarantee by J.D. Nichols for 50% of the outstanding loan balance. Once the outstanding balance on the Joint Venture's project loan is paid in full, it will be required to apply 50% of the net sales proceeds from lot sales against the outstanding balance on this $18,000,000 loan. The lender requires contracts on lots with gross proceeds exceeding 80% of a section's development costs before advancing funds for a newly developed section at NTS/VA. The loan is a reducing revolver and the maximum amount outstanding at the end of each year shall be as follows:

        December 31, 2001                $     16,500,000
        December 31, 2002                $     11,000,000
        December 31, 2003                $      7,000,000
        December 31, 2004                $      4,000,000
Note 10 - Related Party Transactions

As of September 30, 2001, the Sponsor and an Affiliate owned 154,585 shares of the Fund, collectively. The Fund has entered into, or had been subject to in prior periods, the following agreements with various Affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain of its affiliates, as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time on and off site of the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities, some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential projects responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Property Management Agreements, the Fund was charged the following amounts for the three and nine months ended September 30, 2001 and 2000. These amounts are reflected in selling, general and administrative - affiliated on the accompanying consolidated statements of operations:

                                                  Three Months Ended               Nine Months Ended
                                                    September 30,                    September 30,
                                            ------------------------------   ------------------------------
                                                2001             2000            2001             2000
                                            -------------   --------------   -------------    -------------
Personnel related costs:
------------------------
  Financing and accounting               $         60,000 $         72,000 $       185,000  $       206,000
  Data Processing                                  18,000           24,000          53,000           64,000
  Human Resources                                  11,000           12,000          33,000           33,000
  Executive and administrative services            39,000           39,000         116,000          105,000
  Construction Management                          30,000            4,000          89,000           14,000
  Sales and Marketing                             283,000          230,000       1,021,000          846,000
  Legal                                            14,000            8,000          42,000           22,000
                                            -------------   --------------   -------------    -------------

     Total personnel related costs                455,000          389,000       1,539,000        1,290,000
                                            -------------   --------------   -------------    -------------

Marketing                                          75,000           65,000         173,000          144,000

Rent                                               12,000           18,000          41,000           48,000

Other general and administrative                   13,000            8,000          25,000           41,000
                                            -------------   --------------   -------------    -------------

     Total expense reimbursements        $        555,000 $        480,000 $     1,778,000  $     1,523,000
                                            =============   ==============   =============    =============

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the three and nine months ended September 30, 2001, was approximately $90,000 and $361,000, respectively. Overhead recovery for the three and nine months ended September 30, 2000, was approximately $136,000 and $390,000, respectively. These amounts are classified with selling, general and administrative - affiliated in the accompanying consolidated statements of operations.

The Management Agreements also provide the opportunity for NTS Management to receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects if certain financial obligations are met. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Joint Venture would have been sufficient to enable the Fund to return to the shareholders of the Fund an amount which, after adding thereto all other payments previously distributed to such shareholders of the Fund, is at least equal to the shareholders' original capital contribution. As of September 30, 2001, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of September 30, 2001, no amount had been accrued as an incentive payment in the Fund's consolidated financial statements.

Advances and Notes Payable Affiliates

The Fund has received advances from an affiliate of the Fund's Sponsor, net of repayments, totaling approximately $181,000 and $419,000 as of September 30, 2001 and December 31, 2000, respectively. As of September 30, 2001 and December 31, 2000, the advances bear interest at the Prime Rate.

As presented in the accompanying consolidated balance sheet as of September 30, 2001 accounts payable - affiliates of approximately $5,256,000 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by the Fund as of September 30, 2001 and those amounts that will accrue during fiscal 2001 through the period ending March 31, 2002, other than as permitted by cash flows of the Fund. Management of the Fund believes that NTS Development Company and NTS Residential Management have the financial ability to defer amounts owed them by the Fund. There can be no assurances that this level of support will continue past March 31, 2002.

Sale of Undeveloped Land

On March 6, 2001, the NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC ("Fairways"), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller's (NTS/LFII) cost of the property sold. This unrecognized profit is offset against the receivable on the balance sheet. At September 30, 2001, the receivable balance related to this sale was approximately $442,000. The transactional values were derived from an independent appraisal performed by Integra Chapman & Bell dated January 4, 2000.

Note 11 - Country Club Accounting

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of the Fund's intention to sell the Club as a single asset, SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" requires that the Club's operations no longer be capitalized to inventory costs upon substantial completion. Instead, the Club's results of operations have been included in the Fund's statement of operations beginning with April 1, 2001.

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

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on a history of operating losses by its subsidiaries and its expectations for the future, that it is more likely than not that the net deferred tax assets at September 30, 2001 and December 31, 2000, will not be realized.

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

NTS/LFII and NTS/VA have various letters of credit outstanding to governmental agencies and utility companies totaling approximately $2,458,000 and $2,235,000 as of September 30, 2001 and December 31, 2000, respectively. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

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

Note 15 - Guaranties to the Fund

NTS Guaranty Corporation (the "Guarantor"), an Affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their original capital contributions, as defined in the Fund's Prospectus. As of September 30, 2001, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

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

Note 16 - Provisions for Write-down to Net Realizable Value

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of'" specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the period ended September 30, 2001 did not result in an impairment loss.

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

Any forward-looking statements included in the MD&A section, or elsewhere in this report, which reflect management's best judgment based on factors known, involve risks and uncertainties. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management's analysis only as of the date hereof. The Fund undertakes no obligation to publicly revise these forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Fund pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

The Fund's management intends to meet the minimum principal payment requirement on its $18,000,000 mortgage loan payable at December 31, 2001. The intention is based on management's belief that the current and expected interest rate environment, regional economies affecting NTS/LFII and NTS/VA, and lot sales trends from years past will be conducive to producing the planned revenues from each development. There can be no assurances or guarantees that any of these or other pertinent factors will be more of less favorable to the Fund's achievement of planned revenue and expense goals.

Consolidated Cash Flows and Financial Condition

Key elements of the consolidated statements of cash flows:

                                                                      Nine Months Ended
                                                                        September 30,
                                                           ---------------------------------------
                                                                  2001                 2000
                                                           ------------------   ------------------
Net cash provided by operating activities                $            109,161 $          1,265,425

Net cash used for investing activities                               (287,224)            (414,325)
                                                           ------------------   ------------------

Net cash flows from operating and investing activities                178,063              851,100

Net cash provided by (used for) financing activities                  297,004             (924,107)
                                                           ------------------   ------------------

Net increase (decrease) in cash and equivalents          $            118,941 $            (73,007)
                                                           ==================   ==================

Operating Activity

Cash provided by operating activities was approximately $109,000 for the nine months ended September 30, 2001. The primary components of the cash provided by operating activities were a net loss of approximately $2,230,000 and a net decrease to accounts payable and accrued expenses of approximately $714,000. The net change in cash was also impacted by the continued deferral of accounts payable to affiliates of approximately $1,446,000 and a net reduction in inventory of approximately $1,447,000. NTS Management has agreed to defer amounts owed to them by the Fund as of September 30, 2001, and those amounts will accrue during the fiscal year 2001 through the period ending March 31, 2002, other than as permitted by cash flows of the Fund. There are no assurances that such deferrals will continue past March 31, 2002. Cash provided by operating activities was approximately $1,265,000 for the nine months ended September 30, 2000. The primary components of the cash provided by operating activities were a net loss of approximately $1,704,000 and net additions to inventory of approximately $1,673,000, partially offset by an increase to accounts payable to affiliates of approximately $1,982,000 owed to NTS Development Company and NTS Management for salary and overhead reimbursements, an increase in accounts payable and accrued expenses of approximately $1,554,000, and collections of notes receivable of approximately $600,000.

Investing Activity

Cash used for investing activities was approximately $287,000 for the nine months ended September 30, 2001. The components of the use of cash for investing activities were additional capital contributions to an unconsolidated affiliate of approximately $68,000 and capital additions, primarily at the NTS/LFII and NTS/VA golf operations, of approximately $219,000.

Cash uses for investing activities was approximately $414,000 for the nine months ended September 30, 2000. The primary components of the use of cash for investing activities were an additional capital contribution to an unconsolidated affiliate of $144,000 and capital additions, primarily at the NTS/LFII and NTS/VA golf operations, of approximately $270,000.

Financing Activity

Cash provided by financing activities was approximately $297,000 for the nine months ended September 30, 2001. The components of the cash used by financing activities were net proceeds on notes payable relating to the development loans for NTS/LFII and NTS/VA of approximately $538,000 and net payments on notes payable to an affiliate of approximately $238,000.

Cash used for financing activities was approximately $924,000 for the nine months ended September 30, 2000. The primary components of the use of cash for financing activities were net payments on mortgages and notes payable from gross receipts of lot sales relating to the development loans for NTS/LFII and NTS/VA of approximately $1,298,000, and net proceeds on notes payable-affiliated of approximately $399,000, which were used primarily to fund activities of NTS/VA.

On October 31, 2000, NTS/VA and NTS/LFII entered into a loan agreement with a financial institution for a combined principal sum of up to $18,000,000 and used approximately $5,930,000 and $10,494,000 to pay the entire principal balance of the NTS/LFII and NTS/VA loans, respectively. The loan is secured by the NTS/LFII and NTS/VA projects, a $2 million letter of credit issued by a third party lender with the NTS/VA and NTS/LFII lender stated as the beneficiary, a guarantee by the Fund for the full $18,000,000, and a personal guarantee by J.D. Nichols for 50% of the outstanding loan balance. Once the outstanding balance on the Joint Venture's project loan is paid in full, it will be required to apply 50% of the net sales proceeds from lot sales against the outstanding balance on this $18,000,000 loan. The lender requires contracts on lots with gross proceeds exceeding 80% of a section's development costs before advancing funds for a newly developed section. The loan is a reducing revolver and the maximum amount outstanding at the end of each year shall be as follows:

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

Results of Operations

Revenues

The following is an analysis of material changes in results of operations for the three and nine months ended September 30, 2001 and 2000. Items that did not have a material impact on operations for the periods listed have been excluded from this discussion.

Revenue for the three months ended September 30, 2001, includes approximately $2,080,000 in lot sales consisting of approximately $713,000 and $1,367,000 from NTS/LFII and NTS/VA, respectively. During this period 20 lots were sold for an average selling price of approximately $104,000. Additionally, revenue for the nine months ended September 30, 2001, includes approximately $81,000 collected on an installment sale from NTS/VA.

Revenue for the three months ended September 30, 2000, includes approximately $3,248,000 in lot sales consisting of approximately $743,000 and $2,505,000 from NTS/LFII and NTS/VA, respectively. During this period 35 lots were sold for an average selling price of approximately $93,000. Additionally, revenue for the nine months ended September 30, 2000, includes approximately $20,000 collected on an installment sale from NTS/VA.

Beginning with April 1, 2001, the income and expenses of the Fawn Lake Country Club have been included in the Fund's statement of operations. This is a result of the substantial completion of the Club and the intention to sell the Club as a single asset. The Club's operations for the three and nine months ended September 30, 2000, were capitalized to inventory costs. The net impact on the results of operations was a net operating deficit of approximately $293,000 and $480,000 for the three months ended September 30, 2001, and for the period April 1, 2001 to September 30, 2001, respectively.

Presented below are the condensed statements of operations for the Fawn Lake Country Club for the three months ended September 30, 2001, and for the period April 1, 2001 to September 30, 2001:

                                                                              For the Period
                                                Three Months Ended           April 1, 2001 to
                                                September 30, 2001          September 30, 2001
                                             ------------------------    ------------------------
Revenues
--------
Operating revenue                         $                   403,000 $                   743,000
Other revenue                                                   3,000                       4,000
                                             ------------------------    ------------------------

     Total revenues                                           406,000                     747,000
                                             ------------------------    ------------------------

Expenses
--------
Cost of goods sold                                             65,000                     112,000
Selling, general and administrative -
  affiliated                                                  338,000                     622,000
Selling, general and administrative                           286,000                     470,000
Depreciation                                                   10,000                      23,000
                                             ------------------------    ------------------------

     Total expenses                                           699,000                   1,227,000
                                             ------------------------    ------------------------

Net loss                                  $                  (293,000)$                  (480,000)
                                             ========================    ========================

Revenue for the nine months ended September 30, 2001, includes approximately $7,813,000 in lot sales consisting of approximately $3,326,000 and $4,487,000 from NTS/LFII and NTS/VA, respectively. During this period 77 lots were sold for an average selling price of approximately $101,000. Additionally, revenue for the nine months ended September 30, 2001, includes approximately $101,000 collected on an installment sale from NTS/VA.

On March 6, 2001, the NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC ("Fairways"), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller's (NTS/LFII) cost of the property sold. The non-recognition of profit on this transaction primarily created a decrease in the gross profit margin of NTS/LFII by approximately 15% for the three months ended March 31, 2001 as compared to the same period in 2000. This unrecognized profit is offset against the receivable on the balance sheet. At September 30, 2001, the receivable balance related to this sale was approximately $442,000. The transactional values were derived from an independent appraisal performed by Integra Chapman and Bell dated January 14, 2000.

Revenue for the nine months ended September 30, 2000, includes approximately $9,365,000 in lot sales consisting of approximately $4,881,000 and $4,484,000 from NTS/LFII and NTS/VA, respectively. During this period 94 lots were sold for an average selling price of approximately $100,000. Additionally, revenue for the nine months ended September 30, 2000 includes approximately $112,000 collected on an installment sale from NTS/VA.

Costs of sales for the three months ended September 30, 2001 and 2000, were approximately $1,606,000 and $2,403,000, respectively. Cost of sales for the nine months ended September 30, 2001 and 2000, were approximately $7,716,000 and $7,199,000, respectively.

Presented below are the gross profit margins for the three months ended June 30, 2001 and 2000:

                                              Three Months Ended                   Nine Months Ended
                                                September 30,                        September 30,
                                       --------------------------------     -------------------------------
                                           2001               2000              2001              2000
                                       -------------      -------------     -------------     -------------
NTS/LF II (1)                               27%                19%               17%               19%
NTS/VA                                      25%                29%               22%               29%

     Combined gross profit margins          26%                26%               20%               24%

(1)  Please see the preceding discussion of the impact of the Sale of Undeveloped Land on gross margin due to the use of the cost recovery method of accounting.

The difference in the cost of sales percentage of NTS/LFII compared to NTS/VA and the difference in the lot sales mix will create a proportionate change in the combined gross profit margin throughout a given year. The decrease in gross profit margin is a function of a change in the estimates of sales values, development costs and absorption periods over the life of the project. The estimates are performed at the end of each fiscal year and the resulting cost of sales percentages are applied prospectively. Management assesses the basis for these annual projections at the end of each quarter and if changes in facts and circumstances warrant, interim adjustments are made to the cost of sales percentages prospectively. In comparing the gross margin percentages for the nine months ended September 30, 2001 and 2000, respectively, Management's estimates have changed relative to the ultimate sales values, development costs and absorption periods, and inherent economic volatility of residential real estate they now believe will be realized during the duration of the projects.

The Fund periodically reviews the value of land and inventories and determines whether any impairment charges are needed to reflect declines in value. The Fund did not record any impairment charges during the nine months ended September 30, 2001 and 2000. The estimated net realizable value of real estate inventories represents Management's best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Fund's real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

During the fourth quarter of 2000, NTS/LFII had an impairment charge of $4,500,000, which reduced the carrying value of inventory related to the NTS/LFII project. This reduction in inventory caused the gross profit margin to increase for the three months ended September 30, 2001 compared to 2000. The gross profit margin has decreased for the nine months ended September 30, 2001 compared to 2000 from the impact of the sale of land to Fairways which was recorded using the cost recovery method.

Interest income on cash equivalents and miscellaneous income includes interest income earned from short-term investments made by the Fund with cash reserves for the nine months ended September 30, 2001 and 2000.

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

The expenses related to the Management Agreements are presented as selling, general and administrative - affiliated on the accompanying consolidated statements of operations. As defined in the Management Agreements, the expenses are classified in two ways, expense recovery and overhead recovery. The expense recovery includes direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non- payroll related operating expenses. Compensation costs are for those individuals who rendered services full time on and off site of the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities, some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential projects responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project.Reimbursements for expense recovery of approximately $555,000 and $480,000 were accrued to NTS Management or an Affiliate during the three months ended September 30, 2001 and 2000, respectively, for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund. For the nine months ended September 30, 2001 and 2000, the expense recovery accrued to NTS Management or an affiliate was approximately $1,778,000 and $1,523,000.

Reimbursements for expense recovery increased approximately $75,000 for the three months ended September 30, 2001, as compared to the same period in 2000. Reimbursements for expense recovery increased approximately $255,000 for the nine months ended September 30, 2001, as compared to the same period in 2000. The increase is primarily a result of an increase in commissions paid to sales agents employed by NTS/VA for the three and nine months ended September 30, 2001, as compared to the same period in 2000.

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. For the three months ended September 30, 2001 and 2000, overhead recovery incurred was approximately $90,000 and $136,000, respectively. For the nine months ended September 30, 2001 and 2000, overhead recovery incurred was approximately $361,000 and $390,000.

Selling, general and administrative expenses include directors' fees, legal, outside accounting, other investor related cost, repairs and maintenance cost. Selling, general and administrative expenses also include those costs incurred directly by NTS/VA for marketing related activities.

For the three months ended September 30, 2001 and 2000, the amounts incurred for selling, general and administrative expenses were approximately $519,000 and $747,000. For the nine months ended September 30, 2001 and 2000, the amounts incurred for selling, general and administrative expenses were approximately $1,389,000 and $1,783,000, respectively. The decrease in the selling, general and administrative expenses is primarily a result of a decrease in advertising costs at NTS/VA for the three and nine months ended September 30, 2001, compared to the same period in 2000.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings and its subsidiaries borrowings as well as in the capitalization percentage. For the three months ended September 30, 2001 and 2000, approximately $431,000 and $715,000, respectively, was capitalized in inventory and approximately $23,000 and $31,000, respectively, was expensed. For the nine months ended September 30, 2001 and 2000, approximately $1,428,000 and $2,091,000, was capitalized in inventory and approximately $54,000 and $124,000, respectively, was expensed. The decrease in total interest is primarily due to decreases in the Fund's interest rate on its variable rate mortgage loans.

Depreciation expense relates to equipment used for development activity which is being depreciated over five to seven years.

No benefit for income taxes was provided during the nine months ended September 30, 2001 and 2000, as the Fund has recorded a valuation allowance equal to the amount of the recorded benefit. The Fund has determined that it is more likely than not that the net deferred tax asset will not be realized.

Provisions for Write-down to Net Realizable Value

The Fund periodically reviews the value of land and inventories and determines whether any impairment charges need to be recorded to reflect declines in value. The estimated net realizable value of real estate inventories represents management's estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of the Fund's real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated. The Fund did not record any impairment charges during the period ended September 30, 2001.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. The Fund's debt instruments bear interest at both variable and fixed rates as discussed in Note 9 of the Fund's financial statements. At September 30, 2001, a hypothetical 100 basis point increase in interest rates would result in an approximate $195,000 increase in interest expense and an approximate $64,000 decrease in the fair value of debt for the nine months then ended. During the nine months ended September 30, 2001, the majority of interest expense incurred was capitalized in inventory.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities
None.

Item 3 - Defaults upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

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

Date: November 13, 2001