Form 10-K
period 2001-12-31
NTS MORTGAGE INCOME FUND
filed 2002-04-01
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18550

NTS MORTGAGE INCOME FUND
(Exact name of the registrant as specified in its charter)

10172 Linn Station Road
61-1146077	Louisville, Kentucky 40223
(I.R.S. Employer Identification No.)	(Address of principal executive offices)

Registrant's telephone number, including area code:(502) 426-4800

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class: None

Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act: None

Common Stock	None

(Title of Class)	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.           Yes [X]           No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K
(Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this Form 10-K.           [X]

As of March 15, 2002 there were approximately 3,187,000 shares of common stock outstanding. The aggregate sales price for shares sold was approximately $63,690,000. There is no current market for these shares although it is possible that one will develop.

TABLE OF CONTENTS

PART I

		Pages
Items 1. and 2.	Business and Properties	3-8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8

PART II

Item 5.	Market for the Registrant's Shares
	and Related Stockholder Matters	9
Item 6.	Selected Financial Data	10
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11-22
Item 7A.	Quantitative and Qualitative Disclosures About
	Market Risk	23
Item 8.	Financial Statements and Supplementary Data	24-60
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	61

PART III

Item 10.	Directors and Executive Officers of the Registrant	62-64
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management	65
Item 13.	Certain Relationships and Related Transactions	65-67

PART IV

Item 14.	Exhibits, Consolidated Financial Statement Schedules and
	Reports on Form 8-K	68
Signatures		69

Some of the statements included in this Form 10-K, particularly those included in Part I, Items 1 and 2 - Business and Properties, and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), may be considered "forward-looking statements" because such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate", "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management's best judgment based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by us pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors. See Part II - Item 7 for Cautionary Statements.

PART I

Items 1 and 2 - Business and Properties

NTS Mortgage Income Fund (the "Fund"), a Delaware corporation, was formed on September 26, 1988. The Fund originally operated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended from inception through December 31, 1996. The acquisition of the capital stock of NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company, which is discussed below, caused the Fund to change its tax status to a "C" Corporation under the Code as of January 1, 1997. NTS Corporation is the sponsor of the Fund (the "Sponsor"). NTS Advisory Corporation is the advisor to the Fund (the "Advisor") and NTS Residential Management Company is the manager of the operations of the Fund's wholly-owned subsidiaries ("NTS Management"). NTS Advisory and NTS Management are affiliates of and are under common control with NTS Corporation. As used in this Form 10-K the terms "we," "us" or "our," as the context requires, may refer to the Fund or its interests in properties and its joint venture.

As previously reported, on February 12, 1997, we entered into a letter of intent ("Letter of Intent") with NTS Corporation, the Sponsor of the Fund, NTS/Lake Forest II Residential Corporation, a Kentucky corporation which then was an affiliate of and under common control with NTS Corporation ("NTS/LFII"), NTS/Virginia Development Company, a Virginia corporation which then was an affiliate of and under control with NTS Corporation ("NTS/VA") and NTS Development Company, a Kentucky corporation and a wholly-owned subsidiary of NTS Corporation. The Letter of Intent contemplated the restructuring of our loans to NTS/LFII and NTS/VA, and the acquisition of control by the Fund of the Lake Forest North project in Louisville, Kentucky, and the Fawn Lake project near Fredericksburg, Virginia.

We consummated the restructuring contemplated by the Letter of Intent by acquiring all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA effective as of October 1, 1997, for a nominal purchase price. The acquisition was closed pursuant to (i) an agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and its shareholders, NTS/VA and certain of its shareholders, NTS Corporation, the Advisor, and NTS Management, and (ii) an agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and certain shareholders of NTS/VA and NTS Corporation.

We purchased all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA for a nominal purchase price. Concurrent with this transaction, the existing indebtedness of each of NTS/LFII and NTS/VA to the Fund was converted to equity as of October 1, 1997, and we released the first mortgages in favor of the Fund on the Lake Forest North and Fawn Lake projects.

Description of Real Property

Lake Forest North

NTS/LFII is the owner and developer of the Lake Forest North single-family residential community located in Louisville, Kentucky, and will continue to own and develop the Lake Forest North project to completion and orderly sale as a wholly-owned subsidiary of the Fund. As of December 31, 2001, approximately 839 of 1,161 total lots have been developed and approximately 68% of the total projected lots to be developed have been sold.

Fawn Lake

NTS/VA is the owner and developer of the Fawn Lake single-family residential community located near Fredericksburg, Virginia, and will continue to own and develop the Fawn Lake project to completion and orderly sale as a wholly-owned subsidiary of the Fund. NTS/Residential Properties, Inc. - Virginia, a Virginia corporation and an affiliate of the Sponsor of the Fund, will continue to act as a broker and agent for NTS/VA for the sale of lots within the Fawn Lake project, and as broker and agent for approved builders in the Fawn Lake project for the sale of new homes. As of December 31, 2001, approximately 612 of 1,398 total lots have been developed and approximately 39% of the total projected lots to be developed have been sold.

Orlando Lake Forest Joint Venture

In August 1997, we entered into an Amended and Restated Joint Venture Agreement evidencing our admission as a partner in the Orlando Lake Forest Joint Venture (the "Joint Venture") effective as of August 16, 1997. The other partners in the Joint Venture are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are affiliates of and are under common control with NTS Corporation, the Fund's Sponsor. The Joint Venture will continue to operate under its current legal name as the Orlando Lake Forest Joint Venture.

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land. As of December 31, 2001, approximately 441 of 680 total lots have been developed and approximately 59% of the total projected lots to be developed have been sold. The Joint Venture will continue to own and develop the Orlando Lake Forest project.

We contributed to the Joint Venture as a capital contribution its interest in the principal and interest of the first mortgage loan on the Orlando Lake Forest project, and obtained a 50% interest in the Joint Venture. The NTS entities named above hold cumulatively the remaining 50% interest in the Joint Venture.

The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of December 31, 2001, 2000 and 1999, our percentage interest was 50% and our share of the Joint Venture's net income (loss) for the years ended December 31, 2001, 2000 and 1999 was $127,802, ($3,017,862) and ($405,183), respectively.

Competition

Our properties are subject to competition from similar types of properties in the respective vicinities in which they are located. Such competition is generally for new lot sales in the vicinity or sales to current area residents who want more amenities and services. We maintain the suitability and competitiveness of our properties primarily on the basis of effective home sales, location, amenities and services provided to residents. Competition is expected to increase in the future at NTS/VA as the vicinity becomes encroached by new developments. We believe that NTS/LFII offers more amenities and services in its marketplace than its competitors. There are two developments within close proximity to NTS/LFII with similar lot prices, but neither competitor has a country club. We have not commissioned a formal market analysis of competitive conditions in any market in which we own properties, but rely upon the market condition knowledge of the employees of the Fund who manage and supervise sales for each property.

Management of Properties

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

The terms of the restructuring and of the Management Agreements were negotiated on behalf of the Fund by a committee of the Fund's Board of Directors (the "Special Committee") consisting only of the Independent Directors. The Special Committee believes that the terms of the restructuring and of the Management Agreements are as favorable to us as could have been obtained from unrelated third parties under the circumstances.

Reimbursements of approximately $2,330,000, $2,043,000 and $1,713,000 were accrued to NTS Management or an affiliate during the years ended December 31, 2001, 2000, and 1999, respectively. These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals rendering services full time and on site at the residential projects, with respect to the residential projects but who are not on site and with respect to the residential projects but who have multiple residential project responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project in accordance with the Management Agreement. These reimbursements are included within selling, general and administrative - affiliates in the accompanying consolidated statements of operations.

In addition to the expense reimbursement noted above, NTS Management is also entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the years ended December 31, 2001, 2000 and 1999, were approximately $494,000, $561,000 and $567,000, respectively. These amounts are classified as selling, general and administrative - affiliates in the accompanying consolidated statements of operations.

Reference is made to Item 8 - Note 8 of the Notes to Consolidated Financial Statements for a breakdown of these related party charges of NTS/LFII and NTS/VA.

There were also expense reimbursements of approximately $3,249,000, $2,644,000, $2,541,000 accrued to NTS Management or an affiliate during the years ended December 31, 2001, 2000, and 1999, respectively, for Fawn Lake Country Club and Lake Forest Country Club. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $180,000, $170,000, and $0 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club and Lake Forest Country Club for the years ended December 31, 2001, 2000, and 1999. The Lake Forest Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the years ended December 31, 2001, 2000, and 1999. The Fawn Lake Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the period January 1, 2001 to March 31, 2001 and for the years ended December 31, 2000 and 1999. Beginning with April 1, 2001, the expense reimbursements and overhead recovery fees of the Fawn Lake Country Club were included with country club operations in our statement of operations.

As presented in the accompanying consolidated balance sheet as of December 31, 2001, accounts payable - affiliates of approximately $5,885,000 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by us as of December 31, 2001 and those amounts that will accrue during fiscal 2002 through the period ending March 31, 2003, other than as permitted by cash flows of the Fund. There can be no assurances that this level of support will continue past March 31, 2003.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS VA and the Fund's share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders' original capital contribution. As of December 31, 2001, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 2001, no amount had been accrued as an incentive payment in our consolidated financial statements.

Seasonal Operations

We do not consider our operations to be seasonal to any material degree.

Conflict of Interest

Because the Fund's affiliates own real estate properties other than those owned by the Fund that are or could be in competition with the Fund, potential conflicts of interest exist.

Directors

We currently have five directors, two of whom are affiliated with the Advisor and three of whom are Independent Directors. The Directors are responsible for our management and control of our affairs. However, in accordance with our Certificate of Incorporation and By-Laws, the Directors have, in the Advisory Agreement and in certain management agreements with NTS Management, delegated broad powers to the Advisor and NTS Management to administer our day-to-day operations and of our subsidiaries. The Advisor has delegated substantially all its duties to the Sponsor.

Employees

All personnel rendering services to the Fund are employees of companies affiliated with the Sponsor. We do not directly employ any persons other than the Independent Directors, the Advisor and NTS Management.

Item 3 - Legal Proceedings

None.

Item 4 - Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of its security holders during the last quarter of the year ending December 31, 2001.

PART II

Item 5 - Market for the Registrant's Shares and Related Stockholder Matters

The issue price of the Shares was $20 each. Our Shares are freely transferable but are not listed or included for quotation on a national securities exchange. As of March 1, 2002, there were 3,206 record holders of our Shares. No dividends were declared during 2001, 2000 or 1999. The Board of Directors decided to terminate quarterly distributions for the foreseeable future effective as of the first quarter of 1997.

Item 6 - Selected Financial Data

Years ended December 31, 2001, 2000, 1999, 1998 and 1997.

                                  2001              2000              1999             1998              1997
                             ---------------   ---------------  ----------------  ---------------  ----------------
Inventory                   $    47,327,572   $    52,206,560  $     55,438,644  $    53,264,438  $     51,917,990
                             ===============   ===============  ================  ===============  ================

Total assets                $    56,052,400   $    57,780,576  $     65,094,003  $    65,552,757  $     64,184,368
                             ===============   ===============  ================  ===============  ================

Total notes payable (1)     $    25,584,021   $    26,329,279  $     28,342,811  $    28,850,539  $      24,505,233
                             ===============   ===============  ================  ===============  ================

Net revenues                $     3,803,761   $     3,629,887  $      4,520,531  $     2,628,950  $      4,678,937

Total expenses (2)                6,583,563        12,758,834         5,369,847        4,098,561        18,385,887
                             ---------------   ---------------  ----------------  ---------------  ----------------

Net loss before
 extraordinary expense           (2,779,802)       (9,128,947)         (849,316)      (1,469,611)      (13,706,950)
                             ---------------   ---------------  ----------------  ---------------  ----------------

Extraordinary expense (3)                --           114,156                --               --                --
                             ---------------   ---------------  ----------------  ---------------  ----------------

Net loss                    $    (2,779,802)  $    (9,243,103) $       (849,316) $    (1,469,611) $    (13,706,950)
                             ---------------   ---------------  ----------------  ---------------  ----------------

Weighted average number
 of shares                        3,187,333         3,187,333         3,187,333        3,187,333         3,187,333
                             ===============   ===============  ================  ===============  ================

Per share of common
 stock:
 Loss before
  extraordinary expense     $         (0.87)  $         (2.86) $          (0.27) $         (0.46) $          (4.30)
 Extraordinary expense                   --             (0.04)               --               --                --
                             ---------------   ---------------  ----------------  ---------------  ----------------
 Net loss per share         $         (0.87)  $         (2.90) $          (0.27) $         (0.46) $          (4.30)
                             ===============   ===============  ================  ===============  ================

Tax loss (4)                $    (3,732,342) $     (3,311,279) $     (1,791,304) $    (1,488,574) $       (387,081)
                             ===============   ===============  ================  ===============  ================

Tax loss per share          $         (1.17)  $         (1.04) $          (0.56) $         (0.47) $          (0.12)
                             ===============   ===============  ================  ===============  ================
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
  Represents a write-off of unamortized loan costs of approximately $114,000.
  See Note 10 of Notes to Consolidated Financial Statements for an explanation of differences between net loss and tax loss.

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of
Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements in Item 8 and the Cautionary Statements below.

Cautionary Statements

Our subsidiaries, NTS/LFII and NTS/VA, and the Joint Venture, in which we have a 50% interest, are engaged in the development and sale of residential subdivision lots, the pricing and sale of which are subject to risks generally associated with real estate development and applicable market forces beyond the control of the Fund and/or its subsidiaries, including general and local economic conditions, competition, interest rates, real estate tax rates, other operating expenses, the supply of and demand for properties, zoning laws, other governmental rules and fiscal policies, and acts of God. All of the properties owned by NTS/LFII, NTS/VA and the Joint Venture are encumbered by development loans from third party lenders which, given the nature of the risks incumbent in real estate investment and development activities as stated above, are inherently subject to default should the ability of NTS/LFII, NTS/VA, the Joint Venture and/or the Fund to make principal and interest payments under such development loans become impaired.

There is the potential for occurrences which could affect our ability to control our professional and administrative expenses. Furthermore, the debt service regarding our borrowings is variable based on current interest rates, any fluctuations in which are beyond our control. These variances could, for example, impact our projected cash and cash requirements as well as projected returns.

Liquidity and Capital Resources

Prior to October 1, 1997, our primary source of liquidity had been from the interest earned on the mortgage loans and on the temporary investments. Our current source of liquidity is primarily the ability of our subsidiaries (to which we formerly had outstanding mortgage loans) to draw upon their respective development loans. Additional liquidity is provided by net proceeds retained from residential lot closings on the sale of the properties owned by our subsidiaries and OLFJV in which we have a 50% interest. The various development loans call for principal payments ranging from 72% to 91% of gross receipts from lot sales.

Our continued cash needs have significantly reduced our cash flows. Therefore, our Board of Directors decided to terminate quarterly distributions for the foreseeable future effective as of the first quarter of 1997.

As previously reported, on February 12, 1997, we entered into a letter of intent ("Letter of Intent") with NTS Corporation, the Sponsor of the Fund, NTS/LFII, NTS/VA and NTS Development Company, a Kentucky corporation and a wholly-owned subsidiary of NTS Corporation. The Letter of Intent contemplated the restructuring of our loans to NTS/LFII and NTS/VA, and the acquisition of control by us of the Lake Forest North project in Louisville, Kentucky, and the Fawn Lake project near Fredericksburg, Virginia.

We consummated the restructuring as described in the Letter of Intent by acquiring all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA effective as of October 1, 1997, for a nominal purchase price. Concurrent with this transaction, the existing indebtedness of NTS/LFII and NTS/VA to the Fund was converted to equity. The acquisition was closed pursuant to (i) an agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and its shareholders, NTS/VA and certain of its shareholders, NTS Corporation, NTS Advisory Corporation, a Kentucky corporation and Advisor to the Fund (the "Advisor") and NTS Residential Management Company, a Kentucky corporation ("NTS Management"), and (ii) an agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and certain shareholders of NTS/VA and NTS Corporation. The Advisor and NTS Management are affiliates of and are under common control with NTS Corporation.

NTS/LFII is the owner and developer of the Lake Forest North single-family residential community located in Louisville, Kentucky, and will continue to own and develop the Lake Forest North project to completion and orderly sale as a wholly-owned subsidiary of the Fund.

NTS/VA is the owner and developer of the Fawn Lake single-family residential community located near Fredericksburg, Virginia, and will continue to own and develop the Fawn Lake project to completion and orderly sale as a wholly-owned subsidiary of the Fund. Fawn Lake Realty, Inc. a division of NTS/Residential Properties, Inc.- Virginia, a Virginia corporation and an affiliate of NTS Corporation, the Sponsor of the Fund, will continue to act as a broker and agent for NTS/VA for the resale of lots within the Fawn Lake project, and as broker and agent for approved builders in the Fawn Lake project for the sale of new homes.

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

In August 1997, we entered into an Amended and Restated Joint Venture Agreement evidencing our admission as a partner in the Orlando Lake Forest Joint Venture (the "Joint Venture") effective as of August 16, 1997. The other partners in the Joint Venture are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of who are affiliates of and are under common control with the Fund's Sponsor. The Joint Venture will continue to operate under its current legal name as the Orlando Lake Forest Joint Venture.

The Joint Venture owns the Orlando Lake Forest project, a single family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land. The Joint Venture will continue to own and develop the Orlando Lake Forest project.

We contributed to the Joint Venture as a capital contribution its interest in the principal and interest of the first mortgage loan on the Orlando Lake Forest Project, and obtained a 50% interest in the Joint Venture. The NTS entities named above hold cumulatively the remaining 50% interest in the Joint Venture.

The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of December 31, 2001 and 2000, our percentage interest was 50%, and our investment balance in the Joint Venture was $1,557,929 and $1,329,427, respectively. Our share of the Joint Venture's net income (loss) for the years ended December 31, 2001, 2000 and 1999, was $127,802, ($3,017,862) and ($405,183), respectively.

Key elements of the Consolidated Statements of Cash Flows:

                                                    2001              2000             1999
                                               ---------------   ---------------  ---------------
Net cash used in operating activities         $      (950,133)  $      (150,839) $      (935,040)

Net cash used in investing activities                (370,521)         (522,977)        (318,148)

                                               ---------------   ---------------  ---------------

Net cash flows used in operating and
 investing activities                              (1,320,654)         (673,816)      (1,253,188)

Net cash provided by financing activities           1,316,335           625,259          810,601
                                               ---------------   ---------------  ---------------

Net decrease in cash and cash equivalents     $        (4,319)  $       (48,557) $      (442,587)
                                               ===============   ===============  ===============

Operating Activity

Cash used in operating activities was approximately $950,000 for the year ended December 31, 2001. The primary components of the cash provided by operating activities were a net loss of approximately $2,780,000, and a decrease in inventory of approximately $2,034,000.

Cash used in operating activities was approximately $151,000 for the year ended December 31, 2000. The primary components of the cash used for operating activities were an increase in accounts payable of $1,338,000, which was primarily for the development of NTS/LFII and NTS/VA projects and collections on notes receivable of approximately $927,000, offset by additions to inventory of approximately $949,000.

Cash used in operating activities was approximately $935,000 for the year ended December 31, 1999. The primary components of the cash provided for operating activities were a net loss of approximately $849,000, and decrease in notes receivable of approximately $1,164,000, offset by additions to inventory of approximately $1,877,000.

Investing Activity

Cash used in investing activities was approximately $371,000 for the year ended December 31, 2001. The components of the use of cash for investing activities were additional capital contributions to an unconsolidated affiliate of $101,000 and capital additions, primarily at the NTS/LFII and NTS/VA golf operations of approximately $270,000.

Cash used in investing activities was approximately $523,000 for the year ended December 31, 2000. The components of the use of cash for investing activities were additional capital contributions to an unconsolidated affiliate of $196,000 and capital additions, primarily at the NTS/LFII and NTS/VA golf operations of approximately $327,000.

Cash used in investing activities was approximately $318,000 for the year ended December 31, 1999. The components of the use of cash were additional capital contributions to an unconsolidated affiliate of approximately $94,000 and capital additions, primarily at the NTS/LFII and NTS/VA golf operations of approximately $225,000.

Financing Activity

Cash provided by financing activities was approximately $1,316,000 for the year ended December 31, 2001. The primary components of cash provided by financing activities were the continued deferral of accounts payable to affiliates of approximately $2,075,000 which is owed to NTS Development Company and NTS Residential Management company for salary and overhead reimbursements, offset by net payments on notes payable relating to the development loans for NTS/LFII and NTS/VA projects of approximately $539,000 and net payments on notes payable to affiliate of approximately $206,000 which were used primarily to fund activities of the NTS/VA project.

Cash provided by financing activities was approximately $625,000 for the year ended December 31, 2000. The primary components of cash provided by financing activities were the continued deferral of accounts payable to affiliates of approximately $2,615,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements, offset by net payments on notes payable relating to the development loans for NTS/LFII and NTS/VA projects of approximately $2,432,000 which were used primarily to fund activities of the NTS/VA project.

Cash provided by financing activities was approximately $810,000 for the year ended December 31, 1999. The primary components of the cash used by financing activities were the continued deferral of accounts payable to affiliates of approximately $1,194,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements, offset by net borrowings on notes payable of approximately $5,583,000 which included approximately $6,697,000 of borrowings to repay a note payable to an affiliate and net payments of $1,114,000 relating to the development loans for NTS/LFII and NTS/VA projects.

On October 31, 2000, NTS/VA and NTS/LFII entered into a loan agreement with a financial institution for a combined principal sum of up to $18,000,000 and used approximately $5,930,000 and $10,494,000 to pay the entire principal balance of the NTS/LFII and NTS/VA loans, respectively. The loan is secured by the NTS/LFII and NTS/VA projects, a $2 million letter of credit issued by a third party lender with the NTS/VA and NTS/LFII lender stated as the beneficiary, a guarantee by us for the full $18,000,000, and a personal guarantee by J.D. Nichols for 50% of the outstanding loan balance. Once the outstanding balance on the Joint Venture's project loan is paid in full, it will be required to apply 50% of the net sales proceeds from lot sales against the outstanding loan balance on this $18,000,000 loan. The lender requires contracts on lots with gross proceeds exceeding 80% of a section's development costs before advancing funds for a newly developed section at NTS/VA. The loan is a reducing revolver and the maximum amount outstanding at the end of each year shall be as follows:

     December 31, 2001                    $       16,500,000
     December 31, 2002                    $       11,000,000
     December 31, 2003                    $        7,000,000
     December 31, 2004                    $        4,000,000

At December 31, 2001, our loan balance was approximately $15,612,000. Based on our 2002 budget, we expect to meet the maximum loan balance obligation at December 31, 2002.

NTS/LFII is also encumbered by a mortgage loan in the amount of $4,000,000 (with an outstanding balance of $1,960,000 as of December 31, 2001) from an unaffiliated lender which is secured by a first mortgage on the Lake Forest Country Club and golf course (approximately 176 acres of residential land and improvements thereon). The note bears interest at the Prime Rate + .5%, payable monthly, guaranteed by the Fund's sponsor. Principal payments totaling $300,000 are due twice a year, February through July and August through January. The primary source of principal payments will be initiation fees received.

On February 22, 2002, the Fund signed an agreement with the U.S. Department of the Interior, National Park Services, to sell approximately 456 acres of property located in Spotsylvania County,

Virginia next to the Fredericksburg and Spotsylvania County Battlefields Memorial National Military Park. The property is owned by NTS/VA, a subsidiary of the Fund. The purchase price of the property is $6,100,000 and the closing for the sale of the property has been set to occur within 60 days. We estimate using approximately $5,500,000 of the sale proceeds as a payment on the development loans for the NTS/LFII and NTS/VA projects. After this payment and closing costs, we anticipate receiving approximately $444,000 which will be used for working capital purposes.

NTS Guaranty Corporation (the "Guarantor"), an affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their original capital contributions, as defined in the Fund's prospectus. As of December 31, 2001, we had raised approximately $63,690,000 and had paid distributions of $23,141,000.

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

Results of Operations for 1999, 2000 and 2001

If there has not been a material change in an item from one year to the next, we have omitted any discussion concerning that item.

Revenues

Revenue for the year ended December 31, 2001, includes approximately $11,200,000 in lot sales consisting of approximately $3,947,000 and $7,253,000 from NTS/LFII and NTS/VA, respectively. During this period 102 lots were sold for an average selling price of approximately $110,000. Additionally, revenue for the year ended December 31, 2001, includes approximately $121,000 recognized as revenue from an installment sale at NTS/VA.

On March 6, 2001, the NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC ("Fairways"), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller's (NTS/LFII) cost of the property sold. This unrecognized profit is offset against the receivable on the balance sheet. At December 31, 2001, the receivable balance related to this sale was approximately $413,000. The transactional values were derived from an independent appraisal performed by Integra Chapman & Bell dated January 4, 2000.

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

Management feels that the higher average selling price of lots closed for the year ended December 31, 2001 compared to 2000, is a result of developing and selling more premium lake front property at NTS/VA.

Management feels that the higher average selling price of lots closed for the year ended December 31, 2000 compared to 1999, is a result of a dominant market position at NTS/LFII in the Louisville, Kentucky market along with the developing and selling more premium golf course property at NTS/LFII.

Cost of sales for the year ended December 31, 2001, 2000 and 1999 were approximately $10,357,000, $10,600,000 and $10,027,000, respectively.

Presented below are the gross profit margins for the years ended December 31, 2001, 2000 and 1999:

                                                    2001             2000             1999
                                               --------------   --------------   --------------
NTS/LFII                                             18%              18%              24%
NTS/VA                                               22%              30%              40%

  Combined gross profit margins                      21%              24%              30%

The difference in the cost of sales percentage of NTS/LFII compared to NTS/VA and the difference in the lot sales mix will create a proportionate change in the combined gross profit margin throughout a given year. The decrease in gross profit margin is a function of a change in the estimates of sales values, development costs and absorption periods over the life of the project. The estimates are performed at the end of each fiscal year and the resulting cost of sales percentages are applied prospectively. Management assesses the basis for these annual projections at the end of each quarter and if changes in facts and circumstances warrant interim adjustments are made to the cost of sales percentages prospectively. In comparing the gross margin percentages for the year ended

December 31, 2001, 2000, and 1999, respectively, Management's estimates have changed relative to the ultimate sales values, development costs and absorption periods, and inherent economic volatility of residential real estate they now believe will be realized during the duration of the projects. Management feels that the decrease in the gross profit margin for 2001 compared to 2000 will more likely than not be a permanent decrease.

Interest income on cash equivalents and miscellaneous income includes interest income earned from short-term investments made by us with cash reserves for each of the three years in the period ended December 31, 2001, as well as interest earnings on notes receivable for the fiscal years ended December 31, 2001, 2000 and 1999.

Expenses

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

Reimbursements for expense recovery of approximately $2,330,000, $2,043,000 and $1,713,000 were made to NTS Management or an affiliate during the years ended December 31, 2001, 2000 and 1999, respectively, for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund.

Reimbursements for expense recovery increased approximately $287,000 in 2001 compared to 2000. This increase is due to an increase in sales salaries paid to sales agents employed by NTS/LFII and NTS/VA of approximately $107,000. In addition, there was an increase in sales and marketing efforts at NTS/LFII and NTS/VA of approximately $87,000.

Reimbursements for expense recovery increased approximately $330,000 in 2000 compared to 1999. This increase is due to the cost of additional finance and accounting staff of approximately $131,000 at NTS/LFII and NTS/VA, since in 1999 NTS/LFII and NTS/VA were not fully staffed. The increase is also a result of an increase of approximately $65,000 in data processing efforts associated with replacing the current management software system for NTS/LFII and NTS/VA. These efforts will continue through June 30, 2002. In addition, there was an increase in sales and marketing efforts at NTS/LFII of approximately $56,000, and an increase in sales salaries and commissions paid to sales agents employed by NTS/LFII and NTS/VA of approximately $95,000.

Selling, general and administrative expenses include directors' fees, legal, outside accounting, other investor related cost, repairs and maintenance cost.

For the years ended December 31, 2001, 2000 and 1999, the amounts incurred for selling, general and administrative expenses were approximately $1,825,000, $2,333,000 and $2,353,000, respectively. The selling, general and administrative expenses decreased approximately $508,000 in 2001 compared to 2000, primarily due to a decrease in advertisement at NTS/VA.

We have budgeted an average increase of 25% in our insurance expense upon renewal of our policies in September 2002, as compared to 2001.

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. For the years ended December 31, 2001, 2000 and 1999 overhead recovery incurred was approximately $494,000, $561,000 and $567,000, respectively.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and its subsidiaries borrowings as well as in the capitalization percentage. For the years ended December 31, 2001, 2000 and 1999, approximately $1,816,000, $2,749,000 and $2,652,000, respectively, was capitalized in inventory and approximately $68,000, $149,000 and $261,000, respectively, was expensed. The decrease in interest capitalized is primarily a result of the decrease in loan balance.

Depreciation expense relates to equipment used for development activity which is being depreciated over five to thirty-nine years. Amortization expense relates primarily to loan costs which are being amortized over the life of the related loan.

Beginning with April 1, 2001, the income and expenses of the Fawn Lake Country Club have been included in our statement of operations. This is a result of the substantial completion of the Club and the intention to sell the Club as a single asset. The Club's operations for the year ended December 31, 2000, were capitalized to inventory costs. The net impact on the results of operations was a net operating deficit of approximately $821,000 for the period April 1, 2001 to December 31, 2001.

Presented below is the condensed statement of operations for the Fawn Lake Country Club for the period April 1, 2001 to December 31, 2001:

                                                  For the Period
                                                 April 1, 2001 to
                                                December 31, 2001
                                             ------------------------
Revenues
Operating revenue                           $             1,019,000
Other revenue                                                 6,000
                                             ------------------------

   Total revenues                                         1,025,000
                                             ------------------------

Expenses
Cost of goods sold                                          167,000
Selling, general and administrative -
 affiliates                                               1,009,000
Selling, general and administrative                         635,000
Depreciation                                                 35,000
                                             ------------------------

   Total expenses                                         1,846,000
                                             ------------------------

Net loss                                    $              (821,000)
                                             ========================

Selling, general and administrative - affiliates include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non- payroll related operating expenses. Additionally, this includes an overhead recovery, which is a reimbursement to NTS Management for overhead expenses attributable to the employees and efforts of NTS Management, in an amount equal to 3.75% of the Club's gross cash receipts.

Selling, general and administrative includes landscaping, repairs and maintenance, operating lease payments, utilities, advertising and insurance.

Critical Accounting Policies

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we recorded an impairment charge in the fourth quarter ended December 31, 2000, reducing the carrying value of inventory related to the NTS/LFII project. This determination was based upon management's most recent assessment of NTS/LFII's projection through completion of the development. The NTS/LFII projection indicated the carrying amount of the long-lived assets exceeded the expected undiscounted net cash flows to be received through the completion of the NTS/LFII project. The circumstances involved in this determination related to the increase in expected development costs to complete the NTS/LFII project. SFAS No. 121 has been superseded by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.

The impairment charge was determined by management of the Fund utilizing a discounted cash flow model. The impairment resulted in a charge of $4,500,000 presented in the accompanying financial statements within the statements of operations line item described as "Asset Impairment Charge." We did not record any impairment charges during the year ended December 31, 2001.

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

U.S. Generally Accepted Accounting Principles ("GAAP") requires that investments in unconsolidated affiliates be recorded at the lower of carrying value or fair market value. The application of these principles resulted in an asset impairment charge for the year ended December 31, 2000, of $5.2 million for OLFJV, our portion being $2.6 million. This charge is included in the loss from investment in unconsolidated affiliate on the accompanying consolidated statements of operations. All estimates used in this evaluation represent management's best estimates based on the facts present at the date of such evaluations.

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," requires that the Club be reported separately from inventory on our balance sheets as an asset available for sale. The assets' estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the December 31, 2001, balance sheet.

The loan agreement permits the lender to reconsider funding of draws under certain conditions, including among others, that neither NTS/VA, NTS/LFII, nor the Fund experience a material adverse change in financial condition or creditworthiness as defined in the agreement. As a result of the asset impairment charges recognized in relation to the NTS/LFII and the Joint Venture inventories during the fourth quarter ended December 31, 2000, we were technically in violation of this provision as of December 31, 2000. We received a letter dated April 2, 2001, from the lender waiving this provision of the agreement with respect to this violation, but reserving the right to exercise this provision for future years.

No benefit for income taxes was provided during 2001, 2000 or 1999 as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized. See Note 10 to our Consolidated Financial Statements for a discussion of the components of the deferred tax asset.

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

Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                             Payments Due by Period
                                   --------------------------------------------------------------------------
                                                   Within One     Two - Three     Four - Five      After 5
    Contractual Obligations            Total          Year           Years           Years          Years
--------------------------------   -------------  -------------  -------------   -------------  -------------
Long-term debt                    $   24,706,666 $    5,596,788 $    5,389,926  $    9,719,540 $    4,000,412

Capital lease obligations         $       60,755 $       21,832 $       19,275  $       13,600 $        6,048

Operating leases (1)              $           -- $           -- $           --  $           -- $           --

Other long-term obligations       $           -- $           -- $           --  $           -- $           --
                                   -------------  -------------  -------------   -------------  -------------

Total contractual cash
 obligations                      $   24,767,421 $    5,618,620 $    5,409,201  $    9,733,140 $    4,006,460
                                   =============  =============  =============   =============  =============
  We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.

                                                         Amount of Commitment Expiration Per Period
                                                 -----------------------------------------------------------
                                     Total
       Other Commercial             Amounts       Within One     Two - Three     Four - Five      Over 5
          Commitments              Committed         Year           Years           Years          Years
-------------------------------  --------------  -------------  -------------   -------------  -------------
Line of credit                  $       603,714 $      603,714 $           --  $           -- $           --

Standby letters of credit and
 guarantees                     $     3,262,723 $    3,262,723 $           --  $           -- $           --

Other commercial
 commitments (1)                $          none $           -- $           --  $           -- $           --
                                 --------------  -------------  -------------   -------------  -------------

Total commercial
 commitments                    $     3,866,437 $    3,866,437 $           --  $           -- $           --
                                 ==============  =============  =============   =============  =============
  We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to "fee for service arrangements" which are for a term of greater than one year.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. Our debt instruments bear interest at both variable and fixed rates as further discussed in Note 7 of our consolidated financial statements under Item 8 of this Form 10-K. At December 31, 2001, a hypothetical 100 basis point increase in interest rates would result in an approximately $254,000 increase in interest expense. During the year ended December 31, 2001, the majority of interest expense incurred was capitalized in inventory.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of NTS Mortgage Income Fund:

We have audited the accompanying consolidated balance sheets of the NTS Mortgage Income Fund and subsidiaries (the Fund) (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Fund's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the NTS Mortgage Income Fund and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS MORTGAGE INCOME FUND
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000

                                                                   2001                2000
                                                            -----------------   -----------------

ASSETS
Cash and equivalents                                       $         566,146  $          570,465
Membership initiation fees and other accounts
 receivable, net of allowance of approximately $58,000
 and $88,000                                                       1,453,796           1,312,448
Notes receivable                                                     965,702           1,213,191
Inventory                                                         47,327,572          52,206,560
Property and equipment, net of accumulated
 depreciation of approximately $1,028,000 and $745,000             3,644,161             566,008
Investment in unconsolidated affiliate                             1,557,929           1,329,427
Advances to affiliates                                                28,052              20,252
Other assets                                                         509,042             562,225
                                                            -----------------   -----------------

   TOTAL ASSETS                                            $      56,052,400  $       57,780,576
                                                            =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                      $       2,800,449  $        3,195,691
Accounts payable -  affiliates                                     5,885,112           3,809,658
Notes payable -  affiliates                                          212,886             418,657
Mortgages and notes payable                                       25,371,135          25,910,622
Lot deposits                                                         212,614             185,257
Deferred revenues                                                    118,200              28,885
                                                            -----------------   -----------------

   TOTAL LIABILITIES                                              34,600,396          33,548,770
                                                            -----------------   -----------------

COMMITMENTS AND CONTINGENCIES (Note 12)

Stockholders' equity:
 Common stock, $0.001 par value, 6,000,000 shares
  authorized; 3,187,333 shares issued and outstanding                  3,187               3,187
Additional paid-in-capital                                        54,163,397          54,163,397
Accumulated deficit                                              (32,714,580)        (29,934,778)
                                                            -----------------   -----------------

TOTAL STOCKHOLDERS' EQUITY                                        21,452,004          24,231,806
                                                            -----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                   $      56,052,400  $       57,780,576
                                                            =================   =================

The accompanying notes are an integral part of these consolidated financial statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                  2001             2000              1999
                                                            ---------------  ---------------   ---------------
REVENUES
Lot sales, net of discounts                                $    13,036,264  $     13,941,968  $    14,256,114
Cost of sales                                                  (10,357,219)      (10,600,444)     (10,026,656)
                                                            ---------------  ----------------  ---------------

   Gross profit                                                  2,679,045         3,341,524        4,229,458

Country Club revenue                                             1,024,947                --               --
Interest income on cash equivalents and
  miscellaneous income                                              99,769           288,363          291,073
                                                            ---------------  ----------------  ---------------

   NET REVENUES                                                  3,803,761         3,629,887        4,520,531
                                                            ---------------  ----------------  ---------------

EXPENSES
Selling, general and administrative -  affiliates                2,824,315         2,604,470        2,280,064
Selling, general and administrative                              1,824,991         2,332,664        2,352,831
Interest expense                                                    68,159           148,925          260,899
Other taxes and licenses                                            51,293            93,902           30,443
Depreciation and amortization expense                               96,303            61,011           40,427
(Income) loss from investment in unconsolidated affiliate      (127,802)        3,017,862          405,183
Country Club operations                                          1,846,304                --               --
Asset impairment charge (Note 6)                                        --         4,500,000               --
                                                            ---------------  ----------------  ---------------

   TOTAL EXPENSES                                                6,583,563        12,758,834        5,369,847
                                                            ---------------  ----------------  ---------------

Net loss before federal income tax and
 extraordinary expense                                         (2,779,802)      (9,128,947)     (849,316)

Federal income tax expense                                              --                --               --
                                                            ---------------  ----------------  ---------------

Net loss before extraordinary expense                          (2,779,802)      (9,128,947)     (849,316)
                                                            ---------------  ----------------  ---------------

Extraordinary expense (Note 7)                                          --           114,156               --
                                                            ---------------  ----------------  ---------------

Net loss                                                   $   (2,779,802) $    (9,243,103) $   (849,316)
                                                            ===============  ================  ===============

Per share of common stock :
 Net loss before extraordinary expense                     $   (0.87) $    (2.86) $   (0.27)
 Extraordinary expense                                                  --       (0.04)               --
                                                            ---------------  ----------------  ---------------

Net loss per share                                         $   (0.87) $    (2.90) $   (0.27)
                                                            ===============  ================  ===============

Weighted average number of shares                                3,187,333         3,187,333        3,187,333
                                                            ===============  ================  ===============

The accompanying notes are an integral part of these consolidated financial statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (1)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                          Common Stock      Common Stock      Additional       Accumulated
                             Shares            Amount       Paid-in-Capital      Deficit            Total
                         ---------------  ----------------  ---------------  ----------------  ---------------
Stockholders' equity
 December 31, 1998            3,187,333  $          3,187  $    54,163,397  $    (19,842,359) $    34,324,225

  Net loss                           --                --               --          (849,316)        (849,316)
                         ---------------  ----------------  ---------------  ----------------  ---------------

Stockholders' equity
  December 31, 1999           3,187,333             3,187       54,163,397       (20,691,675)      33,474,909

  Net loss                           --                --               --        (9,243,103)      (9,243,103)
                         ---------------  ----------------  ---------------  ----------------  ---------------

Stockholders' equity
  December 31, 2000           3,187,333             3,187       54,163,397       (29,934,778)      24,231,806

  Net loss                           --                --               --        (2,779,802)      (2,779,802)
                         ---------------  ----------------  ---------------  ----------------  ---------------

Stockholders' equity
  December 31, 2001           3,187,333  $          3,187  $    54,163,397  $    (32,714,580) $    21,452,004
                         ===============  ================  ===============  ================  ===============
  For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes are an integral part of these consolidated financial statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                 2001              2000             1999
                                                            ---------------  ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $   (2,779,802) $    (9,243,103) $   (849,316)
Adjustments to reconcile net loss to net cash provided by
 (used for) operating activities:
  Depreciation and amortization expense                             96,303            61,011           40,427
  (Income) loss from investment in unconsolidated
   affiliate                                                   (127,802)        3,017,862          405,183
  Asset impairment charge                                               --         4,500,000               --
  Extraordinary charge                                                  --           114,156               --
  Changes in assets and liabilities:
   Membership initiation fees and other accounts
    receivable                                                 (141,348)           93,928          478,096
   Notes receivable                                                247,489           926,666        1,163,904
   Inventory                                                     2,033,597       (949,304)     (1,877,229)
   Accounts payable and accrued expenses                       (395,242)        1,337,931      (233,870)
   Lot deposits                                                     27,357            23,757           30,105
   Deferred revenues                                                89,315       (33,743)     (92,340)
                                                            ---------------  ----------------  ---------------

Net cash used in operating activities                          (950,133)      (150,839)     (935,040)
                                                            ---------------  ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution to unconsolidated  affiliate              (100,700)      (195,982)     (93,500)
Purchase of property and equipment                             (269,821)      (326,995)     (224,648)
                                                            ---------------  ----------------  ---------------

Net cash used in investing activities                          (370,521)      (522,977)     (318,148)
                                                            ---------------  ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to affiliate                                          (7,800)      (20,252)          30,338
Accounts payable -  affiliates                                   2,075,454         2,615,263        1,194,395
Proceeds from mortgages and notes payable                       12,333,559        11,929,435       20,489,549
Proceeds from notes payable -  affiliates                          140,181           545,657          606,666
Payments on mortgages and notes payable                        (12,873,046)      (14,361,624)     (14,906,985)
Payments on notes payable -  affiliates                        (345,952)         (127,000)     (6,696,959)
Other assets                                                   (6,061)           43,780           93,597
                                                            ---------------  ----------------  ---------------

Net cash provided by financing activities                        1,316,335           625,259          810,601
                                                            ---------------  ----------------  ---------------

Net decrease in cash and equivalents                           (4,319)      (48,557)     (442,587)

CASH AND EQUIVALENTS, beginning of period                          570,465           619,022        1,061,609
                                                            ---------------  ----------------  ---------------

CASH AND EQUIVALENTS, end of period                        $       566,146  $        570,465  $       619,022
                                                            ===============  ================  ===============

The accompanying notes are an integral part of these consolidated financial statements.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Note 1 - Significant Accounting Policies

A) Organization

NTS Mortgage Income Fund (the "Fund"), a Delaware corporation, was formed on September 26, 1988. The Fund operated as a real estate investment trust (REIT) under the Internal Revenue Code of 1986 (the "Code"), as amended, from its inception through December 31, 1996. The Fund began operating as a "C" corporation under the Code for tax purposes effective January 1, 1997. NTS Corporation is the sponsor of the Fund (the "Sponsor"). NTS Advisory Corporation is the advisor to the Fund (the "Advisor"), and NTS Residential Management Company is the manager to the Fund ("NTS Management"). The Advisor and NTS Management are affiliates of and are under common control with NTS Corporation. As used in this Form 10-K the terms "we," "us" or "our," as the context requires, may refer to the Fund or its interests in properties and its joint venture.

Our wholly-owned subsidiaries include NTS/Lake Forest II Residential Corporation ("NTS/LFII") and NTS/Virginia Development Company ("NTS/VA").

NTS/LFII is in the process of developing approximately 1,161 residential lots of land located in Louisville, Kentucky into a single-family residential community (Lake Forest) and operates a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. As of December 31, 2001, approximately 839 of the 1,161 residential lots have been developed and approximately 68% of the total projected lots to be developed have been sold. In addition, Lake Forest has amenities consisting of a clubhouse, pools, tennis courts, recreation fields and several lakes.

NTS/VA is in the process of developing approximately 1,398 residential lots of land located in the Chancellor district of Spotsylvania County, Virginia, approximately 60 miles south of Washington D.C., into a single-family residential community (Fawn Lake) and has completed a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. As of December 31, 2001, approximately 612 of the 1,398 total lots have been developed and approximately 39% of the total projected lots to be developed have been sold. Included on the property is a 285 acre lake. In addition, Fawn Lake has amenities consisting of a clubhouse, pool, tennis courts and boat docks.

We also own a 50% interest in the Orlando Lake Forest Joint Venture (the "Joint Venture"). See Note 3 - Investment in Unconsolidated Affiliate for further information pertaining to the investment.

B) Basis of Accounting

Our records are maintained on the accrual basis of accounting in accordance with U.S. Generally Accepted Accounting Principles ("GAAP").

C) Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the assets, liabilities, revenues and expenses of our wholly-owned subsidiaries (see Note 1A). Investments of 50% or less in affiliated companies are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated.

D) Use of Estimates in the Preparation of Consolidated Financial Statements

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

E) Revenue Recognition

We recognize revenue and related costs from lot sales using the accrual method in accordance with GAAP, which is when payment has been received and title, possession and other attributes of ownership have been transferred to the buyer, and we are not obligated to perform significant activities after the sale. We generally require a minimum down payment of at least 10% of the sales price of the lot. The country clubs recognize revenue as services are performed.

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

G) Long-Lived Assets

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value may be written down to fair market value. Application of this standard during the year ended December 31, 2000, resulted in an impairment loss of $4,500,000 for the NTS/LFII project. See Note 6 - Inventory for further information pertaining to this impairment charge. Application of this standard for the year ended December 31, 2001 did not result in any impairment charges. SFAS No. 121 has been superseded by SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We will subject our financial statements to the standards of SFAS No. 144 when applicable.

H) Advertising

We expense advertising costs as incurred, which are included in selling, general and administrative in the accompanying consolidated statements of operations. Advertising expense was approximately $1,025,000, $1,535,000 and $1,523,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

I) Environmental Remediation and Compliance

Environmental liabilities for remediation costs are accrued based on estimates of known environmental remediation exposures. Liabilities are recognized when they are probable and can be reasonably estimated. Environmental compliance costs are expensed as incurred. No such liabilities existed as of December 31, 2001 and 2000.

J) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with an original maturity of three (3) months or less that are readily convertible to cash.

Cash payments for interest, net of amounts capitalized, cash payments for income taxes, net of refunds and other non-cash items are as follows:

                                                     2001               2000               1999
                                                ---------------    ---------------    ---------------
Interest                                       $         69,758   $        152,679   $        296,120

Federal income taxes                           $             --   $             --   $             --

Non-cash Items:
  Additions to property and equipment          $      3,000,000   $             --   $             --

K) Segment Reporting

Our reportable operating segments include only one segment which is the development and sale of single-family residential lots.

Note 2 - Affiliations

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

Note 3 - Investment in Unconsolidated Affiliate

Effective August 16, 1997, we became a partner in the Joint Venture. The other partners in the Joint Venture are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are affiliates of and are under common control with the Fund's Sponsor. The Joint Venture will continue to operate under its current legal name as the Orlando Lake Forest Joint Venture.

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land. As of December 31, 2001, approximately 441 of 680 total lots have been development and approximately 59% of the total projected lots to be developed have been sold. The Joint Venture will continue to own and develop the Orlando Lake Forest project.

We contributed to the Joint Venture as a capital contribution its interest in the principal and interest of the first mortgage loan on the Orlando Lake Forest project, and obtained a 50% interest in the Joint Venture. The NTS entities named above hold cumulatively the remaining 50% interest in the Joint Venture.

The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of December 31, 2001 and 2000, our percentage interest was 50%, and our investment balance in the Joint Venture was $1,557,929 and $1,329,427, respectively. Our share of the Joint Venture's net income (loss) for the years ended December 31, 2001, 2000 and 1999, was $127,802, ($3,017,862) and ($405,183), respectively.

GAAP requires that such investments be recorded at the lower of carrying value or fair market value. The application of these principles resulted in an asset impairment charge of $5.2 million in the fourth quarter of 2000, our portion being $2.6 million. All estimates used in this evaluation represent management's best estimates based on the facts present at the date of such evaluations. During the year ended 2001, the Fund and the other joint venture partners contributed as a capital contribution $201,400 to the joint venture, our portion being $100,700.

During the year ended 2000, the Fund and the other joint venture partners contributed as a capital contribution $391,964 to the joint venture, our portion being $195,982.

Presented below are approximate condensed balance sheets for the Joint Venture as of December 31, 2001 and 2000, and approximate statements of operations for the three years ended December 31, 2001, 2000 and 1999:

                                                 December 31,       December 31,
                                                     2001               2000
                                               -----------------  -----------------
Balance Sheets
Notes receivable                              $           45,000 $           84,000
Inventory                                              6,462,000          8,805,000
Other, net                                               287,000            242,000
                                               -----------------  -----------------

   Total assets                               $        6,794,000 $        9,131,000
                                               =================  =================

Mortgages and notes payable                            1,006,000          4,401,000
Other liabilities                                      2,672,000          2,071,000
Equity                                                 3,116,000          2,659,000
                                               -----------------  -----------------

   Total liabilities and equity               $        6,794,000 $        9,131,000
                                               =================  =================

                                                   Year Ended December 31,
                                      --------------------------------------------------
                                           2001              2000             1999
                                      ---------------  ----------------  ---------------
Statements of Operations
Lot sales, net of discounts          $     5,631,000  $      3,804,000  $     3,437,000
Cost of sales                             (3,712,000)       (2,925,000)      (2,551,000)
Other expenses, net                       (1,663,000)       (6,915,000)      (1,696,000)
                                      ---------------  ----------------  ---------------

   Net income (loss)                 $       256,000  $     (6,036,000) $      (810,000)
                                      ===============  ================  ===============

Note 4 - Member Initiation Fees and Other Accounts Receivable

Fawn Lake Country Club and Lake Forest Country Club membership initiation fees receivable totaled approximately $484,000 and $766,000 as of December 31, 2001 and 2000, respectively. The receivable is net of a discount of $53,000 and $66,000, respectively, recorded to allow for the present value of the membership initiation fee receivables considering the estimated timing of collections. Also included is the accounts receivable from club members for dues, use of the golf course, and use of the dining facility totaling $393,000 and $382,000 as of December 31, 2001 and 2000, respectively. This receivable is net of an allowance for doubtful accounts of $5,000 and $22,000, respectively.

Note 5 - Notes Receivable

Notes receivable are secured by a first mortgage on lots sold to individuals. The notes bear interest at the prevailing market rates at the time the lots were sold. The majority of the notes are due between five and seven years, monthly payments are based on a 30-year amortization and the balance is due at the maturity date. Notes totaling approximately $966,000 and $1,123,000 are pledged as security for notes payable to banks under certain Warehouse Line of Credit Agreements and other debt agreements as of December 31, 2001 and 2000, respectively. There were also $90,000 of notes held by NTS/VA that were not pledged as of 2000. Approximately $107,000, $348,000, $6,000, $8,000 and $492,000 of the notes receivable balance, as of December 31, 2001, are due during the years ended December 31, 2002 through 2006, respectively. Approximately $348,000 of the notes receivable balance relates to the sale of 24 lots to one builder in fiscal 1998 at NTS/VA. The $348,000 note bearing interest at the Prime Rate plus 1% is due in monthly installments commencing June 29, 2001, with any outstanding principal and interest payable in full on December 29, 2003.

Note 6 - Inventory

Inventory consists of approximately the following as of December 31, 2001:

                                                  NTS/LFII           NTS/VA        Consolidated
                                               ---------------  ----------------  ---------------
Land held for future development,
 under development and completed lots         $      1,682,000 $      19,031,000 $     20,713,000

Country club (net of membership
 initiation fees)                                    5,199,000                --        5,199,000

Amenities                                            1,456,000        19,960,000       21,416,000
                                               ---------------  ----------------  ---------------

                                              $      8,337,000 $      38,991,000 $     47,328,000
                                               ===============  ================  ===============

Inventory consists of approximately the following as of December 31, 2000:

                                                  NTS/LFII           NTS/VA        Consolidated
                                               ---------------  ----------------  ---------------
Land held for future development,
  under development and completed lots        $        672,000 $      23,023,000 $     23,695,000

Country club (net of membership
  initiation fees)                                   7,720,000        11,066,000       18,786,000

Amenities                                            1,663,000         8,063,000        9,726,000
                                               ---------------  ----------------  ---------------

                                              $     10,055,000 $      42,152,000 $     52,207,000
                                               ===============  ================  ===============

We capitalized in inventory approximately $1,816,000 and $2,749,000 of interest during 2001 and 2000, respectively. Interest incurred was approximately $1,884,000 and $2,898,000 for the years ended December 31, 2001 and 2000, respectively. We capitalized in inventory approximately $127,000 and $141,000 of real estate taxes during 2001 and 2000, respectively. Real estate taxes incurred was approximately $179,000 and $183,000.

Inventory for 2001, includes approximately $13,324,000, net of approximately $8,125,000 of country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

Inventory for 2000, includes approximately $28,413,000, net of approximately $9,627,000 of country club membership initiation fees, of costs incurred to date for the development of the Fawn Lake Country Club and the Lake Forest Country Club.

Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from the initial issuance of memberships to the Country Club. The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $720,000, which is expected to be offset by member initiation fees. During 2001 and 2000 the Lake Forest Country Club operating deficit was approximately $843,000 and $492,000, respectively, and was capitalized as a cost of inventory. During the first quarter of 2001 approximately $274,000 of the Fawn Lake Country Club deficit was capitalized as a cost of inventory. During the year ended December 31, 2000, the Fawn Lake Country Club deficit was approximately $882,000, and was capitalized as a cost of inventory.

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," requires that the Club be reported separately from inventory on our balance sheets as an asset available for sale based on its approximate market value. The assets' estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the December 31, 2001 balance sheet.

Pursuant to the guidance set forth in SFAS No. 121, we recorded an impairment charge in the fourth quarter ended December 31, 2000, reducing the carrying value of inventory related to the NTS/LFII project. This determination was based upon management's most recent assessment of NTS/LFII's projection through completion of the development. The NTS/LFII projection indicated the carrying amount of the long-lived assets exceeded the expected undiscounted net cash flows to be received through the completion of the NTS/LFII project. The circumstances involved in this determination related to the increase in expected development costs to complete the NTS/LFII project.

The impairment charge was determined by management utilizing a discounted cash flow model. The impairment resulted in a charge of $4,500,000 presented in the accompanying financial statements within the statements of operations line item described as "Asset Impairment Charge."

Note 7 - Notes and Mortgage Loans Payable

Notes and mortgage loans payable consist of the following:

                                                                            2001               2000
                                                                      ----------------   ----------------
Mortgage loan payable to a bank in the amount of $18,000,000, bearing interest at the Prime Rate + 1.0%, payable monthly, due
October 31, 2005, secured by inventory of NTS/VA and
NTS/LFII, generally principal payments consist of
approximately 91% of the Gross Receipts from lot sales,
personally guaranteed by Mr. J. D. Nichols, Chairman of the
Board of the Fund's Sponsor, for 50% of the outstanding loan balance and a $2 million letter of credit from a third party lender
with the beneficiary being the bank.                                $      15,611,926   $    15,630,107

Note payable to a bank in the amount of $9,000,000, bearing
interest at 8.25%, payable monthly, due November 1, 2004,
secured by a Certificate of Deposit owned by NTS Financial
Partnership, an  affiliate of the Fund.                                     6,696,959         6,696,959

Mortgage loan payable to a bank in the amount of $4,000,000, bearing interest at the Prime Rate + .5%, payable monthly, due
July 31, 2002, secured by the Lake Forest Country Club and golf course, principal reductions of $300,000 payable every six
months, guaranteed by NTS Corporation, the Fund's Sponsor.                  1,960,000         2,490,000

Warehouse Line of Credit Agreements with two banks, bearing
interest at the Prime Rate + 1% and the Prime Rate + .75% , due
December 15, 2002 ($101,957) and September 18, 2002
($501,757), secured by notes receivable (see Note 5), principal payments consist of payments received from notes receivable
securing the obligation.  The $101,957 warehouse line of credit
agreement is guaranteed by NTS Corporation.                                   603,714           223,871

Note payable to a bank in the amount of $1,174,800, bearing
interest at the Prime Rate + .5%, secured by note receivable (see
Note 5), due in monthly installments of $5,000, with any
outstanding principal and accrued interest due and payable in
full on December 29, 2002.                                                    290,979           680,925

Other                                                                         207,557           188,760
                                                                     ----------------   ----------------

                                                                    $      25,371,135  $     25,910,622
                                                                     ================   ================

We anticipate seeking renewals or refinancing the debts coming due within the next twelve months with existing creditors. The Prime Rate was 4.75% and 8.5% at December 31, 2001 and 2000, respectively.

The minimum scheduled principal payments on debt outstanding at December 31, 2001 are approximately as follows:

                    2002                      $          6,223,000
                    2003                                 5,409,000
                    2004                                 9,733,000
                    2005                                 4,006,000
                 Thereafter                                     --
                                                ------------------

                                              $         25,371,000
                                                ==================

On October 31, 2000, NTS/VA and NTS/LFII entered into a loan agreement with a financial institution for a combined principal sum of up to $18,000,000 and used approximately $5,930,000 and $10,494,000 to pay the entire principal balance of the previous NTS/LFII and NTS/VA loans, respectively. The loan is secured by the NTS/LFII and NTS/VA projects, a $2 million letter of credit issued by a third party lender with the NTS/VA and NTS/LFII lender stated as the beneficiary, a guarantee by the Fund for the full $18,000,000, and a personal guarantee by J.D. Nichols for 50% of the outstanding loan balance. Once the outstanding balance on the Joint Venture's project loan is paid in full, it will be required to apply 50% of the net sales proceeds from lot sales against the outstanding balance on this $18,000,000 loan. The lender requires contracts on lots with gross proceeds exceeding 80% of a section's development costs before advancing funds for a newly developed section at NTS/VA. The loan is a reducing revolver and the maximum amount outstanding at the end of each year shall be as follows:

             December 31, 2001                $       16,500,000
             December 31, 2002                $       11,000,000
             December 31, 2003                $        7,000,000
             December 31, 2004                $        4,000,000

During the year ended December 31, 2000 there was a write off of unamortized loan costs remaining on the previous NTS/LFII loan for approximately $114,000 which is shown as an extraordinary expense on the accompanying consolidated statements of operations. The tax effect of this amount was not provided given our current net operating loss carryforward position. This loan was paid off in full on October 31, 2000 from borrowings on a new loan with a different lending institution. The remaining unamortized loan costs on the previous NTS/VA loan was deferred and amortized over the term of the new loan arrangement.

Note 8 - Related Party Transactions

As of December 31, 2001, the Sponsor or an affiliate owned 181,740 shares of the Fund. The Fund has entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the property management agreements, we were charged the following amounts for the year ended December 31, 2001, 2000 and 1999. These amounts are reflected in selling, general and administrative - affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements.

                                                     2001              2000             1999
                                               ---------------  ----------------  ---------------
Personnel related costs:
 Finance and accounting                       $        263,000 $         263,000 $        131,000
 Data processing                                        70,000            96,000           31,000
 Human resources                                        45,000            37,000           34,000
 Executive and administrative                          160,000           147,000          196,000
 Sales and marketing                                 1,328,000         1,140,000        1,045,000
 Legal                                                  57,000            39,000           37,000
Marketing                                              193,000           182,000          126,000
Rent                                                    55,000            50,000           39,000
Other general and administrative                       159,000            89,000           74,000
                                               ---------------  ----------------  ---------------

Total expense reimbursements                  $      2,330,000 $       2,043,000 $      1,713,000
                                               ===============  ================  ===============

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the years ended December 31, 2001, 2000 and 1999, was approximately $494,000, $561,000 and $567,000, respectively. These amounts are classified with selling, general and administrative-affiliates in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $3,249,000, $2,644,000, $2,541,000 accrued to NTS Management or an affiliate during the years ended December 31, 2001, 2000, and 1999, respectively, for Fawn Lake Country Club and Lake Forest Country Club. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $180,000, $170,000, and $0 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club and Lake Forest Country Club for the years ended December 31, 2001, 2000, and 1999. The Lake Forest Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the years ended December 31, 2001, 2000, and 1999. The Fawn Lake Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the period January 1, 2001 to March 31, 2001 and for the years ended December 31, 2000 and 1999. Beginning with April 1, 2001, the expense reimbursements and recovery fees of the Fawn Lake Country Club were included with country club operations in our statement of operations.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS VA and the Fund's share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders' original capital contribution. As of December 31, 2001, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 2001, no amount had been accrued as an incentive payment in our consolidated financial statements.

Advances and Notes Payable Affiliates

We have received advances from an affiliate of the Fund's Sponsor, net of repayments, totaling approximately $213,000 and $419,000 as of December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, the advances bear interest at the Prime Rate.

As presented in the accompanying consolidated balance sheet as of December 31, 2001, accounts payable - affiliates of approximately $5,885,000 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements discussed above. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by us as of December 31, 2001 and those amounts that will accrue during fiscal 2002 through the period ending March 31, 2003, other than as permitted by our cash flows. Management believes that NTS Development Company and NTS Residential Management have the financial ability to defer amounts owed them by us. There can be no assurances that this level of support will continue past March 31, 2003.

Sale of Undeveloped Land

On March 6, 2001, the NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC ("Fairways"), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller's (NTS/LFII) cost of the property sold. This unrecognized profit is offset against the receivable on the balance sheet. At December 31, 2001, the receivable balance related to this sale was approximately $413,000. The transactional values were derived from an independent appraisal performed by Integra Chapman & Bell dated January 4, 2000.

Note 9 - Country Club Accounting

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

Presented below is the condensed statement of operations for the Fawn Lake Country Club for the period April 1, 2001 to December 31, 2001:

                                                                  For the Period
                                                                 April 1, 2001 to
                                                                December 31, 2001
                                                             ------------------------
Revenues
Operating revenue                                           $               1,019,000
Other revenue                                                                   6,000
                                                             ------------------------

   Total revenues                                                           1,025,000
                                                             ------------------------

Expenses
Cost of goods sold                                                            167,000
Selling, general and administrative - affiliates                            1,009,000
Selling, general and administrative                                           635,000
Depreciation                                                                   35,000
                                                             ------------------------

   Total expenses                                                           1,846,000
                                                             ------------------------

Net loss                                                    $                (821,000)
                                                             ========================

Selling, general and administrative - affiliates include expense reimbursements of approximately $970,000 and overhead recovery fees of approximately $39,000, accrued to NTS Management or an affiliate. The expense reimbursements include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. The overhead recovery fees are reimbursements to NTS Management for overhead expenses attributable to the employees and efforts of NTS Management, in an amount equal to 3.75% of the Club's gross cash receipts.

Selling, general and administrative includes landscaping, repairs and maintenance, operating lease payments, utilities, advertising and insurance.

Note 10 - Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the Fund's book and tax bases of assets and liabilities and tax carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal tax carry forwards and temporary differences giving rise to our deferred taxes consist of tax net operating loss carry forwards, valuation allowances and differences in inventory basis for book and tax. Our deferred tax assets and liabilities as of December 31, are as follows:

                                                     2001              2000
                                               ---------------- -----------------
Deferred tax assets/liabilities
Net operating loss carry forwards             $      4,398,000 $       2,775,000
Inventory                                            5,758,000         6,366,000
Deferred revenue                                        73,000           185,000
                                               ---------------- -----------------
Deferred tax assets                                 10,229,000         9,326,000

Deferred tax liability                              (1,330,000)       (1,593,000)

Valuation allowance                                 (8,899,000)       (7,733,000)
                                               ---------------- -----------------

Total deferred tax assets/liabilities         $             -- $              --
                                               ================ =================

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on its history of operating losses and its expectations for the future, that it is more likely than not that the net deferred tax assets at December 31, 2001 and 2000, will not be realized. As of December 31, 2001, we have a federal net operating loss carryforward of approximately $11,585,000 expiring during 2012, 2013, 2014, 2015 and 2016.

A reconciliation of the statutory to the effective rate of the Fund for the years ended December 31, is as follows:

                                                      2001               2000
                                                ----------------   ----------------
Tax benefit using statutory rate              $         945,000  $       3,075,000
Valuation allowance                                  (1,166,000)        (3,118,000)
Other                                                   221,000             43,000
                                                ----------------   ----------------

Income tax expense (all deferred)             $              --  $              --
                                                ================   ================

Substantially all of the difference between the tax benefit calculated at the statutory rate and the tax provision provided on the accompanying statements of operations is due to the creation of a valuation allowance on previously recorded deferred tax assets.

Note 11 - Financial Instruments

The book values of cash and equivalents, trade receivables and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturity of these financial instruments. The fair value of our notes receivable and debt instruments approximated the book value because a substantial portion of the underlying instruments are variable rate notes.

Note 12 - Commitments and Contingencies

The Fund, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Fund with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

We do not believe there is any litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the our consolidated financial statements. We believe we have adequate insurance. However, due to the recent event on September 11, 2001 affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the policies expire in September 2002, or if the coverage available will be adequate.

NTS/LFII and NTS/VA have various letters of credit outstanding to governmental agencies and utility companies totaling approximately $2,351,000 and $2,235,000 as of December 31, 2001 and 2000, respectively. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

It is estimated that development of the remaining homeowners association amenities at the Lake Forest North project will be substantially completed by November 2002. Based on engineering studies and projections, NTS/LFII will incur additional costs, excluding interest, of approximately $925,000 during 2002 to complete the homeowners' association amenities.

It is estimated that the homeowners' association amenities at the Fawn Lake project will be substantially completed by December 2008. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $1,070,000 to complete the homeowners' association amenities for the project. These costs are estimated to be incurred as follows: $200,000 for 2002, $350,000 for 2003, $0 for 2004, $50,000 for 2005, $420,000 for 2006, $0 for 2007, and $50,000 for 2008.

Note 13 - Guaranties to the Fund

NTS Guaranty Corporation (the "Guarantor"), an affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions, as defined in the Fund's Prospectus. As of December 31, 2001, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000.

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

Note 14 - Unaudited Quarterly Financial Data

           2001                 March 31       June 30       September 30      December 31           Total
                             -------------  --------------  ---------------  ----------------    -------------
Net revenues                $     605,549  $    1,126,054  $     1,010,267  $      1,061,891    $   3,803,761
Total expenses                  1,300,187       1,649,976        2,022,014         1,611,386        6,583,563
                             -------------  --------------  ---------------  ----------------    -------------
Loss before federal
 income tax                    (694,638)     (523,922)      (1,011,747)       (549,495)      (2,779,802)
Federal income tax                     --              --               --                --               --
                             -------------  --------------  ---------------  ----------------    -------------
Net loss                       (694,638)     (523,922)      (1,011,747)       (549,495)      (2,779,802)
                             =============  ==============  ===============  ================    =============

Net loss per share          $  (0.22) $   (0.16) $    (0.32) $     (0.17)   $  (0.87)
                             =============  ==============  ===============  ================    =============

           2000                 March 31       June 30        September 30      December 31           Total
                             -------------  --------------  ---------------  ----------------    -------------
Net revenues                $     551,293  $    1,070,201  $       913,824  $      1,094,569    $   3,629,887
Total expenses                  1,159,478       1,557,721        1,522,475         8,519,160(1)    12,758,834
                             -------------  --------------  ---------------  ----------------    -------------
Loss before federal
 income tax and
 extraordinary expense         (608,185)     (487,520)      (608,651)       (7,424,591)      (9,128,947)
Federal income tax                     --              --               --                --               --
Net loss before
 extraordinary expense         (608,185)     (487,520)      (608,651)       (7,424,591)      (9,128,947)
Extraordinary expense                  --           --             --                114,156          114,156
                             -------------  --------------  ---------------  ----------------    -------------
Net loss after
 extraordinary expense      $  (608,185) $   (487,520) $    (608,651) $     (7,538,747)   $  (9,243,103)
                             =============  ==============  ===============  ================    =============
Per share of common
 stock:
Net loss before
 extraordinary expense      $  (0.19) $   (0.15) $    (0.19) $     (2.33)   $  (2.86)
Extraordinary expense                  --              --               --        (0.04)      (0.04)
                             -------------  --------------  ---------------  ----------------    -------------

Net loss per share          $  (0.19) $   (0.15) $    (0.19) $     (2.37)   $  (2.90)
                             =============  ==============  ===============  ================    =============
  Includes a write-down of impaired inventory of approximately $4,500,000 at NTS/LFII and a write-down of the Fund's investment in its unconsolidated affiliate of approximately $2,600,000.

Note 15 - Subsequent Event

On February 22, 2002, the Fund signed an agreement with the U.S. Department of the Interior, National Park Services, to sell approximately 456 acres of property located in Spotsylvania County, Virginia next to the Fredericksburg and Spotsylvania County Battlefields Memorial National Military Park. The property is owned by NTS/VA, a subsidiary of the Fund. The purchase price of the property is $6,100,000 and the closing for the sale of the property has been set to occur within 60 days.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Orlando Lake Forest Joint Venture:

We have audited the accompanying balance sheets of Orlando Lake Forest Joint Venture (a Florida general partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Orlando Lake Forest Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orlando Lake Forest Joint Venture as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

ORLANDO LAKE FOREST JOINT VENTURE
BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000

                                                                  2001                2000
                                                            -----------------   -----------------

ASSETS
Cash and equivalents                                       $          162,284  $           56,283
Notes receivable                                                       44,829              83,901
Inventory                                                           6,461,740           8,804,830
Property and equipment, net of accumulated
 depreciation of approximately $93,000 and $57,000                     65,609              86,902
Other assets                                                           60,032              99,385
                                                            -----------------   -----------------

   TOTAL ASSETS                                            $        6,794,494  $        9,131,301
                                                            =================   =================

LIABILITIES AND PARTNERS' EQUITY
Accounts payable and accrued expenses                      $          475,406  $          461,702
Accounts payable - affiliates                                       2,133,985           1,256,551
Notes payable                                                       1,006,246           4,401,065
Lot deposits                                                           63,000              76,500
Deferred revenues                                                          --              31,630
Other liabilities                                                          --             245,000
                                                            -----------------   -----------------

   TOTAL LIABILITIES                                                3,678,637           6,472,448
                                                            -----------------   -----------------

COMMITMENTS AND CONTINGENCIES (Note 6)

TOTAL PARTNERS' EQUITY                                              3,115,857           2,658,853
                                                            -----------------   -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $        6,794,494  $        9,131,301
                                                            =================   =================

The accompanying notes are an integral part of these financial statements.

ORLANDO LAKE FOREST JOINT VENTURE
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                  2001              2000              1999
                                                            ----------------  ----------------  ----------------
REVENUES
Lot sales, net of discounts                                $      5,631,130  $      3,803,805  $     3,437,035
Cost of sales                                                    (3,712,107)       (2,925,259)      (2,550,607)
                                                            ---------------   ----------------  ---------------

   Gross profit                                                   1,919,023           878,546          886,428

Interest and other income                                            73,002           114,923           37,950
                                                            ---------------   ----------------  ---------------

   NET REVENUES                                                   1,992,025           993,469          924,378
                                                            ---------------   ----------------  ---------------

EXPENSES
Selling, general and administrative -  affiliates                   754,455           781,873          741,428
Selling, general and administrative                                 925,363           925,180          903,259
Interest expense                                                     20,992            89,025           72,702
Depreciation and amortization expense                                35,611            33,116           17,355
Asset impairment charge (Note 3)                                         --         5,200,000               --
                                                            ---------------   ----------------  ---------------

   TOTAL EXPENSES                                                 1,736,421         7,029,194        1,734,744
                                                            ---------------   ----------------  ---------------

Net income (loss)                                          $        255,604  $     (6,035,725) $      (810,366)
                                                            ===============   ================  ===============

The accompanying notes are an integral part of these financial statements.

ORLANDO LAKE FOREST JOINT VENTURE
STATEMENTS OF PARTNERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 2000 AND 1999 (1)

                                                      Partners'
                                                       Equity
                                               ----------------------
Partners' equity
 December 31, 1998                           $             8,925,982
  (unaudited)

 Net loss                                                   (810,366)

 Capital contributions                                       187,000
                                               ----------------------

Partners' equity
 December 31, 1999                                         8,302,616

 Net loss                                                 (6,035,725)

 Capital contributions                                       391,962
                                               ----------------------

Partners' equity
 December 31, 2000                                         2,658,853

 Net income                                                  255,604

 Capital contributions                                       201,400
                                               ----------------------

Partners' equity
 December 31, 2001                           $             3,115,857
                                               ======================
  For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes are an integral part of these financial statements.

ORLANDO LAKE FOREST JOINT VENTURE
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                 2001             2000             1999
                                                            ---------------  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $       255,604 $     (6,035,725) $      (810,366)
Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
 Depreciation and amortization expense                              35,611           33,116           17,355
 Asset impairment charge                                                --        5,200,000               --
 Changes in assets and liabilities:
  Accounts receivable                                                   --            3,219           17,523
  Notes receivable                                                  39,072          212,248          254,123
  Inventory                                                      2,387,443          777,756         (260,996)
  Other Assets                                                          --              159            8,054
  Accounts payable                                                  13,704         (142,685)         112,793
  Lot deposits                                                     (13,500)         (17,950)          33,900
  Other liabilities                                               (276,630)        (225,000)        (215,236)
                                                            ---------------  ---------------  ---------------

   Net cash provided by (used for) operating activities          2,441,304         (194,862)        (842,850)
                                                            ---------------  ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                (14,318)         (65,419)         (22,459)
                                                            ---------------  ---------------  ---------------

   Net cash used for investing activities                          (14,318)         (65,419)         (22,459)
                                                            ---------------  ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                        761,815        2,156,694        2,542,675
Payments on notes payable                                       (4,156,634)      (3,054,787)      (2,566,758)
Accounts payable -  affiliates                                     877,434          742,008          508,164
Capital contribution                                               201,400          391,962          187,000
Loan costs                                                          (5,000)              --          (51,330)
                                                            ---------------  ---------------  ---------------

   Net cash provided by (used for) financing activities        (2,320,985)          235,877          619,751
                                                            ---------------  ---------------  ---------------

   Net increase (decrease) in cash and equivalents                106,001           (24,404)        (245,558)

CASH AND EQUIVALENTS, beginning of period                          56,283            80,687          326,245
                                                            ---------------  ---------------  ---------------

CASH AND EQUIVALENTS, end of period                        $      162,284   $        56,283  $        80,687
                                                            ===============  ===============  ===============

The accompanying notes are an integral part of these financial statements.

ORLANDO LAKE FOREST JOINT VENTURE
NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Note 1 - Summary of Significant Accounting Policies

A) Organization

Orlando Lake Forest Joint Venture ("OLFJV") was organized on March 16, 1987 as a Florida general partnership. In August 1997, NTS Mortgage Income Fund (the "Fund") entered into an Amended and Restated Joint Venture Agreement evidencing the Fund's admission as a partner in OLFJV effective August 16, 1997. The other partners in OLFJV are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are affiliates of and are under common control with NTS Corporation, the Fund's sponsor. The terms "we," "us" or "our," as the context requires, may refer to the OLFJV or its interests in this property.

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

B) Basis of Accounting

OLFJV's records are maintained on the accrual basis of accounting in accordance with U.S. Generally Accepted Accounting Principles ("GAAP").

C) Use of Estimates in Preparation of Financial Statements

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

F) Long-Lived Assets

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value may be written down to fair market value. Application of this standard during the year ended December 31, 2000, resulted in an impairment loss of $5.2 million, which was primarily a result of management's extension of the estimated life of the project for one year. See Note 3 - Inventory, for further information pertaining to this impairment charge. SFAS No. 121 has been superseded by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We will subject our financial statements to the standards of SFAS No. 144 when applicable.

G) Advertising

OLFJV expenses advertising costs as incurred, which are included in selling, general and administrative in the accompanying statements of operations. Advertising expense was approximately $608,000, $529,000 and $444,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

H) Environmental Remediation and Compliance

Environmental liabilities for remediation costs are accrued based on estimates of known environmental remediation exposures. Liabilities are recognized when they are probable and can be reasonably estimated. Environmental compliance costs are expensed as incurred. No such liabilities existed as of December 31, 2001 and 2000.

I) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with an original maturity of three (3) months or less that are readily convertible to cash.

Cash payments for interest, net of amounts capitalized are as follows:

                                                 2001               2000                1999
                                            ---------------    ---------------    ----------------

Interest                                   $         26,696   $         58,853   $          42,820
J) Tax Status

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

Note 2 - Notes Receivable

Notes receivable are secured by a first mortgage on lots sold to individuals. The notes bear interest at the prevailing market rates at the time the lots were sold. The majority of the notes are due between five and seven years, monthly payments are based on a 30-year amortization and the balance is due at the maturity date. As of December 31, 2001, notes totaling approximately $45,000, are pledged as security for notes payable to a bank under a Warehouse Line of Credit Agreement are due during the year ended December 31, 2002.

Note 3 - Inventory

Inventory consists approximately of the following as of December 31:

                                                    2001              2000
                                               ---------------  ----------------
Land held for future development,
 under development and completed lots         $        625,000 $       3,129,000
Amenities                                            5,837,000         5,676,000
                                               ---------------  ----------------

                                              $      6,462,000 $       8,805,000
                                               ===============  ================

OLFJV capitalized in inventory approximately $348,000 and $560,000 of interest and real estate taxes during 2001 and 2000, respectively. Interest and real estate taxes incurred were approximately $438,000 and $770,000 for the years ended December 31, 2001 and 2000, respectively.

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

Note 4 - Notes and Mortgage Loans Payable

Notes and mortgage loans payable consist of the following:

                                                                          2001             2000
                                                                     ---------------  ---------------
Mortgage loan  payable to a bank in the amount of $5,500,000, bearing interest at the Prime Rate + .5%, due on demand with
180 days written notice, secured by inventory of OLFJV and a
$300,570 letter of credit, generally principal payments consist of
approximately 41% of the Gross Receipts of lot sales.               $        911,049  $     2,637,644

Mortgage loan payable to a bank in the amount of $3,100,000, bearing interest a the Prime Rate + .5%, due September 30,
2002, secured by inventory of OLFJV and a $300,570 letter of credit, generally principal payments consist of approximately
31% of the Gross Receipts of lot sales.                                           --         1,157,706

Mortgage loan payable to a bank in the amount of $500,000,
bearing interest at the Prime Rate, due June 30, 2001, guaranteed by Mr. J. D. Nichols, NTS Corporation and NTS Mortgage
Income Fund.                                                                      --           349,677

Note payable to a bank in the amount of $84,500, bearing
interest at the Prime Rate + 1%, due July 18, 2001, secured by inventory of OLFJV, guaranteed by Mr. J. D. Nichols and NTS
Development Company.                                                              --            84,500

Warehouse Line of Credit Agreements with a bank, bearing
interest at the Prime Rate + 1%, secured by notes receivable, principal payments consist of payments received  from notes
receivable securing the obligation, due December 15, 2002.                    44,829           116,880

Other                                                                         50,368            54,658
                                                                     ---------------   ---------------

                                                                    $      1,006,246  $      4,401,065
                                                                     ===============   ===============

OLFJV anticipates seeking renewals or refinancing the debts coming due within the next twelve months with existing creditors. The Prime Rate was 4.75% and 9.5% at December 31, 2001 and 2000, respectively.

The minimum scheduled principal payments on debt outstanding at December 31, 2001 are approximately as follows:

                    2002                      $            977,000
                    2003                                    19,000
                    2004                                    10,000
                                                ------------------

                                              $          1,006,000
                                                ==================

Per the mortgage loan agreement, the $5.5 million facility is due on demand within 180 days of written notice. OLFJV understands that the bank has the legal right to demand this facility at any time. However, OLFJV is in compliance with the repayment hurdle and the bank has indicated to management that no demand of the facility appears imminent.

Note 5 - Financial Instruments

The book values of cash and equivalents, trade receivables and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturity of these financial instruments. The fair value of our notes receivable and debt instruments approximated the book value because a substantial portion of the underlying instruments are variable rate notes.

Note 6 - Commitments and Contingencies

OLFJV entered in to an agreement with Morrison Homes of Florida, Inc. ("Morrison") effective August 31, 2001 for the sale of approximately 60 residential lots for a total base purchase price of $3,902,000. The first closing phase of 7 lots shall occur within 15 days after OLFJV completes the development of the land. Each subsequent closing phase shall occur quarterly beginning 90 days following the initial closings. OLFJV anticipates the first closing phase to occur in the second quarter of 2002. OLFJV will recognize the revenue related to this agreement as each lot is sold.

OLFJV entered into an agreement with Morrison effective March 1999 for the sale of approximately 43 residential lots with options for additional lot sales up to a total of approximately 94 lots at a market price agreed to by OLFJV and Morrison. The first six lots closed on December 15, 1999, 13 lots closed during the year ended December 31, 2000, and 24 lots closed during the year ended December 31, 2001 for a total of 43 lots. On August 31, 2001, there was an addendum to this agreement to exercise Morrison's option to purchase 31 lots beginning in the second quarter of 2002 and continuing in quarterly phases. OLFJV recognizes revenue related to this agreement as each lot is sold.

OLFJV does not believe there is any litigation threatened against OLFJV other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of OLFJV.

Note 7 - Related Party Transactions

A) Selling, General and Administrative - Affiliates

The expenses presented as selling, general and administrative - affiliates are classified in two ways, expense recovery and overhead recovery. The expense recovery includes compensation costs of management, accounting, professional, development marketing and office personnel employed by NTS Management as well as various non-payroll related operating expenses.

Expense recovery of approximately $542,000, $639,000 and $619,000 accrued to NTS Management or an affiliate during the years ended December 31, 2001, 2000 and 1999, respectively, for compensation costs and various non-payroll related operating expenses. These amounts are reflected in selling, general and administrative - affiliates on the accompanying statements of operations:

                                                    2001              2000             1999
                                               ---------------  ----------------  ---------------
Personnel related costs:
 Finance and accounting                       $         49,000 $          87,000 $         72,000
 Executive and administrative                          121,000           113,000           85,000
 Sales and marketing                                   341,000           397,000          462,000
 Data Processing                                        18,000            28,000               --
 Human Resources                                        13,000            14,000               --
                                               ---------------  ----------------  ---------------

Total expense reimbursements                  $        542,000 $         639,000 $        619,000
                                               ===============  ================  ===============

Additionally, OLFJV incurs an overhead recovery, which is a reimbursement to NTS Management for overhead expenses attributable to the employees and the efforts of NTS Management, in an amount equal to 3.75% of the project's gross cash receipts. For the years ended December 31, 2001, 2000 and 1999, overhead recovery incurred was approximately $212,000, $143,000 and $122,000, respectively.

B) Accounts Payable - Affiliates

As presented in the accompanying balance sheet as of December 31, 2001, accounts payable - affiliates of approximately $2,134,000 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by the OLFJV as of December 31, 2001 and those amounts that will accrue during fiscal 2001 through the period ending March 31, 2003, other than as permitted by cash flows of the OLFJV. Management of OLFJV believes that NTS Development Company and NTS Residential Management Company have the financial ability to defer amounts owed to them by OLFJV. There can be no assurances that this level of support will continue past March 31, 2003.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of NTS Guaranty Corporation:

We have audited the accompanying balance sheets of NTS Guaranty Corporation (a Kentucky corporation) as of December 31, 2001 and 2000. These balance sheets are the responsibility of NTS Guaranty Corporation's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

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

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of NTS Guaranty Corporation as of December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS GUARANTY CORPORATION
BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000

                                                                 2001              2000
                                                            ---------------  ----------------

Cash                                                       $            100 $             100
                                                            ---------------  ----------------

   Total Assets                                            $            100 $             100
                                                            ===============  ================

STOCKHOLDER'S EQUITY

Common stock, no par value, 100 shares issued and
  outstanding                                              $             10 $              10
Additional paid-in capital                                       10,000,090        10,000,090
                                                            ---------------  ----------------

                                                                 10,000,100        10,000,100

Less non-interest bearing demand note receivable from
 the majority stockholder of NTS Corporation                    (10,000,000)      (10,000,000)
                                                            ---------------  ----------------

   Total Stockholder's Equity                              $            100 $             100
                                                            ===============  ================

NOTES TO BALANCE SHEETS

Note 1 - Summary of Significant Accounting Policies

A) Organization

NTS Guaranty Corporation (the "Guarantor"), a Kentucky corporation, was formed in February 1987 and is an affiliate of NTS Corporation. NTS Corporation is the Sponsor of the NTS Mortgage Income Fund (the "Fund"). The balance sheets include all of the assets and liabilities which relate to the Guarantor. The Guarantor is authorized to issue up to 2,000 shares of common stock with no par value. There are 100 shares issued and outstanding which were purchased by Mr. J. D. Nichols, Chairman of the Board of Directors of the Sponsor and of the Fund. In addition, Mr. Nichols has given the Guarantor a non-interest bearing demand note receivable for $10,000,000, the receivable of which is included in additional paid-in capital. Expenses (consisting mostly of state taxes and licenses) of the Guarantor totaling approximately $15 for each of the years ended December 31, 2001 and 2000, were paid by an affiliate of the Sponsor, which are insignificant, and therefore no statements of operations or statements of cash flows are presented. These expenses will not be reimbursed to the affiliate.

B) Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Financial Instruments

The book values of cash are considered to be representative of their respective fair values because of the immediate or short-term maturity of these financial instruments. The fair value of the NTS Guaranty Corporation's notes receivable approximated the book value.

Note 3 - Commitments

The Guarantor has guaranteed that Investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions, as defined in the Fund's prospectus. As of December 31, 2001, the Fund has raised approximately $63,690,000 and has paid distributions of approximately $23,141,000.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure

There have been no changes in accountants or reported disagreements on any matter of accounting principles, practices or financial statement disclosure.

PART III

Item 10 - Directors and Executive Officers of the Registrant

The directors and principal officers of the Fund are as follows:

Name	Office With the Fund
J. D. Nichols	Chairman of the Board of Directors
Robert M. Day	Director*
Gerald B. Thomas	Director*
Gerald B. Brenzel	Director*
Brian F. Lavin	President and Director

*   Robert M. Day, Gerald B. Thomas and Gerald B. Brenzel are the Independent Directors of the Fund. Neither of them are employees, partners, officers or directors of the Sponsor or any of its affiliates.

J. D. Nichols (age 60) is Chairman of the Board and Chief Executive Officer of NTS Corporation and its various affiliates and is a member and Chairman of the Board of Directors of the NTS Mortgage Income Fund. He is a graduate of the University of Louisville School of Law. His undergraduate studies were at the University of Kentucky, where he concentrated in Accounting, Marketing and Business Administration. Mr. Nichols entered the real estate construction and development business in 1965 and has been involved in the development and construction of over 6,500 acres of land and over 6,500,000 square feet of office, residential, commercial and industrial space in numerous states throughout the eastern half of the United States. He is a member of both the Louisville and National Homebuilders Associations, and has served as Vice President and Director of the Louisville and National Apartment Associations. Mr. Nichols is also lifetime member of the President's Society of Bellarmine College, Louisville, Kentucky and a past member of the Board of Overseers and Board of Trustee of the University of Louisville, the Governors Council for Education Technology and the Board of Directors of the Louisville Chamber of Commerce. Mr. Nichols is currently a member of the Board of Directors of the Regional Airport Authority of Louisville and Jefferson County and is a member of the Board of Directors of the Greater Louisville Economic Development Partnership.

Robert M. Day (age 48) has been Managing Director of Lambert, Smith & Hampton and its predecessor companies, Atlanta, Georgia, a commercial and industrial real estate brokerage firm since 1985. Mr. Day received a Bachelor of Business Administration degree from Georgia State University and holds an MAI designation from the Appraisal Institute. Mr. Day is a member of the Atlanta Board of Realtors, the Urban Land Institute and is on the operating committee of the Atlanta Chapter of Young Life.

Gerald B. Thomas (age 63) has 26 years experience in Commercial Real Estate lending. Formerly a Senior Vice President with Mid-American Bank of Louisville, Mr. Thomas joined Citizens Bank of Kentucky in February 1996 as Vice President, with responsibility of developing real estate portfolios for four Kentucky affiliate banks of CNB Bancshares, Inc., Evansville, Indiana. Mr. Thomas has attended Eastern Kentucky University, National School of Real Estate Finance (Ohio State University) and National Institute of Real Estate Appraisers (University of Louisville). He is a board member of Big Brothers/Big Sisters, Louisville and Co-chairman of the Programs, Planning and Evaluation Committee.

Gerald B. Brenzel (age 70) has over forty years experience in the securities industry, most recently as First Vice President of Morgan, Keegan & Company in Louisville, Kentucky. Prior to that, Mr. Brenzel was founder and CEO of Commonwealth Investment Group, Inc., an investment money managers and regional brokerage firm in Louisville. From 1964 to 1988, Mr. Brenzel was regional Vice President and Branch Manager of Stifel, Nicolaus & Company, and was a member of the Board of that firm, was also an allied member of the New York Stock Exchange (1964 thru 1988). A former Governor of the National Association of Securities Dealers, Mr. Brenzel attended the University of Louisville for three years and also served three years in the U.S. Air Force during the Korean War.

Brian F. Lavin (age 48), President of NTS Corporation and NTS Development Company joined the Sponsor in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

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

The Following provides additional information regarding the above-mentioned persons. Information regarding J.D. Nichols and Brian F. Lavin is provided in the section entitled "Directors and Officers of the Fund."

Gary D. Adams (age 56) is Senior Vice President of NTS Development Company with responsibility for single-family residential development and operations and multi-family operations and commercial properties in the state of Florida. Since joining the NTS organization in May 1977, Mr. Adams has been involved in the development, construction and management of numerous apartment, office, industrial and commercial developments in the southeastern portion of the United States. Mr. Adams received his undergraduate degree in Engineering from the University of Cincinnati, and he holds a Master of Business Administration from Xavier University. He is a member of the Building Owners and Managers Association and is a licensed general contractor in the state of Florida.

Item 11 - Executive Compensation

Beginning in the third quarter of 2001, the Fund increased each Independent Director's Fee from $12,000 per year to $16,000 per year. The Fund also reimburses such persons and affiliated Directors for travel expenses and other out-of-pocket disbursements incurred in connection with attending any meetings of the Board of Directors. During the years ended December 31, 2001, 2000 and 1999, the Fund paid directors fees of $42,000, $36,000 and $36,000, respectively each year, representing annual compensation. The affiliated Directors will not receive any compensation from the Fund for their services to the Fund. The present officers of the Fund receive compensation from the Advisor or its affiliates which indirectly relates to services to the Fund (see Item 13).

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

(a) There are no compensatory plans or arrangements resulting from resignation or retirement of the Directors and executive officers which require payments to be received from the Fund.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth the ownership of shares owned directly or indirectly by the Directors and principal officers of the Fund as of the date hereof:

	Name of Beneficial	Amount of Beneficial	Percent of
Title of Class	Owner	Ownership	Interest

Shares of Common Stock, $0.001
per Share	J. D. Nichols	181,740 *Shares	5.7%

*     These shares are owned of record by NTS Corporation or an affiliate of which Mr. Nichols directly or beneficially holds voting and investment authority.

(b) There are no known arrangements which may at a subsequent date result in change in control of the Fund.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain persons, including persons who own more than ten percent (10%) of our limited partnership interests, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), with the U.S. Securities and Exchange Commission (the "SEC"). The SEC requires that these persons furnish us with copies of all forms filed with the SEC.

To our knowledge, based solely on review of the copies of the forms we received, or written representations from certain reporting persons, that no additional forms were required for those persons.

Item 13 - Certain Relationships and Related Transactions

As of December 31, 2001, the Sponsor or an affiliate owned 181,740 shares of the Fund. The Fund has entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

These expense reimbursements included direct and pro-rated costs incurred in the management and operation of NTS/LF II and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects, with respect to the residential projects but who are not on site and with respect to the residential projects but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Property Management Agreements, the Fund was charged the following amounts for the years ended December 31, 2001, 2000 and 1999. These amounts are reflected in selling, general and administrative - affiliates on the accompanying statement of operations:

                                                    2001              2000             1999
                                               ---------------  ----------------  ---------------
Personnel related costs:
 Finance and accounting                       $        263,000 $         263,000 $        131,000
 Data processing                                        70,000            96,000           31,000
 Human resources                                        45,000            37,000           34,000
 Executive and administrative                          160,000           147,000          196,000
 Sales and marketing                                 1,328,000         1,140,000        1,045,000
 Legal                                                  57,000            39,000           37,000
Marketing                                              193,000           182,000          126,000
Rent                                                    55,000            50,000           39,000
Other general and administrative                       159,000            89,000           74,000
                                               ---------------  ----------------  ---------------

Total expense reimbursements                  $      2,330,000 $       2,043,000 $      1,713,000
                                               ===============  ================  ===============

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the years ended December 31, 2001, 2000 and 1999, was approximately $494,000, $561,000 and $567,000, respectively. These amounts are classified with selling, general and administrative - affiliates in the accompanying consolidated statements of operations.

The Management Agreements also provide the opportunity for NTS Management to receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Joint Venture would have been sufficient to enable the Fund to return to the shareholders of the Fund an amount which, after adding thereto all other payments previously distributed to such shareholders of the Fund, is at least equal to the shareholders' original capital contribution. As of December 31, 2001, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 2001, no amount had been accrued as an incentive payment in the Fund's consolidated financial statements.

PART IV

Item 14 - Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

1 - Financial Statements

The financial statements for the NTS Mortgage Income Fund, Orlando Lake Forest Joint Venture and Guaranty Corporation together with the reports of Arthur Andersen LLP dated March 21, 2002.

2 - Consolidated Financial Statement Schedules

All schedules have been omitted because they are not applicable, are not required, or because the required information is included in the consolidated financial statements or notes thereto.

3 - Exhibits

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

Exhibit No.	Description
99a	Management's letter to the Securities and Exchange Commission regarding representations received from Arthur Andersen LLP.
4 - Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS Mortgage Income Fund

(Registrant)
/s/ Brian F. Lavin

Brian F. Lavin
President and Director of the
Mortgage Income Fund

Date:April 1, 2002

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

Gregory A. Wells
Senior Vice President and Chief Financial
Officer of NTS Capital Corporation

The Fund will deliver to its shareholders an annual report containing the Fund's consolidated financial statements and proxy material.