Form 10-Q
period 2002-03-31
NTS MORTGAGE INCOME FUND
filed 2002-05-14
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18550

NTS MORTGAGE INCOME FUND

Incorporated pursuant to the Laws of the State of Delaware

Internal Revenue Service - Employer Identification No. 61-1146077

10172 Linn Station Road, Louisville, Kentucky 40223

(502) 426-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.               Yes |X|      No |   |

As of May 2, 2002, there were approximately 3,187,000 shares of common stock outstanding.

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2002
	and December 31, 2001	3

	Consolidated Statements of Operations for the
	Three Months Ended March 31, 2002 and 2001	4

	Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6-18

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	19-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

PART II

Item 1.	Legal Proceedings	27

Item 2.	Changes in Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits and Reports on Form 8-K	27

Signatures		28

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS MORTGAGE INCOME FUND
CONSOLIDATED BALANCE SHEETS

                                                                     As of                    As of
                                                                   March 31,              December 31,
                                                                     2002                     2001*
                                                              -------------------      -------------------
                                                                  (UNAUDITED)
ASSETS
------
Cash and equivalents                                         $            453,319     $            566,146
Membership initiation fees and other accounts
  receivable,  net of allowance of approximately $54,000
  and $58,000, respectively                                             1,437,897                1,453,796
Notes receivable                                                        1,009,151                  965,702
Inventory                                                              46,185,420               47,327,572
Property and equipment, net of accumulated
  depreciation of approximately $1,111,000 and $1,028,000               3,660,528                3,644,161
Investment in unconsolidated affiliate                                  1,492,635                1,557,929
Advances to affiliates                                                         --                   28,052
Other assets                                                              554,238                  509,042
                                                              -------------------      -------------------

     TOTAL ASSETS                                            $         54,793,188     $         56,052,400
                                                              ===================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued expenses                        $          3,114,316     $          2,800,449
Accounts payable - affiliates                                           6,286,285                5,885,112
Mortgages and notes payable                                            24,046,028               25,371,135
Notes payable - affiliate                                                 231,857                  212,886
Lot deposits                                                              205,841                  212,614
Deferred revenues                                                         131,411                  118,200
                                                              -------------------      -------------------

     TOTAL LIABILITIES                                                 34,015,738               34,600,396
                                                              -------------------      -------------------

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY
--------------------
Common stock, $0.001par value, 6,000,000 shares
authorized; 3,187,333 shares issued and outstanding          $              3,187     $              3,187
Additional paid-in-capital                                             54,163,397               54,163,397
Accumulated deficit                                                   (33,389,134)             (32,714,580)
                                                              -------------------      -------------------

TOTAL STOCKHOLDERS' EQUITY                                             20,777,450               21,452,004
                                                              -------------------      -------------------

TOTAL LIABILITIES AND STOCKHOLDERS'                          $         54,793,188     $         56,052,400
  EQUITY
                                                              ===================      ===================

*     Reference is made to the Fund's audited financial statements in the Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                          Three Months Ended
                                                                              March 31,
                                                             --------------------------------------------
                                                                    2002                     2001
                                                             -------------------      -------------------
REVENUES
--------
Lot sales, net of discounts                                 $          3,578,097     $          4,204,854
Cost of sales                                                          2,737,083                3,608,878
                                                             -------------------      -------------------

Gross profit                                                             841,014                  595,976
                                                             -------------------      -------------------

Country Club income                                                      202,814                       --
Interest and miscellaneous income                                         17,419                    9,573
                                                             -------------------      -------------------

     TOTAL REVENUES                                                    1,061,247                  605,549
                                                             -------------------      -------------------

EXPENSES
--------
Selling, general and administrative - affiliated                         703,976                  762,949
Selling, general and administrative                                      408,809                  438,975
Country Club expenses                                                    442,476                       --
Interest expense                                                          30,535                   15,146
Other taxes and licenses                                                  46,141                   41,015
Depreciation and amortization                                             38,570                   13,227
Loss from investment in unconsolidated affiliate                          65,294                   28,875
                                                             -------------------      -------------------

     TOTAL EXPENSES                                                    1,735,801                1,300,187
                                                             -------------------      -------------------

Net loss before federal income tax                                      (674,554)                (694,638)
Federal income tax expense                                                    --                       --
                                                             -------------------      -------------------

Net loss                                                    $           (674,554)    $           (694,638)
                                                             ===================      ===================

Net loss per share of common stock                          $              (0.21)    $              (0.22)
                                                             ===================      ===================

Weighted average number of shares                                      3,187,333                3,187,333
                                                             ===================      ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                  -------------------------------------------
                                                                         2002                    2001
                                                                  ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                        $           (674,554)   $            (694,638)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation and amortization expense                                      38,570                   13,227
   Loss from investment in unconsolidated affiliate                           65,294                   28,875
   Changes in assets and liabilities:
     Membership initiation fees and other accounts receivable                 15,899                  (85,758)
     Notes receivable                                                        (43,449)                  93,792
     Inventory                                                             1,202,490                1,052,157
     Accounts payable and accrued expenses                                   313,867                 (513,607)
     Lot deposits                                                             (6,773)                  33,422
     Deferred revenues                                                        13,211                   (7,906)
     Other assets                                                            (41,114)                (139,710)
                                                                  ------------------      -------------------

     Net cash provided by (used in) operating activities                     883,441                 (220,146)
                                                                  ------------------      -------------------

CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------
Purchase of property and equipment                                           (99,357)                 (83,777)
Capital contribution to unconsolidated affiliate                                  --                  (24,100)
                                                                  ------------------      -------------------

     Net cash used in investing activities                                   (99,357)                (107,877)
                                                                  ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Advances to/from affiliates                                                   28,052                   20,252
Accounts payable - affiliates                                                401,173                  395,294
Proceeds from mortgage and notes payable                                   2,161,723                3,262,620
Proceeds from notes payable - affiliated                                      18,971                   36,581
Payments on mortgages and notes payable                                   (3,486,830)              (3,466,912)
Other assets                                                                 (20,000)                 (20,000)
                                                                  ------------------      -------------------

     Net cash (used in) provided by financing activities                    (896,911)                 227,835
                                                                  ------------------      -------------------

     Net decrease in cash and equivalents                                   (112,827)                (100,188)
                                                                  ------------------      -------------------

CASH AND EQUIVALENTS, beginning of period                                    566,146                  570,465
                                                                  ------------------      -------------------

CASH AND EQUIVALENTS, end of period                             $            453,319    $             470,277
                                                                  ==================      ===================

Cash paid for interest, net of amounts capitalized              $             23,499    $              16,618
                                                                  ==================      ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited financial statements and schedules included herein should be read in conjunction with the Fund's 2001 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2002. In the opinion of the Fund's management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2002 and 2001.

Note 1 - Organization

NTS Mortgage Income Fund (the "Fund"), a Delaware corporation, was formed on September 26, 1988. The Fund operated as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended, from its inception through December 31, 1996. The Fund began operating as a "C" corporation under the Code for tax purposes effective January 1, 1997. NTS Corporation is the sponsor of the Fund (the "Sponsor"). NTS Advisory Corporation is the advisor to the Fund (the "Advisor"), and NTS Residential Management Company is the manager of the Fund ("NTS Management"). The Advisor and NTS Management are affiliates of and are under common control with NTS Corporation. As used in this Form 10-Q the terms "we," "us" or "our," as the context requires, may refer to the Fund or its interests in properties and its joint venture.

Our wholly-owned subsidiaries are NTS/Lake Forest II Residential Corporation ("NTS/LFII") and NTS/Virginia Development Company ("NTS/VA").

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

We own a 50% interest in the Orlando Lake Forest Joint Venture (the "Joint Venture"). See Note 8 - Investment in Unconsolidated Affiliate for further information pertaining to the investment.

Note 2 - Basis of Accounting

Our records are maintained on the accrual basis of accounting in accordance with U.S. Generally Accepted Accounting Principles ("GAAP").

Note 3 - Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the assets, liabilities, revenues and expenses of our wholly-owned subsidiaries (see Note 1). Investments of 50% or less in affiliated companies are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated.

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

Note 5 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

Note 6 - Revenue Recognition

We recognize revenue and related costs from lot sales using the accrual method in accordance with GAAP. This occurs when payment has been received, and title possession and other attributes of ownership have been transferred to the buyer. We are not obligated to perform significant activities after the sale and we generally require a minimum down payment of at least 10% of the sales price of the lot. The Country Club recognizes revenue as services are performed.

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

Inventory consists of approximately the following as of March 31, 2002:

                                                       NTS/LFII          NTS/VA       Consolidated
                                                    ---------------   -------------  ---------------
Land held for future development, under
  development, and completed lots                  $      1,591,000  $   21,186,000 $     22,777,000

Country club (net of membership initiation fees)          4,601,000              --        4,601,000

Amenities                                                 1,274,000      17,533,000       18,807,000
                                                    ---------------   -------------  ---------------

                                                   $      7,466,000  $   38,719,000 $     46,185,000
                                                    ===============   =============  ===============

Inventory consists of the following as of December 31, 2001:

                                                       NTS/LFII          NTS/VA       Consolidated
                                                    ---------------   -------------  ---------------
Land held for future development, under
  development, and completed lots                  $      1,682,000  $   19,031,000 $     20,713,000

Country club (net of membership initiation fees)          5,199,000              --        5,199,000

Amenities                                                 1,456,000      19,960,000       21,416,000
                                                    ---------------   -------------  ---------------

                                                   $      8,337,000  $   38,991,000 $     47,328,000
                                                    ===============   =============  ===============

We capitalized in inventory approximately $331,000 of interest and real estate taxes for the three months ended March 31, 2002. Interest and real estate taxes incurred were approximately $370,000.

We capitalized in inventory approximately $537,000 of interest and real estate taxes for the three months ended March 31, 2001. Interest and real estate taxes incurred were approximately $561,000.

Inventory for 2002, as reflected above, includes approximately $12,870,000, net of $8,269,000 of country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

Inventory for 2001, as reflected above, includes approximately $13,324,000, net of $8,125,000 of country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from membership sales for a period not to exceed 12 years from the date of the agreement (ending 2003). The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $720,000, which is expected to be offset by member initiation fees. During the three months ended March 31, 2002, approximately $256,000 of the Lake Forest Country

Club deficit was capitalized as a cost of inventory. During the three months ended March 31, 2001, approximately $274,000 of the Fawn Lake Country Club deficit and $164,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory.

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of the Fund's intention to sell the Club as a single asset, SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" requires that the Club be reported separately from inventory on the Fund's balance sheet as an asset available for sale. The assets estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the accompanying balance sheets.

Note 8 - Investment in Unconsolidated Affiliate

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

The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of March 31, 2002 and December 31, 2001, the Fund's percentage interest was 50%, and our investment balance in the Joint Venture was approximately $1,493,000 and $1,558,000, respectively. Our share of the Joint Venture's net loss for the three months ended March 31, 2002 and 2001, was approximately $65,000 and $29,000, respectively.

Presented below are condensed balance sheets for the Joint Venture as of March 31, 2002 and December 31, 2001, and statements of operations for the three months ended March 31, 2002 and 2001:

                                                     March 31,                    December 31,
                                                       2002                           2001
                                              -----------------------        -----------------------
Balance Sheets
--------------
Inventory                                  $                6,077,000     $                6,462,000
Other, net                                                    370,000                        332,000
                                              -----------------------        -----------------------

     Total assets                          $                6,447,000     $                6,794,000
                                              =======================        =======================

Mortgages and notes payable                                   476,000                      1,006,000
Other liabilities                                           2,986,000                      2,672,000
Equity                                                      2,985,000                      3,116,000
                                              -----------------------        -----------------------

     Total liabilities and equity          $                6,447,000     $                6,794,000
                                              =======================        =======================

                                                                Three Months Ended
                                                                    March 31,
                                              ------------------------------------------------------
                                                       2002                           2001
                                              -----------------------        -----------------------
Statements of Operations
------------------------
Lot sales, net of discounts                $                  950,000     $                1,266,000
Cost of sales                                                (668,000)                      (825,000)
Other expenses, net                                          (413,000)                      (499,000)
                                              -----------------------        -----------------------

     Net loss                              $                 (131,000)    $                  (58,000)
                                              =======================        =======================

Note 9 - Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                           March 31,                December 31,
                                                              2002                      2001
                                                       ------------------        -------------------
Mortgage loan payable to a bank in the amount of
$18,000,000, bearing interest at the Prime Rate +
1.0%, payable monthly, due October 31, 2005,
secured by inventory of NTS/VA and NTS/LFII,
generally principal payments consist of
approximately 91% of the Gross Receipts from lot
sales, personally guaranteed by Mr. J. D. Nichols,
Chairman of the Board of the Fund's Sponsor, for
50% of the outstanding loan balance and a $2
million letter of credit from a third party lender
with the beneficiary being the bank.                $          14,389,636      $          15,611,926

Note payable to a bank in the amount of
$9,000,000, bearing interest at 3.0%, payable
monthly, due November 1, 2004, secured by a
Certificate of Deposit owned by NTS Financial
Partnership, an affiliate of the Fund.                          6,696,959                  6,696,959

Mortgage loan payable to a bank in the amount of
$4,000,000, bearing interest at the Prime Rate +
0.5%, payable monthly, due July 31, 2002, secured
by the Lake Forest Country Club and golf course,
principal reductions of $300,000 every six months,
guaranteed by NTS Corporation, the Fund's
Sponsor.                                                        1,870,000                  1,960,000

Warehouse Line of Credit Agreements with two
banks bearing interest at the Prime Rate + 1.0% and
the Prime Rate + 0.75%, due December 15, 2002,
$(99,932) and September 18, 2002 $(582,894),
secured by notes receivable, principal payments
consist of payments received from notes receivable
securing the obligation. The $99,932 Warehouse
Line of Credit agreement is guaranteed by NTS
Corporation.                                                      682,826                    603,714

Note payable in the amount of $1,174,800, bearing
interest at a Prime Rate + 0.5%, secured by a note
receivable, due in monthly installments of $5,000,
with any outstanding principal and accrued interest
due and payable in full on December 29, 2002.                     221,930                    290,979

Other                                                             184,677                    207,557
                                                       ------------------        -------------------

                                                    $          24,046,028      $          25,371,135
                                                       ==================        ===================

We anticipate seeking renewals or refinancing the debts coming due within the next twelve months with existing creditors. The Prime Rate was 4.75% at March 31, 2002 and December 31, 2001.

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
Note 10 - Related Party Transactions

As of March 31, 2002, the Sponsor and an affiliate owned 195,226 shares of the Fund. The Fund has entered into the following agreements with various Affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain of its affiliates, as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time on and off site of the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities, some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential projects responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Property Management Agreements, the Fund was charged the following approximate amounts for the three months ended March 31, 2002 and 2001. These amounts are reflected in selling, general and administrative - affiliated on the accompanying consolidated statements of operations:

                                                                 Three Months Ended
                                                                     March 31,
                                                ----------------------------------------------------
                                                         2002                          2001
                                                ----------------------        ----------------------
Personnel related costs:
------------------------
  Financing and accounting                    $                 62,000      $                 62,000
  Data Processing                                               19,000                        18,000
  Human Resources                                               10,000                        11,000
  Executive and administrative services                         35,000                        39,000
  Construction Management                                       35,000                        29,000
  Sales and Marketing                                          326,000                       389,000
  Legal                                                         21,000                        13,000
                                                ----------------------        ----------------------

     Total personnel related costs                             508,000                       561,000
                                                ----------------------        ----------------------

Marketing                                                       36,000                        52,000

Rent                                                            13,000                        13,000

Other general and administrative                                 7,000                         6,000
                                                ----------------------        ----------------------

     Total expense reimbursements             $                564,000      $                632,000
                                                ======================        ======================

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the three months ended March 31, 2002 and 2001, was approximately $140,000 and $131,000, respectively. These amounts are classified with selling, general and administrative - affiliated in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $693,000 and $638,000 accrued to NTS Management or an affiliate during the three months ended March 31, 2002 and 2001, respectively, for Fawn Lake Country Club and Lake Forest Country Club. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $44,000 and $32,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club and Lake Forest Country Club for the three months ended March 31, 2002 and 2001. The Lake Forest Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for three months ended March 31, 2002 and 2001. The Fawn Lake Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the period January 1, 2001 to March 31, 2001. Beginning with April 1, 2001, the expense reimbursements and recovery fees of the Fawn Lake Country Club were included with country club operations in our statement of operations.

The Management Agreements also provide the opportunity for NTS Management to receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects if certain financial obligations are met. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Joint Venture would have been sufficient to enable the Fund to return to the shareholders of the Fund an amount which, after adding thereto all other payments previously distributed to such shareholders of the Fund, is at least equal to the shareholders' original capital contribution. As of March 31, 2002, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of March 31, 2002, no amount was accrued as an incentive payment in the Fund's consolidated financial statements.

Advances and Notes Payable Affiliates

We have received advances from an affiliate of our Sponsor, net of repayments, totaling approximately $232,000 and $213,000 as of March 31, 2002 and December 31, 2001, respectively. As of March 31, 2002 and December 31, 2001, the advances bear interest at the Prime Rate.

As presented in the accompanying consolidated balance sheet as of March 31, 2002 accounts payable - affiliates of approximately $6,286,000 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by the Fund as of March 31, 2002 and those amounts that will accrue during fiscal 2002 through the period ending March 31, 2003, other than as permitted by our cash flows. Management believes that NTS Development Company and NTS Residential Management have the financial ability to defer amounts owed them by us. There can be no assurances that this level of support will continue past March 31, 2003.

Sale of Undeveloped Land

On March 6, 2001, the NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC ("Fairways"), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller's (NTS/LFII) cost of the property sold. This unrecognized profit is offset against the receivable on the balance sheet. At March 31, 2002 and December 31, 2001, the receivable balance related to this sale was approximately $398,000 and $413,000, respectively. The transactional values were derived from an independent appraisal performed by Integra Chapman & Bell dated January 4, 2000.

Note 11 - Country Club Accounting

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" requires that the Club's operations no longer be capitalized to inventory costs upon substantial completion. Instead, the Club's results of operations have been included in our statement of operations beginning with April 1, 2001.

Presented below is the condensed statement of operations for the Fawn Lake Country Club for the three months ended March 31, 2002:

                                                         Three Months
                                                     Ended March 31, 2002
                                                   ------------------------
Revenues
--------
Operating revenue                                                   201,000
Other revenue                                                         2,000
                                                   ------------------------

     Total revenues                                                 203,000

Expenses
--------
Cost of goods sold                                                   28,000
Selling, general and administrative - affiliates                    286,000
Selling, general and administrative                                 119,000
Depreciation                                                         10,000
                                                   ------------------------

     Total expenses                                                 443,000
                                                   ------------------------

Net loss                                                           (240,000)
                                                   ========================

Note 12 - Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the our book and tax bases of assets and liabilities and tax carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal tax carry forwards and temporary differences giving rise to our deferred taxes, consist of tax net operating loss carry forwards, valuation allowances and differences in inventory basis for book and tax.

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. We have determined, based on a history of operating losses by its subsidiaries and its expectations for the future, that it is more likely than not that the net deferred tax assets at March 31, 2002 and December 31, 2001, will not be realized. As of December 31, 2001, we had a federal net operating loss carry forward of approximately $11,585,000 expiring during 2012, 2013, 2014, 2015 and 2016.

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

Note 14 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal and local governments. Compliance by us with existing laws has not had a material adverse effect on the our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

We do not believe there is any litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on our consolidated financial statements. However, due to the recent event on September 11, 2001 affecting the insurance industry, we are unable to determine what price we will be able to renew our insurance coverage when the policies expire in September 2002, or if the coverage available will be adequate.

NTS/LFII and NTS/VA have various letters of credit outstanding to governmental agencies and utility companies totaling approximately $2,351,000 as of March 31, 2002 and December 31, 2001. The primary purpose of these documents is to ensure the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

It is estimated that development of the remaining homeowner's association amenities at NTS/LFII will be substantially complete by April 2003. Based on engineering studies and projections, NTS/LFII will incur additional costs, excluding interest, of approximately $925,000 during 2002 and 2003 to complete the homeowner's association amenities.

It is estimated that the amenities at NTS/VA will be substantially complete by December 2008. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $1,070,000 to complete the amenities for the project. These costs are estimated to be incurred as follows: $200,000 for 2002, $350,000 for 2003, $0 for 2004, $50,000 for 2005, $420,000 for 2006, $0 for 2007, and $50,000 for 2008.

Note 15 - Guaranties to the Fund

NTS Guaranty Corporation (the "Guarantor"), an Affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their original capital contributions, as defined in the Fund's Prospectus. As of March 31, 2002, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

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

Note 16 - Provisions for Write-down to Net Realizable Value

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets'" specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the period ended March 31, 2002 did not result in an impairment loss.

Note 17 - Subsequent Event

On April 15, 2002, Fawn Lake sold approximately 456 acres of land to the U.S. Department of the Interior's National Park Service. This land is located in Spotsylvania County, Virginia, adjacent to the Fredericksburg and Spotsylvania County Battlefields Memorial National Military Park. The

sales price of the land was approximately $6,100,000. The price was determined by arms-length negotiation between the buyer and seller, aided by an appraisal commissioned by the National Park Service. Approximately $5,500,000 of the sales proceeds was utilized to reduce outstanding debt. The net proceeds after reducing debt and paying closing costs and fees related to the sale was used as working capital.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements in Item 1 and the Cautionary Statements below.

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

Any forward-looking statements included in the MD&A section, or elsewhere in this report, which reflect management's best judgment based on factors known, involve risks and uncertainties. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by us pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

Our subsidiaries, NTS/LFII and NTS/VA, and the Joint Venture, in which we have a 50% interest, are engaged in the development and sale of residential subdivision lots, the pricing and sale of which are subject to risks generally associated with real estate development and applicable market forces beyond our control, including general and local economic conditions, competition, interest rates, real estate tax rates, other operating expenses, the supply of and demand for properties, zoning laws, other governmental rules and fiscal policies, and acts of God. All of the properties owned by NTS/LFII, NTS/VA and the Joint Venture are encumbered by development loans from third party lenders which, given the nature of the risks incumbent in real estate investment and development activities as stated above, are inherently subject to default should the ability of NTS/LFII, NTS/VA, Joint Venture and/or the Fund to make principal and interest payments under such development loans become impaired.

There is the potential for occurrences which could affect our ability to control our professional and administrative expenses. Furthermore, the debt service regarding our borrowings is variable based on current interest rates, any fluctuations in which are beyond our control. These variances could, for example, impact the Fund's projected cash and cash requirements as well as projected returns.

Liquidity and Capital Resources

Our current source of liquidity is primarily the ability of our subsidiaries to draw upon their respective development loans. Additional liquidity is provided by net proceeds retained from residential lot closings by the properties owned by our subsidiaries and Joint Venture in which we have a 50% interest. The various development loans call for principal payments ranging from 72% to 91% of gross receipts from lot sales.

We intend to meet the minimum principal payment requirement on our $18,000,000 mortgage loan payable at December 31, 2002. The intention is based on our belief that the current and expected interest rate environment, regional economies affecting NTS/LFII and NTS/VA, and lot sales trends from years past will be conducive to producing the planned revenues from each development. There can be no assurances or guarantees that any of these or other pertinent factors will be more or less favorable to our achievement of planned revenue and expense goals.

On April 15, 2002, Fawn Lake sold approximately 456 acres of land to the U.S. Department of the Interior's National Park Service. This land is located in Spotsylvania County, Virginia, adjacent to the Fredericksburg and Spotsylvania County Battlefields Memorial National Military Park. The sales price of the land was approximately $6,100,000. The price was determined by arms-length negotiation between the buyer and seller, aided by an appraisal commissioned by the National Park Service. Approximately $5,500,000 of the sales proceeds was utilized to reduce outstanding debt. The net proceeds after reducing debt and paying closing costs and fees related to the sale was used as working capital.

Consolidated Cash Flows and Financial Condition

Key elements of the consolidated statements of cash flows:

                                                                     Three Months Ended
                                                                          March 31,
                                                           ---------------------------------------
                                                                  2002                 2001
                                                           ------------------   ------------------
Net cash provided by (used in) operating activities      $            883,441 $           (220,146)

Net cash used in investing activities                                 (99,357)            (107,877)
                                                           ------------------   ------------------

Net cash flows from operating and investing activities                784,084             (328,023)

Net cash (used in) provided by financing activities                  (896,911)             227,835
                                                           ------------------   ------------------

Net decrease in cash and equivalents                     $           (112,827)$           (100,188)
                                                           ==================   ==================

Operating Activity

Cash provided by operating activities was approximately $883,000 for the three months ended March 31, 2002. The primary components of the cash provided by operating activities were a net loss of approximately $675,000, more than offset by a decrease in inventory of approximately $1,202,000, and an increase in accounts payable of approximately $314,000.

Cash used in operating activities was approximately $220,000 for the three months ended March 31, 2001. The primary components of the cash used in operating activities were a net loss of approximately $695,000, a decrease in accounts payable of approximately $513,000, which was primarily for the development of NTS/LFII and NTS/VA projects, offset by a decrease in inventory of approximately $1,052,000.

Investing Activity

Cash used for investing activities was approximately $99,000 for the three months ended March 31, 2002. The component of the use of cash for investing activities was capital additions, primarily at the NTS/LFII and NTS/VA golf operations.

Cash used for investing activities was approximately $108,000 for the three months ended March 31, 2001. The components of the use of cash for investing activities were additional capital contributions to an unconsolidated affiliate of approximately $24,000 and capital additions, primarily at the NTS/LFII and NTS/VA golf operations, of approximately $84,000.

Financing Activity

Cash used in financing activities was approximately $897,000 for the three months ended March 31, 2002. The components of the cash used in financing activities were the continued deferral of accounts payable to affiliates of approximately $401,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements, offset by net payments on notes payable relating to the development loans for NTS/LFII and NTS/VA projects of approximately $1,325,000.

Cash provided by financing activities was approximately $228,000 for the three months ended March 31, 2001. The components of the cash provide by financing activities were the continued deferral of accounts payable to affiliates of approximately $395,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements, partially offset by net payments on notes payable relating to the development loans for NTS/LFII and NTS/VA of approximately $204,000 and net borrowings on notes payable to an affiliate of approximately $37,000.

Results of Operations

Revenues

The following is an analysis of material changes in results of operations for the three months ended March 31, 2002 and 2001. Items that did not have a material impact on operations for the periods listed have been excluded from this discussion.

Revenue for the three months ended March 31, 2002, includes approximately $3,559,000 in lot sales consisting of approximately $1,590,000 and $1,969,000 from NTS/LFII and NTS/VA, respectively. During this period 26 lots were sold for an average selling price of approximately $137,000.

Revenue for the three months ended March 31, 2001, includes approximately $2,470,000 in lot sales consisting of approximately $1,190,000 and $1,280,000 from NTS/LFII and NTS/VA, respectively. During this period 26 lots were sold for an average selling price of approximately $95,000.

On March 6, 2001, the NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC ("Fairways"), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller's (NTS/LFII) cost of the property sold. This unrecognized profit is offset against the receivable on the balance sheet. At March 31, 2002 and December 31, 2001, the receivable balance related to this sale was approximately $398,000 and $413,000, respectively. The transactional values were derived from an independent appraisal performed by Integra Chapman and Bell dated January 14, 2000.

Costs of sales for the three months ended March 31, 2002 and 2001, were approximately $2,737,000 and $3,609,000, respectively.

Presented below are the gross profit margins for the three months ended March 31, 2002 and 2001:

                                                            Three Months Ended March 31,
                                                -----------------------------------------------------
                                                         2002                           2001
                                                ----------------------          ---------------------
NTS/LF II                                                22%                             11%
NTS/VA                                                   25%                             22%

     Combined gross profit margins                       24%                             14%

The difference in the cost of sales percentage of NTS/LFII compared to NTS/VA and the difference in the lot sales mix will create a proportionate change in the combined gross profit margin throughout a given year. The net increase in gross profit margin at NTS/LFII is a function of a change in the estimates of sales values, development costs and absorption periods over the life of the project and the unrecognized profit for the three months ended March 31, 2001 for the land sold to Fairways. The gross profit margin for the three months ended March 31, 2001 would have been approximately 32% without the land sale to Fairways. The estimates are performed at the end of each fiscal year and the resulting cost of sales percentages are applied prospectively. Management assesses the basis for these annual projections at the end of each quarter and if changes in facts and circumstances warrant, interim adjustments are made to the cost of sales percentages prospectively. In comparing the gross margin percentages for the three months ended March 31, 2002 and 2001, respectively, Management's estimates have changed relative to the ultimate sales values, development costs and absorption periods. The inherent economic volatility of residential real estate does not allow us to be certain that the gross profit margins that we now believe will be realized during the duration of the projects will remain unchanged.

Beginning with April 1, 2001, the income and expenses of the Fawn Lake Country Club have been included in the Fund's statement of operations. This is a result of the substantial completion of the Club and the intention to sell the Club as a single asset. The net impact on the results of operations was a net operating deficit of approximately $240,000 for the three months ended March 31, 2002.

Presented below is the condensed statement of operations for the Fawn Lake Country Club for the three months ended March 31, 2002:

                                                         Three Months
                                                     Ended March 31, 2002
                                                   ------------------------
Revenues
--------
Operating revenue                                                   201,000
Other revenue                                                         2,000
                                                   ------------------------

     Total revenues                                                 203,000

Expenses
--------
Cost of goods sold                                                   28,000
Selling, general and administrative - affiliates                    286,000
Selling, general and administrative                                 119,000
Depreciation                                                         10,000
                                                   ------------------------

     Total expenses                                                 443,000
                                                   ------------------------

Net loss                                                           (240,000)
                                                   ========================

We periodically review the value of land and inventories and determine whether any impairment charges are needed to reflect declines in value. We did not record any impairment charges during the three months ended March 31, 2002 and 2001. The estimated net realizable value of real estate inventories represents our best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

Interest income on cash equivalents and miscellaneous income includes interest income earned from short-term investments made by the Fund with cash reserves for the three months ended March 31, 2002 and 2001.

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

Reimbursements for expense recovery of approximately $564,000 and $632,000 were accrued to NTS Management or an Affiliate during the three months March 31, 2002 and 2001, respectively, for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund.

Reimbursements for expense recovery decreased approximately $68,000 for the three months ended March 31, 2002, as compared to the same period in 2001. The decrease is primarily a result of a decrease in commissions paid to sales agents employed by NTS/LFII and NTS/VA for the three months ended March 31, 2002, as compared to the same period in 2001.

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. For the three months ended March 31, 2002 and 2001, overhead recovery incurred was approximately $140,000 and $131,000, respectively.

Selling, general and administrative expenses include directors' fees, legal, outside accounting, other investor related cost, repairs and maintenance cost. Selling, general and administrative expenses also include those costs incurred directly by NTS/VA for marketing related activities.

For the three months ended March 31, 2002 and 2001, the amounts incurred for selling, general and administrative expenses were approximately $409,000 and $439,000. The decrease in the selling, general and administrative expenses is primarily a result of a decrease in advertising costs at NTS/VA for the three months ended March 31, 2002, compared to the same period in 2001.

We have budgeted an increase of approximately 25% in our insurance expense upon renewal of our policies in September 2002, as compared to 2001.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings and its subsidiaries borrowings as well as in the capitalization percentage. For the three months ended March 31, 2002 and 2001, approximately $310,000 and $504,000, respectively, was capitalized in inventory and approximately $31,000 and $15,000, respectively, was expensed. The decrease in total interest is primarily due to decreases in our interest rate on variable rate mortgage loans.

Depreciation expense relates to equipment used for development activity which is being depreciated over five to seven years.

No benefit for income taxes was provided during the three months ended March 31, 2002 and 2001, as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized.

Critical Accounting Policies

We periodically review the value of land and inventories and determine whether any impairment charges need to be recorded to reflect declines in value. The estimated net realizable value of real estate inventories represents our estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated. We did not record any impairment charges during the period ended March 31, 2002.

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," requires that the Club be reported separately from inventory on our balance sheets as an asset available for sale. The assets' estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the March 31, 2002 and December 31, 2001, balance sheets.

No benefit for income taxes was provided during the three months ended March 31, 2002 and 2001, as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. The Fund's debt instruments bear interest at both variable and fixed rates as discussed in Note 9 of the Fund's financial statements. For the three months ended March 31, 2002, a hypothetical 100 basis point increase in interest rates would result in an approximate $61,000 increase in interest expense and an approximate $64,000 decrease in the fair value of debt for the three months then ended. During the three months ended March 31, 2002, the majority of interest expense incurred was capitalized in inventory.

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

Date: May 14, 2002