Form 10-Q
period 2002-06-30
NTS MORTGAGE INCOME FUND
filed 2002-08-14
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18550

NTS MORTGAGE INCOME FUND

Incorporated pursuant to the Laws of the State of Delaware

Internal Revenue Service - Employer Identification No. 61-1146077

10172 Linn Station Road, Louisville, Kentucky 40223

(502) 426-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.               Yes |X|      No |   |

As of August 6, 2002 there were approximately 3,187,000 shares of common stock outstanding.

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2002
	and December 31, 2001	3

	Consolidated Statements of Operations for the Three Months
	and Six Months Ended June 30, 2002 and 2001	4

	Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6-17

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	18-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

PART II

Item 1.	Legal Proceedings	27

Item 2.	Changes in Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits and Reports on Form 8-K	27

Signatures		28

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS MORTGAGE INCOME FUND
CONSOLIDATED BALANCE SHEETS

                                                                    As of               As of
                                                                   June 30,         December 31,
                                                                     2002               2001*
                                                              ------------------  -----------------
                                                                 (UNAUDITED)
ASSETS
------
Cash and equivalents                                         $           865,499 $          566,146
Membership initiation fees and other accounts
  receivable,  net of allowance of approximately $86,000
  and $58,000, respectively                                            1,503,248          1,453,796
Notes receivable                                                         837,252            965,702
Inventory                                                             41,377,095         47,327,572
Property and equipment, net of accumulated
  depreciation of approximately $1,812,000 and $1,028,000              3,701,063          3,644,161
Investment in unconsolidated affiliate                                 1,515,554          1,557,929
Advances to affiliates                                                        --             28,052
Other assets                                                             548,732            509,042
                                                              ------------------  -----------------

     TOTAL ASSETS                                            $        50,348,443 $       56,052,400
                                                              ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued expenses                        $         2,993,015 $        2,800,449
Accounts payable - affiliates                                          7,106,035          5,885,112
Mortgages and notes payable                                           18,563,302         25,371,135
Notes payable - affiliate                                                     --            212,886
Lot deposits                                                             285,370            212,614
Deferred revenues                                                        152,344            118,200
                                                              ------------------  -----------------

     TOTAL LIABILITIES                                                29,100,066         34,600,396
                                                              ------------------  -----------------

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY
--------------------
Common stock, $0.001 par value, 6,000,000 shares
authorized; 3,187,333 shares issued and outstanding          $             3,187 $            3,187
Additional paid-in-capital                                            54,163,397         54,163,397
Accumulated deficit                                                  (32,918,207)       (32,714,580)
                                                              ------------------  -----------------

TOTAL STOCKHOLDERS' EQUITY                                            21,248,377         21,452,004
                                                              ------------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                     $        50,348,443 $       56,052,400
                                                              ==================  =================

*     Reference is made to the Fund's audited financial statements in the Form 10-K as filed with the Securities and
       Exchange Commission on April 1,2002.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                               Three Months Ended                     Six Months Ended
                                                    June 30,                              June 30,
                                       ---------------------------------    ----------------------------------
                                            2002              2001               2002               2001
                                       ---------------   ---------------    ---------------    ---------------
REVENUES
--------
Lot sales, net of discounts           $      2,557,383  $      3,263,310   $      6,135,479   $      7,468,164
Land sale (Note 7)                           6,100,000                --          6,100,000                 --
                                       ---------------   ---------------    ---------------    ---------------
Total sales                                  8,657,383         3,263,310         12,235,479          7,468,164
Cost of sales                                6,622,417         2,501,646          9,359,500          6,110,524
                                       ---------------   ---------------    ---------------    ---------------

Gross profit                                 2,034,966           761,664          2,875,979          1,357,640
                                       ---------------   ---------------    ---------------    ---------------

Country Club income                            423,639           340,576            626,453            340,576
Interest and miscellaneous income               20,551            23,814             37,971             33,387
                                       ---------------   ---------------    ---------------    ---------------

     TOTAL REVENUES                          2,479,156         1,126,054          3,540,403          1,731,603
                                       ---------------   ---------------    ---------------    ---------------

EXPENSES
--------
Selling, general and administrative -
  affiliated                                   833,747           731,864          1,537,723          1,494,813
Selling, general and administrative            436,154           431,216            844,965            870,191
Country Club expenses                          637,800           527,511          1,080,276            527,511
Interest expense                                14,447            15,833             44,982             30,979
Other taxes and licenses                        27,500            (3,211)            73,641             37,804
Depreciation and amortization                   37,999            13,796             76,569             27,023
(Income) loss from investment in
  unconsolidated affiliate                      20,580           (67,033)            85,874            (38,158)
                                       ---------------    --------------    ---------------    ---------------

     TOTAL EXPENSES                          2,008,227         1,649,976          3,744,030          2,950,163
                                       ---------------    --------------    ---------------    ---------------

Net income (loss) before federal
  income tax                                   470,929          (523,922)          (203,627)        (1,218,560)
                                       ---------------    --------------    ---------------    ---------------

Net income (loss)                     $        470,929   $      (523,922)  $       (203,627)  $     (1,218,560)
                                       ===============    ==============    ===============    ===============

Net income (loss) per share of
  common stock                        $           0.15   $         (0.16)  $          (0.06)  $         (0.38)
                                       ===============    ==============    ===============    ===============

Weighted average number of shares            3,187,333         3,187,333          3,187,333          3,187,333
                                       ===============    ==============    ===============    ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                  --------------------------------------
                                                                        2002                 2001
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                         $         (203,627)  $       (1,218,560)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation and amortization expense                                     76,569               27,023
   (Income) loss from investment in unconsolidated affiliate                 85,874              (38,158)
   Changes in assets and liabilities:
     Membership initiation fees and other accounts receivable               (44,103)            (471,393)
     Notes receivable                                                       128,450             (143,587)
     Inventory                                                            6,074,293            1,989,699
     Accounts payable and accrued expenses                                  192,565             (366,899)
     Lot deposits                                                            72,756               49,212
     Deferred revenues                                                       34,144               15,301
     Other assets                                                           (51,524)            (159,190)
                                                                  -----------------    -----------------

     Net cash provided by (used in) operating activities                   6,365,397             (316,552)
                                                                  -----------------    -----------------

CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------
Purchase of property and equipment                                         (225,451)            (195,929)
Capital contribution to unconsolidated affiliate                            (43,500)             (24,100)
                                                                  -----------------    -----------------

     Net cash used in investing activities                                 (268,951)            (220,029)
                                                                  -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Advances to/from affiliates                                                  22,703               14,252
Accounts payable - affiliates                                             1,220,923              803,242
Proceeds from mortgage and notes payable                                  4,699,771            6,835,000
Proceeds from notes payable - affiliated                                     18,971               50,581
Payments on mortgages and notes payable                                 (11,507,604)          (6,912,663)
Payments on notes payable - affiliated                                     (231,857)            (345,952)
Other assets                                                                (20,000)             (20,000)
                                                                  -----------------    -----------------

     Net cash (used in) provided by financing activities                 (5,797,093)             424,460
                                                                  -----------------    -----------------

     Net increase (decrease) in cash and equivalents                        299,353             (112,121)
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, beginning of period                                   566,146              570,465
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                              $          865,499   $          458,344
                                                                  =================    =================

Cash paid for interest, net of amounts capitalized               $           31,574   $           33,533
                                                                  =================    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited financial statements included herein should be read in conjunction with the Fund's 2001 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2002. In the opinion of the Fund's management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 2002 and 2001.

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

NTS/VA is the owner and developer of the Fawn Lake, single-family residential community located near Fredericksburg, Virginia, and will continue to own and develop the Fawn Lake project to completion and orderly sale as wholly-owned subsidiary of the Fund. Fawn Lake Realty, Inc., a division of NTS/Residential Properties, Inc. Virginia, a Virginia corporation and an Affiliate of the Sponsor of the Fund, will continue to act as a broker and agent for NTS/VA for the sale of lots within the Fawn Lake project, and as a broker and agent for approved builders in the Fawn Lake project for the sale of new homes.

We own a 50% interest in the Orlando Lake Forest Joint Venture (the "Joint Venture"). See Note 8 - Investment in Unconsolidated Affiliate for further information pertaining to the investment.

Note 2 - Basis of Accounting

Our records are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States ("GAAP").

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

Note 6 - Revenue Recognition

We recognize revenue and related costs from lot sales using the accrual method in accordance with GAAP. This occurs when payment has been received, and title possession and other attributes of ownership have been transferred to the buyer. We are not obligated to perform significant activities after the sale and we generally require a minimum down payment of at least 5% of the sales price of the lot. The Country Club recognizes revenue as services are performed.

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

Inventory consists of approximately the following as of June 30, 2002:

                                                      NTS/LFII          NTS/VA       Consolidated
                                                    -------------    -------------   -------------
Land held for future development, under
  development, and completed lots                  $    2,170,000   $   18,342,000  $   20,512,000

Country club (net of membership initiation fees)        3,958,000               --       3,958,000

Amenities                                               1,075,000       15,832,000      16,907,000
                                                    -------------    -------------   -------------

                                                   $    7,203,000   $   34,174,000  $   41,377,000
                                                    =============    =============   =============

Inventory consists of the following as of December 31, 2001:

                                                      NTS/LFII          NTS/VA       Consolidated
                                                    -------------    -------------   -------------
Land held for future development, under
  development, and completed lots                  $    1,682,000   $   19,031,000  $   20,713,000

Country club (net of membership initiation fees)        5,199,000               --       5,199,000

Amenities                                               1,456,000       19,960,000      21,416,000
                                                    -------------    -------------   -------------

                                                   $    8,337,000   $   38,991,000  $   47,328,000
                                                    =============    =============   =============

We capitalized in inventory approximately $700,000 of interest and real estate taxes for the six months ended June 30, 2002. Interest and real estate taxes incurred were approximately $793,000.

We capitalized in inventory approximately $1,063,000 of interest and real estate taxes for the six months ended June 30, 2001. Interest and real estate taxes incurred were approximately $1,127,000.

Inventory as of June 30, 2002, as reflected above, includes approximately $12,255,000, net of $8,297,000 of country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

Inventory as of December 31, 2001, as reflected above, includes approximately $13,324,000, net of $8,125,000 of country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from membership sales for a period not to exceed 12 years from the date of the agreement (ending 2003). The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $720,000, which is expected to be offset by member initiation fees. During the six months ended June 30, 2002, approximately $466,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory. During the six months ended June 30, 2001, approximately $274,000 of the Fawn Lake Country Club deficit and $406,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory.

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

On April 15, 2002 NTS/Virginia Development Company, a subsidiary of the NTS Mortgage Income Fund, sold approximately 456 acres of land to the U.S. Department of the Interior's National Park Service. This land is located in Spotsylvania County, Virginia, adjacent to the Fredericksburg and Spotsylvania County Battlefields Memorial National Military Park. The sales price of the land was approximately $6,100,000. The price was determined by arms-length negotiation between the buyer and seller, aided by an appraisal commissioned by the National Park Service. Approximately $5,500,000 of the sales proceeds was utilized to reduce outstanding debt. The net proceeds after reducing debt and paying closing costs and fees related to the sale was used as working capital.

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

The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of June 30, 2002 and December 31, 2001, the Fund's percentage interest was 50%, and our investment balance in the Joint Venture was approximately $1,515,600 and $1,558,000, respectively. The Fund's share of the Joint Venture's net loss for the three months and six months ended June 30, 2002, was approximately $21,000 and $86,000, respectively. The Fund's share of the Joint Venture's net income for the three months and six months ended June 30, 2001, was approximately $67,000 and $38,000, respectively.

Presented below are condensed balance sheets for the Joint Venture as of June 30, 2002 and December 31, 2001, and statements of operations for the three months and six months ended June 30, 2002 and 2001:

                                                     June 30,                     December 31,
                                                       2002                           2001
                                              -----------------------        -----------------------
Balance Sheets
--------------
Inventory                                  $                6,699,000     $                6,462,000
Other, net                                                    246,000                        332,000
                                              -----------------------        -----------------------

     Total assets                          $                6,945,000     $                6,794,000
                                              =======================        =======================

Mortgages and notes payable                                   179,000                      1,006,000
Other liabilities                                           3,735,000                      2,672,000
Equity                                                      3,031,000                      3,116,000
                                              -----------------------        -----------------------

     Total liabilities and equity          $                6,945,000     $                6,794,000
                                              =======================        =======================

                                    Three Months Ended                  Six Months Ended
                                         June 30,                           June 30,
                             ---------------------------------  ---------------------------------
                                  2002              2001              2002             2001
                             ---------------   ---------------  ----------------  ---------------
Statements of Operations
------------------------
Lot sales, net of discounts $      1,257,000  $      1,730,000 $       2,207,000 $      2,996,000
Cost of sales                       (905,000)       (1,177,000)       (1,573,000)      (2,002,000)
Other expenses, net                 (393,000)         (419,000)         (806,000)        (918,000)
                             ---------------   ---------------  ----------------  ---------------

     Net (loss) income      $        (41,000) $        134,000 $        (172,000)$         76,000
                             ===============   ===============  ================  ===============

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
J.D. Nichols, Chairman of the Board of the Fund's
Sponsor, for 50% of the outstanding loan balance and a
$2 million letter of credit from a third party lender with
the beneficiary being the bank.                              $      9,119,640      $      15,611,926

Note payable to a bank in the amount of $9,000,000,
bearing interest at 3.0%, payable monthly, due November
1, 2004, secured by a Certificate of Deposit owned by
NTS Financial Partnership, an affiliate of the Fund.                6,696,959              6,696,959

Mortgage loan payable to a bank in the amount of
$4,000,000, bearing interest at the Prime Rate + 0.5%,
payable monthly, due July 31, 2002, secured by the Lake
Forest Country Club and golf course, principal reductions
of $300,000 every six months, guaranteed by NTS
Corporation, the Fund's Sponsor.                                    1,830,000              1,960,000

Warehouse Line of Credit Agreements with two banks
bearing interest at the Prime Rate + 1.0% and the Prime
Rate + 0.75%, due December 15, 2002, $(99,932) and
September 18, 2002 $(582,894), secured by notes
receivable, principal payments consist of payments
received from notes receivable securing the obligation.
The $99,932 Warehouse Line of Credit agreement is
guaranteed by NTS Corporation.                                        615,793                603,714

Note payable in the amount of $1,174,800, bearing
interest at a Prime Rate + 0.5%, secured by a note
receivable, due in monthly installments of $5,000, with
any outstanding principal and accrued interest due and
payable in full on December 29, 2002.                                  34,388                290,979

Other                                                                 266,522                207,557
                                                              ---------------       ----------------

                                                             $     18,563,302      $      25,371,135
                                                              ===============       ================

We anticipate seeking renewals or refinancing the debts coming due within the next twelve months with existing creditors. We are currently negotiating the renewal of the loan which was due July 31, 2002. We believe we will be successful in obtaining an extension of the due date for this loan, although we offer no assurance of our success. The Prime Rate was 4.75% at June 30, 2002 and December 31, 2001.

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
Note 10 - Related Party Transactions

As of June 30, 2002, the Sponsor and an affiliate owned 210,043 shares of the Fund. The Fund has entered into the following agreements with various Affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain of its affiliates, as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time on and off site of the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities, some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential projects responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Property Management Agreements, the Fund was charged the following approximate amounts for the three months and six months ended June 30, 2002 and 2001. These amounts are reflected in selling, general and administrative - affiliated on the accompanying consolidated statements of operations:

                                                Three Months Ended              Six Months Ended
                                                     June 30,                       June 30,
                                            ---------------------------    ----------------------------
                                               2002            2001            2002            2001
                                            ------------    -----------    ------------    ------------
Personnel related costs:
------------------------
  Financing and accounting                 $      63,000   $     63,000   $     125,000   $     125,000
  Data Processing                                 22,000         17,000          41,000          35,000
  Human Resources                                 11,000         11,000          21,000          22,000
  Executive and administrative services           36,000         38,000          71,000          77,000
  Construction Management                         35,000         30,000          71,000          59,000
  Sales and Marketing                            267,000        350,000         592,000         739,000
  Legal                                           21,000         15,000          41,000          28,000
                                            ------------    -----------    ------------    ------------

     Total personnel related costs               455,000        524,000         962,000       1,085,000
                                            ------------    -----------    ------------    ------------

Marketing                                         16,000         46,000          52,000          98,000

Rent                                              18,000         16,000          32,000          29,000

Other general and administrative                  10,000          6,000          17,000          12,000
                                            ------------    -----------    ------------    ------------

     Total expense reimbursements          $     499,000   $    592,000   $   1,063,000   $   1,224,000
                                            ============    ===========    ============    ============

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the three months and six months ended June 30, 2002, was approximately $334,000 and $474,000, respectively. Overhead recovery for the three months and six months ended June 30, 2001, was approximately $140,000 and $271,000, respectively. These amounts are classified with selling, general and administrative - affiliated in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $1,541,000 and $1,470,000 accrued to NTS Management or an affiliate during the six months ended June 30, 2002 and 2001, respectively, for Fawn Lake Country Club and Lake Forest Country Club. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $83,300 and $78,200 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club and Lake Forest Country Club for the six months ended June 30, 2002 and 2001. The Lake Forest Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for six months ended June 30, 2002 and 2001. The Fawn Lake Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the period January 1, 2001 to March 31, 2001. Beginning with April 1, 2001, the expense reimbursements and recovery fees of the Fawn Lake Country Club were included with country club operations in our statement of operations.

The Management Agreements also provide the opportunity for NTS Management to receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects if certain financial obligations are met. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Joint Venture have been sufficient to enable the Fund to return to the shareholders of the Fund an amount which, after adding thereto all other payments previously distributed to such shareholders of the Fund, is at least equal to the shareholders' original capital contribution. As of June 30, 2002, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of June 30, 2002, no amount was accrued as an incentive payment in the Fund's consolidated financial statements.

Advances and Notes Payable Affiliates

We have received advances from an affiliate of our Sponsor, net of repayments, totaling approximately $213,000 as of December 31, 2001. The advances bear interest at the Prime Rate.

As presented in the accompanying consolidated balance sheet as of June 30, 2002 accounts payable - affiliates of approximately $7,106,000 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by the Fund as of December 31, 2001 and those amounts that will accrue during fiscal 2002 through the period ending March 31, 2003, other than as permitted by our cash flows. Management believes that NTS Development Company and NTS Residential Management have the financial ability to defer amounts owed them by us. There can be no assurances that this level of support will continue past March 31, 2003.

Sale of Undeveloped Land

On March 6, 2001, the NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC ("Fairways"), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller's (NTS/LFII) cost of the property sold. This unrecognized profit is offset against the receivable on the balance sheet. At June 30, 2002 and December 31, 2001, the receivable balance related to this sale was approximately $384,000 and $413,000, respectively. The transactional values were derived from an independent appraisal dated January 4, 2000. Two transactions occurred during the six months ended June 30, 2002.

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

Presented below is the condensed statement of operations for the Fawn Lake Country Club for the three months and six months ended June 30, 2002:

                                                         Three Months Ended          Six Months Ended
                                                           June 30, 2002              June 30, 2002
                                                      ------------------------   ------------------------
Revenues
--------
Operating revenue                                    $                 423,000  $                 622,000
Other revenue                                                            1,000                      4,000
                                                      ------------------------   ------------------------

     Total revenues                                                    424,000                    626,000

Expenses
--------
Cost of goods sold                                                      83,000                    111,000
Selling, general and administrative - affiliates                       360,000                    645,000
Selling, general and administrative                                    185,000                    305,000
Depreciation                                                            10,000                     19,000
                                                      ------------------------   ------------------------

     Total expenses                                                    638,000                  1,080,000
                                                      ------------------------   ------------------------

Net loss                                             $                (214,000) $                (454,000)
                                                      ========================   ========================
Note 12 - Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between our book and tax bases of assets and liabilities and tax carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal tax carry forwards and temporary differences giving rise to our deferred taxes, consist of tax net operating loss carry forwards, valuation allowances and differences in inventory basis for book and tax.

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. We have determined, based on a history of operating losses by its subsidiaries and its expectations for the future, that it is more likely than not that the net deferred tax assets at June 30, 2002 and December 31,2001, will not be realized. Accordingly, we have recorded a valuation allowance for the entire amount of the net deferred tax asset. As of December 31, 2001, we had a federal net operating loss carry forward of approximately $11,585,000 expiring during 2012, 2013, 2014, 2015 and 2016.

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

We do not believe there is any litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on our consolidated financial statements. However, due to the event on September 11, 2001 affecting the insurance industry, we are unable to determine what price we will be able to renew our insurance coverage when the policies expire in September 2002, or if the coverage available will be adequate.

NTS/LFII and NTS/VA have various letters of credit outstanding to governmental agencies and utility companies totaling approximately $2,352,000 as of June 30, 2002 and December 31, 2001. The primary purpose of these documents is to ensure the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

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

Note 15 - Guaranties to the Fund

NTS Guaranty Corporation (the "Guarantor"), an Affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their original capital contributions, as defined in the Fund's Prospectus. As of June 30, 2002, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

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

Note 16 - Provisions for Write-down to Net Realizable Value

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002, and specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the period ended June 30, 2002 did not result in an impairment loss.

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

On April 15, 2002, Fawn Lake sold approximately 456 acres of land to the U.S. Department of the Interior's National Park Service. This land is located in Spotsylvania County, Virginia, adjacent to the Fredericksburg and Spotsylvania County Battlefields Memorial National Military Park. The sales price of the land was approximately $6,100,000. The price was determined by arms-length negotiation between the buyer and seller, aided by an appraisal commissioned by the National Park Service. Approximately $5,500,000 of the sales proceeds was utilized to reduce outstanding debt. The remaining net proceeds, after reducing debt and paying closing costs and fees related to the sale, were used as working capital.

Consolidated Cash Flows and Financial Condition

Key elements of the consolidated statements of cash flows:

                                                                      Six Months Ended
                                                                          June 30,
                                                           ---------------------------------------
                                                                  2002                 2001
                                                           ------------------   ------------------
Net cash from operating activities                       $          6,365,397 $           (316,552)

Net cash from investing activities                                   (268,951)            (220,029)
                                                           ------------------   ------------------

Net cash from operating and investing activities                    6,096,446             (536,581)

Net cash from financing activities                                 (5,797,093)             424,460
                                                           ------------------   ------------------

Net increase (decrease) in cash and equivalents          $            299,353 $           (112,121)
                                                           ==================   ==================
Operating Activity

Cash provided by operating activities was approximately $6,365,000 for the six months ended June 30, 2002. The decrease in inventory of approximately $6,074,000, is a direct result of the land sale at NTS/VA and is the primary component of the activity.

Cash used in operating activities was approximately $317,000 for the six months ended June 30, 2001. The primary components of the cash used in operating activities were a net loss of approximately $1,218,560, a decrease in accounts payable of approximately $367,000, which was primarily for the development of NTS/LFII and NTS/VA projects and an increase in membership initiation fees and other accounts receivable of approximately $471,000, offset by a decrease in inventory of approximately $1,989,700.

Investing Activity

Cash used for investing activities was approximately $269,000 for the six months ended June 30, 2002. The components of the use of cash for investing activities were capital additions, primarily at the NTS/LFII and NTS/VA golf operations.

Cash used for investing activities was approximately $220,000 for the six months ended June 30, 2001. The components of the use of cash for investing activities were capital additions, primarily at the NTS/LFII and NTS/VA golf operations, of approximately $196,000.

Financing Activity

Cash used in financing activities was approximately $5,797,000 for the six months ended June 30, 2002. This is primarily the result of loan payments made using the proceeds of the land sale at NTS/VA. The components of the cash used in financing activities included the continued deferral of accounts payable to affiliates of approximately $1,221,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements.

Cash provided by financing activities was approximately $424,000 for the six months ended June 30, 2001. This is primarily the result of the continued deferral of accounts payable to affiliates of approximately $803,000, which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements, which were partially offset by other activity.

Results of Operations Revenues

The following is an analysis of material changes in results of operations for the three months and six months ended June 30, 2002 and 2001. Items that did not have a material impact on operations for the periods listed have been excluded from this discussion.

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

Revenue for the three months ended June 30, 2002, includes approximately $2,496,000 in lot sales consisting of approximately $924,000 and $1,572,000 from NTS/LFII and NTS/VA, respectively. During this period 23 lots were sold for an average price of approximately $109,000.

Revenue for the three months ended June 20, 2001, included approximately $3,263,000 in lot sales consisting of approximately $1,422,000 and $1,841,000 from NTS/LFII and NTS/VA, respectively. During this period 31 lots were sold for an average price of approximately $105,000.

Costs of sales for the three months ended June 30, 2002 and 2001, were approximately $6,622,000 and $2,502,000, respectively.

Cost of sales for the three months and six months ended June 30, 2002, includes approximately $4,569,000 for the land sale at NTS/VA.

Revenue for the six months ended June 30, 2002, includes approximately $6,055,000 in lot sales consisting of approximately $2,514,000 and $3,541,000 from NTS/LFII and NTS/VA, respectively. During this period 49 lots were sold for an average selling price of approximately $124,000.

Revenue for the six months ended June 31, 2001, includes approximately $5,733,000 in lot sales consisting of approximately $2,612,000 and $3,121,000 from NTS/LFII and NTS/VA, respectively. During this period 57 lots were sold for an average selling price of approximately $101,000.

On March 6, 2001, the NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC ("Fairways"), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller's (NTS/LFII) cost of the property sold. Cost of sales was recognized for this transaction in the amount of $1,715,000 in 2001. This unrecognized profit is offset against the receivable on the balance sheet. At June 30, 2002 and December 31, 2001, the receivable balance related to this sale was approximately $384,000 and $413,000, respectively. The transactional values were derived from an independent appraisal dated January 14, 2000.

Costs of sales for the six months ended June 30, 2002 and 2001, were approximately $9,360,000 and $6,111,000, respectively.

Presented below are the gross profit margins for the three months and six months ended June 30, 2002 and 2001:

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               -------------------------------      -------------------------------
                                                   2002              2001               2002              2001
                                               -------------     -------------      -------------     -------------
NTS/LF II                                           22%               27%                22%               16%
NTS/VA                                              24%               21%                24%               21%

     Combined gross profit margins                  23%               23%                23%               18%

The difference in the cost of sales percentage of NTS/LFII compared to NTS/VA and the difference in the lot sales mix will create a proportionate change in the combined gross profit margin throughout a given year. The estimated cost of sales percentages are performed at the end of each fiscal year and the resulting cost of sales percentages are applied prospectively. Management assesses the basis for these annual projections at the end of each quarter and if changes in facts and circumstances warrant, interim adjustments are made to the cost of sales percentages prospectively.

In comparing the gross margin percentages for the six months ended June 30, 2002 and 2001, respectively, Management's estimates have changed relative to the ultimate sales values, development costs and absorption periods. The inherent economic volatility of residential real estate does not allow us to be certain that the gross profit margins that we now believe will be realized during the duration of the projects will remain unchanged.

The net increase in gross profit margin at NTS/LFII is a function of a change in the estimates of sales values, development costs and absorption periods over the life of the project and the unrecognized profit for the six months ended June 30, 2001 for the land sold to Fairways, which is being accounted for using the cost recovery method. The gross profit margin for the six months ended June 30, 2001 would have been approximately 32% without the land sale to Fairways.

We periodically review the value of land and inventories and determine whether any impairment charges are needed to reflect declines in value. We did not record any impairment charges during the six months ended June 30, 2002 and 2001. The estimated net realizable value of real estate inventories represents our best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

Beginning with April 1, 2001, the income and expenses of the Fawn Lake Country Club have been included in the Fund's statement of operations. This is a result of the substantial completion of the Club and the intention to sell the Club as a single asset. The net impact on the results of operations was a net operating deficit of approximately $454,000 for the six months ended June 30, 2002.

Presented below is the condensed statement of operations for the Fawn Lake Country Club for the three months and six months ended June 30, 2002:

                                                      Three Months Ended         Six Months Ended
                                                         June 30, 2002             June 30, 2002
                                                   ------------------------  ------------------------
Revenues
--------
Operating revenue                                 $                 423,000 $                 622,000
Other revenue                                                         1,000                     4,000
                                                   ------------------------  ------------------------

     Total revenues                                                 424,000                   626,000

Expenses
--------
Cost of goods sold                                                   83,000                   111,000
Selling, general and administrative - affiliates                    360,000                   645,000
Selling, general and administrative                                 185,000                   305,000
Depreciation                                                         10,000                    19,000
                                                   ------------------------  ------------------------

     Total expenses                                                 638,000                 1,080,000
                                                   ------------------------  ------------------------

Net loss                                          $                (214,000)$                (454,000)
                                                   ========================  ========================

Interest income on cash equivalents and miscellaneous income includes interest income earned from short-term investments made by the Fund with cash reserves for the six months ended June 30, 2002 and 2001.

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

Reimbursements for expense recovery of approximately $499,000 and $592,000 were accrued to NTS Management or an Affiliate during the three months June 30, 2002 and 2001, respectively, for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund. For the six months ended June 30, 2002 and 2001, the expense recovery accrued to NTS Management or an affiliate was approximately $1,063,000 and $1,224,000.

Reimbursements for expense recovery decreased approximately $93,000 for the three months ended June 30, 2002, as compared to the same period in 2001. Reimbursements for expense recovery decreased approximately $161,000 for the six months ended June 30, 2002, as compared to the same period in 2001. The decrease is primarily a result of a decrease in commission paid to sales agents employed by NTS/VA for the three months and six months ended June 30, 2002, as compared to same period in 2001.

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Historically, this amount has been deferred and is reflected as an increase in the accounts payable - affiliates. This amount included a fee of approximately $229,000 for the land sale at NTS/VA for the three months and six months ended June 30, 2002.

Selling, general and administrative expenses include directors' fees, legal, outside accounting, other investor related cost, repairs and maintenance cost. Selling, general and administrative expenses also include those costs incurred directly by NTS/VA for marketing related activities.

For the three months ended June 30, 2002 and 2001, the amounts incurred for selling, general and administrative expenses were approximately $436,000 and $431,000, respectively. For the six months ended June 30, 2002 and 2001, the amounts incurred for selling, general and administrative expenses were approximately $845,000 and $870,000, respectively. The decrease in the selling, general and administrative expense is primarily a result of a decrease in advertising costs at NTS/VA for the six months ended June 20, 2002 compared to the same period in 2001.

We have budgeted an increase of approximately 25% in our insurance expense upon renewal of our policies in September 2002, as compared to 2001.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings and its subsidiaries borrowings as well as in the capitalization percentage. For the six months ended June 30, 2002 and 2001, approximately $572,000 and $997,000, respectively, was capitalized in inventory and approximately $45,000 and $31,000, respectively, was expensed. The decrease in total interest is primarily due to decreases in our interest rate on variable rate mortgage loans.

Depreciation expense relates to equipment used for development activity which is being depreciated over five to seven years.

No benefit for income taxes was provided during the six months ended June 30, 2002 and 2001, as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized.

Critical Accounting Policies

We periodically review the value of land and inventories and determine whether any impairment charges need to be recorded to reflect declines in value. The estimated net realizable value of real estate inventories represents our estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated. We did not record any impairment charges during the period ended June 30, 2002.

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," requires that the Club be reported separately from inventory on our balance sheets as an asset available for sale. The asset's estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the June 30, 2002 and December 31, 2001, balance sheets. At that time, Fawn Lake Country Club's operating revenues and expenses were required to be recognized on the Fund's income statement. Prior to completion of the club, the net operating losses were capitalized to inventory, the same accounting treatment which is applied to the Lake Forest Country Club.

No benefit for income taxes was provided during the six months ended June 30, 2002 and 2001, as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. The Fund's debt instruments bear interest at both variable and fixed rates as discussed in Note 9 of the Fund's financial statements. For the six months ended June 30, 2002, a hypothetical 100 basis point increase in interest rates would result in an approximate $109,000 increase in interest expense and an approximate $64,000 decrease in the fair value of debt for the six months then ended. During the six months ended June 30, 2002, the majority of interest expense incurred was capitalized in inventory.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities
None.

Item 3 - Defaults upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information None.

Item 6 - Exhibits and Reports on Form 8-K

a)   Exhibits:

      99.1     Certification of Chief Executive Officer
      99.2     Certification of Chief Financial Officer

b)   Reports on Form 8-K:

      Form 8-K was filed on May 29, 2002 to report in Item 4 that we have elected to change our independent public accountant. This Form 8-K was amended on June 12, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS Mortgage Income Fund

/s/ Brian F. Lavin

Brian F. Lavin
President and Director of the
Mortgage Income Fund

Date: August 14, 2002