Form 10-Q
period 2002-09-30
NTS MORTGAGE INCOME FUND
filed 2002-11-14
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18550

NTS MORTGAGE INCOME FUND

Incorporated pursuant to the Laws of the State of Delaware

Internal Revenue Service - Employer Identification No. 61-1146077

10172 Linn Station Road, Louisville, Kentucky 40223

(502) 426-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.               Yes |X|      No |   |

As of October 31, 2002 there were approximately 3,187,000 shares of common stock outstanding.

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2002
	and December 31, 2001	3

	Consolidated Statements of Operations for the Three Months
	and Nine Months Ended September 30, 2002 and 2001	4

	Consolidated Statements of Cash Flows for the
	Nine Months Ended September 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6-17

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	18-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II

Item 1.	Legal Proceedings	27

Item 2.	Changes in Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits and Reports on Form 8-K	27

Signatures		28

Certifications		29-30

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS MORTGAGE INCOME FUND
CONSOLIDATED BALANCE SHEETS

                                                                    As of               As of
                                                                September 30,       December 31,
                                                                     2002               2001*
                                                              ------------------  -----------------
                                                                 (UNAUDITED)
ASSETS
------
Cash and equivalents                                         $         1,027,504 $          566,146
Membership initiation fees and other accounts
  receivable,  net of allowance of approximately $76,000
  and $58,000, respectively                                            1,344,957          1,453,796
Notes receivable                                                         770,312            965,702
Inventory                                                             39,095,834         47,327,572
Property and equipment, net of accumulated
  depreciation of approximately $1,891,000
  and $1,643,000, respectively                                         3,677,986          3,644,161
Investment in unconsolidated affiliate                                 1,678,257          1,557,929
Advances to affiliates                                                    16,447             28,052
Other assets                                                             511,072            509,042
                                                              ------------------  -----------------

     TOTAL ASSETS                                            $        48,122,369 $       56,052,400
                                                              ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued expenses                        $         2,815,810 $        2,800,449
Accounts payable - affiliates                                          7,589,009          5,885,112
Mortgages and notes payable                                           16,220,516         25,371,135
Notes payable - affiliate                                                     --            212,886
Lot deposits                                                             204,763            212,614
Deferred revenues                                                        171,122            118,200
                                                              ------------------  -----------------

     TOTAL LIABILITIES                                                27,001,220         34,600,396

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' EQUITY
--------------------
Common stock, $0.001 par value, 6,000,000 shares
authorized; 3,187,333 shares issued and outstanding                        3,187              3,187
Additional paid-in-capital                                            54,163,397         54,163,397
Accumulated deficit                                                  (33,045,435)       (32,714,580)
                                                              ------------------  -----------------

TOTAL STOCKHOLDERS' EQUITY                                            21,121,149         21,452,004
                                                              ------------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                 $        48,122,369 $       56,052,400
                                                              ==================  =================

*     Reference is made to the Fund's audited financial statements in the Annual Report on Form 10-K as filed with the
       Securities and Exchange Commission on April 1,2002.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                              Three Months Ended                  Nine Months Ended
                                                 September 30,                      September 30,
                                       ---------------------------------  ---------------------------------
                                            2002              2001             2002              2001
                                       ---------------  ----------------  ---------------   ---------------
REVENUES
--------
Lot sales, net of discounts           $      4,970,922 $       2,160,492 $     11,106,401  $      9,628,656
Land sale (Note 7)                                  --                --        6,100,000                --
                                       ---------------  ----------------  ---------------   ---------------
Total sales                                  4,970,922         2,160,492       17,206,401         9,628,656
Cost of sales                                3,686,628         1,605,597       13,046,129         7,716,121
                                       ---------------  ----------------  ---------------   ---------------

Gross profit                                 1,284,294           554,895        4,160,272         1,912,535
                                       ---------------  ----------------  ---------------   ---------------

Country Club income                            416,375           405,942        1,042,829           746,518
Interest and miscellaneous income               16,847            49,430           54,818            82,817
                                       ---------------  ----------------  ---------------   ---------------

     TOTAL REVENUES                          1,717,516         1,010,267        5,257,919         2,741,870
                                       ---------------  ----------------  ---------------   ---------------

EXPENSES
--------
Selling, general and administrative -
  affiliated                                   767,018           644,507        2,302,982         2,139,320
Selling, general and administrative            494,636           518,643        1,339,600         1,388,834
Country Club expenses                          658,913           698,553        1,739,189         1,226,064
Interest expense                                30,418            23,358           75,400            54,337
Other taxes and licenses                        13,811            12,732           87,452            50,536
Depreciation and amortization                   44,410            13,827          120,979            40,850
(Income) loss from investment in
  unconsolidated affiliate                    (162,703)          110,394          (76,828)           72,236
                                       ---------------  ----------------  ---------------   ---------------

     TOTAL EXPENSES                          1,846,503         2,022,014        5,588,774         4,972,177
                                       ---------------  ----------------  ---------------   ---------------

Net loss                              $       (128,987)$      (1,011,747)$       (330,855) $     (2,230,307)
                                       ===============  ================  ===============   ===============

Net loss per share of common stock    $          (0.04)$           (0.32)$          (0.10) $          (0.70)
                                       ===============  ================  ===============   ===============

Weighted average number of shares            3,187,333         3,187,333        3,187,333         3,187,333
                                       ===============  ================  ===============   ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                  --------------------------------------
                                                                        2002                 2001
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                       $           (330,855)$         (2,230,307)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation and amortization expense                                    120,979               40,850
   (Income) loss from investment in unconsolidated affiliate                (76,828)              72,236
   Changes in assets and liabilities:
     Membership initiation fees and other accounts receivable               108,839             (275,579)
     Notes receivable                                                       195,390              205,402
     Inventory                                                            8,405,867            1,447,052
     Accounts payable and accrued expenses                                   15,361             (713,996)
     Lot deposits                                                            (7,851)              18,631
     Deferred revenues                                                       52,922              108,613
     Other assets                                                           (30,405)             (10,188)
                                                                  -----------------    -----------------

     Net cash provided by (used in)operating activities                   8,453,419           (1,337,286)

CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------
Purchase of property and equipment                                         (281,901)            (219,024)
Capital contribution to unconsolidated affiliate                            (43,500)             (68,200)
                                                                  -----------------    -----------------

     Net cash used in investing activities                                 (325,401)            (287,224)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Advances to/from affiliates                                                  11,605               16,823
Accounts payable - affiliates                                             1,703,897            1,446,447
Proceeds from mortgage and notes payable                                  7,108,332           10,222,135
Proceeds from notes payable - affiliated                                     18,971              107,681
Payments on mortgages and notes payable                                 (16,258,951)          (9,683,683)
Payments on notes payable - affiliated                                     (231,857)            (345,952)
Other assets                                                                (18,657)             (20,000)
                                                                  -----------------    -----------------

     Net cash (used in) provided by financing activities                 (7,666,660)           1,743,451
                                                                  -----------------    -----------------

     Net increase in cash and equivalents                                   461,358              118,941

CASH AND EQUIVALENTS, beginning of period                                   566,146              570,465
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                            $          1,027,504 $            689,406
                                                                  =================    =================

Cash paid for interest, net of amounts capitalized             $             32,582 $             63,873
                                                                  =================    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited financial statements included herein should be read in conjunction with the Fund's 2001 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2002. In the opinion of the Fund's management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 2002 and 2001. As used in this Quarterly Report on Form 10-Q the terms "we," "us" or "our," as the context requires, may refer to the Fund or its interests in properties and its joint venture.

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

We own a 50% interest in the Orlando Lake Forest Joint Venture (the "Joint Venture"). See Note 9 - Investment in Unconsolidated Affiliate for further information pertaining to the investment.

Note 2 - Basis of Accounting

Our records are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States ("GAAP").

Note 3 - Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the assets, liabilities, revenues and expenses of our wholly-owned subsidiaries (see Note 1). Investments of 50% or less in affiliated companies are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. Our reportable operating segments include only one segment - Residential Real Estate Development.

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

Note 6 - Financial Instruments

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

Inventory consists of approximately the following as of September 30, 2002:

                                                      NTS/LFII          NTS/VA       Consolidated
                                                    -------------    -------------   -------------
Land held for future development, under
  development, and completed lots                  $      509,000   $   15,106,000  $   15,615,000

Country club (net of membership initiation fees)        5,343,000               --       5,343,000

Amenities                                               1,576,000       16,562,000      18,138,000
                                                    -------------    -------------   -------------

                                                   $    7,428,000   $   31,668,000  $   39,096,000
                                                    =============    =============   =============

Inventory consists of the following as of December 31, 2001:

                                                      NTS/LFII          NTS/VA       Consolidated
                                                    -------------    -------------   -------------
Land held for future development, under
  development, and completed lots                  $    1,682,000   $   19,031,000  $   20,713,000

Country club (net of membership initiation fees)        5,199,000               --       5,199,000

Amenities                                               1,456,000       19,960,000      21,416,000
                                                    -------------    -------------   -------------

                                                   $    8,337,000   $   38,991,000  $   47,328,000
                                                    =============    =============   =============

We capitalized in inventory approximately $972,000 of interest and real estate taxes for the nine months ended September 30, 2002. Interest and real estate taxes expensed were approximately $119,000.

We capitalized in inventory approximately $1,529,000 of interest and real estate taxes for the nine months ended September 30, 2001. Interest and real estate taxes expensed were approximately $103,000.

Inventory as of September 30, 2002, as reflected above, includes approximately $13,732,000, net of $8,389,000 of country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

Inventory as of December 31, 2001, as reflected above, includes approximately $13,324,000, net of $8,125,000 of country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from membership sales for a period not to exceed 12 years from the date of the agreement (ending in late 2003). The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $720,000, which is expected to be offset by member initiation fees. During the nine months ended September 30, 2002, approximately $680,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory. During the nine months ended September 30, 2001, approximately $274,000 of the Fawn Lake Country Club deficit and $609,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory.

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of the Fund's intention to sell the Club as a single asset, SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" requires that the Club be reported separately from inventory on the Fund's balance sheet. The assets estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the accompanying balance sheets.

On April 15, 2002, NTS/VA sold approximately 456 acres of land to the U.S. Department of the Interior's National Park Service. This land is located in Spotsylvania County, Virginia, adjacent to the Fredericksburg and Spotsylvania County Battlefields Memorial National Military Park. The sales price of the land was approximately $6,100,000. The price was determined by arms-length negotiation between the buyer and seller, aided by an appraisal commissioned by the National Park Service. Approximately $5,500,000 of the sales proceeds was utilized to reduce outstanding debt. The net proceeds after reducing debt and paying closing costs and fees related to the sale were used as working capital.

Note 8 - Provisions for Write-down to Net Realizable Value

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002, and specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the period ended September 30, 2002 did not result in an impairment loss.

Note 9 - Investment in Unconsolidated Affiliate

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

The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of September 30, 2002 and December 31, 2001, the Fund's percentage interest was 50%, and our investment balance in the Joint Venture was approximately $1,678,000 and $1,558,000, respectively. The Fund's share of the Joint Venture's net income for the three months and nine months ended September 30, 2002, was approximately $162,000 and $77,000, respectively. The Fund's share of the Joint Venture's net loss for the three months and nine months ended September 30, 2001, was approximately $110,000 and $72,000, respectively.

Presented below are condensed balance sheets for the Joint Venture as of September 30, 2002 and December 31, 2001, and statements of operations for the three months and nine months ended September 30, 2002 and 2001:

                                                   September 30,                  December 31,
                                                       2002                           2001
                                              -----------------------        -----------------------
Balance Sheets
--------------
Inventory                                  $                6,182,000     $                6,462,000
Other, net                                                    424,000                        332,000
                                              -----------------------        -----------------------

     Total assets                          $                6,606,000     $                6,794,000
                                              =======================        =======================

Mortgages and notes payable                $                  134,000     $                1,006,000
Other liabilities                                           3,116,000                      2,672,000
Equity                                                      3,356,000                      3,116,000
                                              -----------------------        -----------------------

     Total liabilities and equity          $                6,606,000     $                6,794,000
                                              =======================        =======================

                                    Three Months Ended                  Nine Months Ended
                                       September 30,                      September 30,
                             ---------------------------------  ---------------------------------
                                  2002              2001              2002             2001
                             ---------------   ---------------  ----------------  ---------------
Statements of Operations
------------------------
Lot sales, net of discounts $      2,233,000  $        457,000 $       4,439,000 $      3,453,000
Cost of sales                     (1,584,000)         (298,000)       (3,157,000)      (2,300,000)
Other expenses, net                 (324,000)         (380,000)       (1,128,000)      (1,297,000)
                             ---------------   ---------------  ----------------  ---------------

     Net (loss) income      $        325,000  $       (221,000)$         154,000 $       (144,000)
                             ===============   ===============  ================  ===============

Note 10 - Mortgages and Notes Payable

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
Nichols, Chairman of the Board of the Fund's Sponsor,
for 50% of the outstanding loan balance and a $2 million
letter of credit from a third party lender with the
beneficiary being the bank.                               $         6,865,285   $         15,611,926

Note payable to a bank in the amount of $9,000,000,
bearing interest at 3.0%, payable monthly, due November
1, 2004, secured by a Certificate of Deposit owned by
NTS Financial Partnership, an affiliate of the Fund.                6,696,959              6,696,959

Mortgage loan payable to a bank in the amount of
$4,000,000, bearing interest at the Prime Rate + 0.5%,
payable monthly, due October 5, 2002, secured by the
Lake Forest Country Club and golf course, principal
reductions of $300,000 every nine months, guaranteed by
NTS Corporation, the Fund's Sponsor.                                1,730,000              1,960,000

Warehouse Line of Credit Agreement with a bank bearing
interest at the Prime Rate + 0.75%, due September 30,
2003, secured by notes receivable, principal payments
consist of payments received from notes receivable
securing the obligation.                                              693,253                603,714

Note payable in the amount of $1,174,800, bearing
interest at a Prime Rate + 0.5%, secured by a note
receivable, due in monthly installments of $5,000, with
any outstanding principal and accrued interest due and
payable in full on December 29, 2002.                                      --                290,979

Other                                                                 235,019                207,557
                                                           ------------------    -------------------

                                                          $        16,220,516   $         25,371,135
                                                           ==================    ===================

We anticipate seeking renewals or refinancing the debts coming due within the next twelve months with existing creditors. We are currently negotiating the renewal of the loan which was due October 5, 2002. We believe we will be successful in obtaining an extension of the due date for this loan, although we offer no assurance of our success. The Prime Rate was 4.75% at September 30, 2002 and December 31, 2001.

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
Note 11 - Revenue Recognition

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

Note 12 - Related Party Transactions

As of September 30, 2002, the Sponsor and an affiliate owned 215,103 of our shares. We have entered into the following agreements with various Affiliates of the Sponsor regarding our ongoing operation.

Property Management Agreements

The ongoing operation and management of the Lake Forest North and Fawn Lake projects are being conducted by NTS Management under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among us, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among us, NTS/VA and NTS Management for the Fawn Lake project (collectively, the "Management Agreements"). NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of our Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of NTS/LFII and NTS/VA, will be entitled to an overhead recovery, and will accrue an incentive payment payable, all as provided therein.

These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain of its affiliates, as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time on and off site of the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities, some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential projects responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Property Management Agreements, we were charged the following approximate amounts for the three months and nine months ended September 30, 2002 and 2001. These amounts are reflected in selling, general and administrative - affiliated on the accompanying consolidated statements of operations:

                                                    Three Months Ended                    Nine Months Ended
                                                      September 30,                         September 30,
                                            ----------------------------------    ----------------------------------
                                                 2002               2001               2002               2001
                                            ---------------    ---------------    ---------------    ---------------
Personnel related costs:
------------------------
  Financing and accounting               $           57,000 $           60,000 $          182,000 $          185,000
  Data Processing                                    16,000             18,000             57,000             53,000
  Human Resources                                     9,000             11,000             30,000             33,000
  Executive and administrative services              33,000             39,000            104,000            116,000
  Construction Management                            35,000             30,000            106,000             89,000
  Sales and Marketing                               356,000            283,000            946,000          1,021,000
  Legal                                              15,000             14,000             56,000             42,000
                                            ---------------    ---------------    ---------------    ---------------

     Total personnel related costs                  521,000            455,000          1,481,000          1,539,000
                                            ---------------    ---------------    ---------------    ---------------

Marketing                                            39,000             75,000             91,000            173,000

Rent                                                  8,000             12,000             40,000             41,000

Other general and administrative                      4,000             13,000             22,000             25,000
                                            ---------------    ---------------    ---------------    ---------------

     Total expense reimbursements        $          572,000 $          555,000 $        1,634,000 $        1,778,000
                                            ===============    ===============    ===============    ===============

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the three months and nine months ended September 30, 2002, was approximately $195,000 and $669,000, respectively. Overhead recovery for the three months and nine months ended September 30, 2001, was approximately $90,000 and $361,000, respectively. These amounts are classified with selling, general and administrative - affiliated in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $2,434,000 and $2,381,000 accrued to NTS Management or an affiliate during the nine months ended September 30, 2002 and 2001, respectively, for Fawn Lake Country Club and Lake Forest Country Club. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $135,000 and $133,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club and Lake Forest Country Club for the nine months ended September 30, 2002 and 2001. The Lake Forest Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for nine months ended September 30, 2002 and 2001. The Fawn Lake Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the period January 1, 2001 to March 31, 2001. Beginning with April 1, 2001, the expense reimbursements and recovery fees of the Fawn Lake Country Club were included with country club operations in our statement of operations.

The Management Agreements also provide the opportunity for NTS Management to receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects if certain financial obligations are met. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and our share of the cash flow of the Joint Venture have been sufficient to enable us to return to our shareholders an amount which, after adding thereto all other payments previously distributed to our shareholders, is at least equal to the shareholders' original capital contribution. As of September 30, 2002, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of September 30, 2002, no amount was accrued as an incentive payment in our consolidated financial statements.

Advances and Notes Payable Affiliates

As presented in the accompanying consolidated balance sheet as of September 30, 2002 accounts payable - affiliates of approximately $7,589,000 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by us as of December 31, 2001 and those amounts that will accrue during fiscal 2002 through the period ending March 31, 2003, other than as permitted by our cash flows. Management believes that NTS Development Company and NTS Residential Management have the financial ability to defer amounts owed them by us. There can be no assurances that this level of support will continue past March 31, 2003.

Sale of Undeveloped Land

On March 6, 2001, the NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC ("Fairways"), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller's (NTS/LFII) cost of the property sold. This unrecognized profit is offset against the receivable on the balance sheet. At September 30, 2002 and December 31, 2001, the receivable balance related to this sale was approximately $210,000 and $413,000, respectively. There were 14 transactions the nine months ended September 30, 2002, reducing the receivable. The transactional values were derived from an independent appraisal dated January 4, 2000.

Note 13 - Country Club Accounting

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

Presented below is the condensed statement of operations for the Fawn Lake Country Club for the three months and nine months ended September 30, 2002:

                                                         Three Months Ended         Nine Months Ended
                                                         September 30, 2002         September 30, 2002
                                                      ------------------------   ------------------------
Revenues
--------
Operating revenue                                    $                 418,000  $               1,042,000
Other revenue                                                           (2,000)                     1,000
                                                      ------------------------   ------------------------

     Total revenues                                                    416,000                  1,043,000

Expenses
--------
Cost of goods sold                                                      76,000                    187,000
Selling, general and administrative - affiliates                       366,000                  1,012,000
Selling, general and administrative                                    207,000                    511,000
Depreciation                                                            10,000                     29,000
                                                      ------------------------   ------------------------

     Total expenses                                                    659,000                  1,739,000
                                                      ------------------------   ------------------------

Net loss                                             $                (243,000) $                (696,000)
                                                      ========================   ========================
Note 14 - Income Taxes

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

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. We have determined, based on a history of operating losses by its subsidiaries and its expectations for the future, that it is more likely than not that the net deferred tax assets at September 30, 2002 and December 31,2001, will not be realized. Accordingly, we have recorded a valuation allowance for the entire amount of the net deferred tax asset. As of December 31, 2001, we had a federal net operating loss carry forward of approximately $11,585,000 expiring during 2012, 2013, 2014, 2015 and 2016.

Note 15 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

We do not believe there is any litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on our consolidated financial statements.

NTS/LFII and NTS/VA have various letters of credit outstanding to governmental agencies and utility companies totaling approximately $2,300,000 as of September 30, 2002 and December 31, 2001. The primary purpose of these documents is to ensure the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

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

Note 16 - Guaranties to the Fund

NTS Guaranty Corporation (the "Guarantor"), an Affiliate of the Sponsor, has guaranteed that our investors will receive, over the life of the Fund, aggregate distributions from us (from all sources) in an amount at least equal to their original capital contributions, as defined in the our Prospectus. As of September 30, 2002, we have raised approximately $63,690,000 and have paid distributions of $23,141,000.

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

Cautionary Statements

Some of the statements included in this Item 2 may be considered "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

Our subsidiaries, NTS/LFII and NTS/VA, and the Joint Venture, in which we have a 50% interest, are engaged in the development and sale of residential subdivision lots, the pricing and sale of which are subject to risks generally associated with real estate development and applicable market forces beyond our control, including general and local economic conditions, competition, interest rates, real estate tax rates, other operating expenses, the supply of and demand for properties, zoning laws, other governmental rules and fiscal policies, and acts of God. All of the properties owned by NTS/LFII, NTS/VA and the Joint Venture are encumbered by development loans from third party lenders which, given the nature of the risks incumbent in real estate investment and development activities as stated above, are inherently subject to default should the ability of NTS/LFII, NTS/VA, Joint Venture and/or us to make principal and interest payments under such development loans become impaired.

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

Consolidated Cash Flows and Financial Condition

Key elements of the consolidated statements of cash flows:

                                                                      Nine Months Ended
                                                                        September 30,
                                                           ---------------------------------------
                                                                  2002                 2001
                                                           ------------------   ------------------
Net cash from operating activities                       $          8,453,419 $         (1,337,286)

Net cash from investing activities                                   (325,401)            (287,224)
                                                           ------------------   ------------------

Net cash from operating and investing activities                    8,128,018           (1,624,510)

Net cash from financing activities                                 (7,666,660)           1,743,451
                                                           ------------------   ------------------

Net increase in cash and equivalents                     $            461,358 $            118,941
                                                           ==================   ==================
Operating Activity

Cash provided by operating activities was approximately $8,453,000 for the nine months ended September 30, 2002. The decrease in inventory of approximately $8,406,000, is a direct result of the land sale at NTS/VA and is the primary component of the activity. Also contributing to the increase are increased lot sales.

Cash used in operating activities was approximately $1,337,000 for the nine months ended September 30, 2001. The primary components of the cash used in operating activities were a net loss of approximately $2,230,000, a net reduction in inventory of approximately $1,447,000, and a decrease in accounts payable of approximately $714,000.

Investing Activity

Cash used for investing activities was approximately $325,000 for the nine months ended September 30, 2002. The components of the cash used for investing activities were a capital contribution to an unconsolidated affiliate of approximately $44,000 and capital additions, primarily at the NTS/LFII and NTS/VA golf operations of approximately $282,000.

Cash used for investing activities was approximately $287,000 for the nine months ended September 30, 2001. The components of the cash used for investing activities were additional capital contributions to an unconsolidated affiliate of approximately $68,000 and capital additions, primarily at the NTS/LFII and NTS/VA golf operations of approximately $219,000.

Financing Activity

Cash used in financing activities was approximately $7,667,000 for the nine months ended September 30, 2002. This is primarily the result of loan payments made using the proceeds of the land sale at NTS/VA. The components of the cash used in financing activities included the continued deferral of accounts payable to affiliates of approximately $1,704,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements.

Cash provided by financing activities was approximately $1,743,000 for the nine months ended September 30, 2001. This is primarily the result of the deferral of accounts payable to affiliates of approximately $1,446,000, which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements, which were partially offset by other activity. Other components of the cash provided by financing activities were net proceeds on notes payable relating to the development loans for NTS/LFII and NTS/VA of approximately $538,000 and net payments on notes payable to an affiliate of approximately $238,000.

Results of Operations

Revenues

The following is an analysis of material changes in results of operations for the three months and nine months ended September 30, 2002 and 2001. Items that did not have a material impact on operations for the periods listed have been excluded from this discussion.

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

Revenue for the three months ended September 30, 2002, included approximately $4,902,000 in lot sales consisting of approximately $597,000 and $4,305,000 from NTS/LFII and NTS/VA, respectively. During this period 44 lots were sold for an average price of approximately $112,000. Additionally, revenue for the three months ended September 30, 2002, included approximately $69,000 collected on an installment sale from NTS/VA.

Revenue for the three months ended September 30, 2001, included approximately $2,080,000 in lot sales consisting of approximately $713,000 and $1,367,000 from NTS/LFII and NTS/VA, respectively. During this period 20 lots were sold for an average price of approximately $104,000. Additionally, revenue for the three months ended September 30, 2001, includes approximately $81,000 collected on an installment sale from NTS/VA.

Revenue for the nine months ended September 30, 2002, included approximately $10,957,000 in lot sales consisting of approximately $3,111,000 and $7,846,000 from NTS/LFII and NTS/VA, respectively. During this period 93 lots were sold for an average selling price of approximately $118,000. Additionally, revenue for the nine months ended September 30, 2002, included approximately $149,000 collected on an installment sale from NTS/VA.

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

Cost of sales for the three months and nine months ended September 30, 2002, were approximately $3,687,000 and $13,046,000, respectively. Cost of sales for the nine months ended September 30, 2002, includes approximately $4,569,000 for the land sale at NTS/VA. Cost of sales for the three months and nine months ended September 30, 2001, were approximately $1,606,000 and $7,716,000, respectively.

On March 6, 2001, the NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC ("Fairways"), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller's (NTS/LFII) cost of the property sold. Cost of sales was recognized for this transaction in the amount of $1,715,000 in 2001. This unrecognized profit is offset against the receivable on the balance sheet. At September 30, 2002 and December 31, 2001, the receivable balance related to this sale was approximately $210,000 and $413,000, respectively. The transactional values were derived from an independent appraisal dated January 4, 2000.

Presented below are the gross profit margins for the three months and nine months ended September 30, 2002 and 2001:

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
                                               -------------------------------      -------------------------------
                                                   2002              2001               2002              2001
                                               -------------     -------------      -------------     -------------
NTS/LF II                                           21%               27%                22%               17%
NTS/VA                                              27%               25%                25%               22%

     Combined gross profit margins                  26%               26%                24%               20%

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

In comparing the gross margin percentages for the nine months ended September 30, 2002 and 2001, respectively, Management's estimates have changed relative to the ultimate sales values, development costs and absorption periods. The inherent economic volatility of residential real estate does not allow us to be certain that the gross profit margins that we now believe will be realized during the duration of the projects will remain unchanged.

The net increase in gross profit margin at NTS/LFII is a function of a change in the estimates of sales values, development costs and absorption periods over the life of the project and the unrecognized profit for the nine months ended September 30, 2001 for the land sold to Fairways, which is being accounted for using the cost recovery method. The gross profit margin for the nine months ended September 30, 2001 would have been approximately 32% without the land sale to Fairways.

We periodically review the value of land and inventories and determine whether any impairment charges are needed to reflect declines in value. We did not record any impairment charges during the nine months ended September 30, 2002 and 2001. The estimated net realizable value of real estate inventories represents our best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

Beginning with April 1, 2001, the income and expenses of the Fawn Lake Country Club have been included in our statement of operations. This is a result of the substantial completion of the Club and the intention to sell the Club as a single asset.

Presented below is the condensed statement of operations for the Fawn Lake Country Club for the three months and nine months ended September 30, 2002:

                                                      Three Months Ended        Nine Months Ended
                                                      September 30, 2002        September 30, 2002
                                                   ------------------------  ------------------------
Revenues
--------
Operating revenue                                 $                 418,000 $               1,042,000
Other revenue                                                        (2,000)                    1,000
                                                   ------------------------  ------------------------

     Total revenues                                                 416,000                 1,043,000

Expenses
--------
Cost of goods sold                                                   76,000                   187,000
Selling, general and administrative - affiliates                    366,000                 1,012,000
Selling, general and administrative                                 207,000                   511,000
Depreciation                                                         10,000                    29,000
                                                   ------------------------  ------------------------

     Total expenses                                                 659,000                 1,739,000
                                                   ------------------------  ------------------------

Net loss                                          $                (243,000)$                (696,000)
                                                   ========================  ========================

Interest income on cash equivalents and miscellaneous income includes interest income earned from short-term investments made by us with cash reserves for the nine months ended September 30, 2002.

Expenses

The ongoing operation and management of NTS/LFII and NTS/VA are being conducted by NTS Management under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among us, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997 and dated as of October 1, 1997, by and among us, NTS/VA and NTS Management for the Fawn Lake project (collectively, the "Management Agreements"). NTS Management is a wholly- owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of our Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of NTS/LFII and NTS/VA, will be entitled to an overhead recovery, and will accrue an incentive payment payable, all as provided therein.

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

Reimbursements for expense recovery of approximately $572,000 and $555,000 were accrued to NTS Management or an Affiliate during the three months September 30, 2002 and 2001, respectively, for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and us. For the nine months ended September 30, 2002 and 2001, the expense recovery accrued to NTS Management or an affiliate was approximately $1,634,000 and $1,778,000.

Reimbursements for expense recovery increased approximately $17,000 for the three months ended September 30, 2002, as compared to the same period in 2001. The increase is due to an increase in commissions paid to sales agents primarily at NTS/VA. The increase is partially offset by a reduction in marketing activity at NTS/LFII. Reimbursements for expense recovery decreased approximately $144,000 for the nine months ended September 30, 2002, as compared to the same period in 2001. The decrease is primarily due to a reduction in marketing at NTS/LFII. The decrease is also a result of a decrease in commission paid to sales agents employed by NTS/LFII for nine months ended September 30, 2002, as compared to same period in 2001.

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Historically, this amount has been deferred and is reflected as an increase in the accounts payable - affiliates. This amount included a fee of approximately $229,000 for the land sale at NTS/VA for the nine months ended September 30, 2002. The increase in overhead recovery is also due to increased sales at NTS/VA.

Selling, general and administrative expenses include directors' fees, legal, outside accounting, other investor related cost, repairs and maintenance cost. Selling, general and administrative expenses also include those costs incurred directly by NTS/VA for marketing related activities.

For the three months ended September 30, 2002 and 2001, the amounts incurred for selling, general and administrative expenses were approximately $495,000 and $519,000, respectively. For the nine months ended September 30, 2002 and 2001, the amounts incurred for selling, general and administrative expenses were approximately $1,340,000 and $1,389,000, respectively. The decrease in the selling, general and administrative expense is primarily a result of a decrease in legal and professional fees incurred in order to finalize the land sale at NTS/VA for the nine months ended September 20, 2002 compared to the same period in 2001.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and its subsidiaries borrowings as well as in the capitalization percentage. For the nine months ended September 30, 2002 and 2001, approximately $783,000 and $1,428,000, respectively, was capitalized in inventory and approximately $54,000 in both periods was expensed.

Depreciation expense relates to equipment used for development activity which is being depreciated over five to seven years.

No benefit for income taxes was provided during the nine months ended September 30, 2002 and 2001, as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized.

Critical Accounting Policies

We periodically review the value of land and inventories and determine whether any impairment charges need to be recorded to reflect declines in value. The estimated net realizable value of real estate inventories represents our estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated. We did not record any impairment charges during the period ended September 30, 2002.

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," requires that the Club be reported separately from inventory on our balance sheets. The asset's estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the September 30, 2002 and December 31, 2001, balance sheets. At that time, Fawn Lake Country Club's operating revenues and expenses were required to be recognized on the Fund's income statement. Prior to completion of the club, the net operating losses were capitalized to inventory, the same accounting treatment which is applied to the Lake Forest Country Club.

No benefit for income taxes was provided during the nine months ended September 30, 2002 and 2001, as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. Our debt instruments bear interest at both variable and fixed rates as discussed in Note 10 of our financial statements. For the nine months ended September 30, 2002, a hypothetical 100 basis point increase in interest rates would result in an approximate $154,000 increase in interest expense and an approximate $64,000 decrease in the fair value of debt for the nine months then ended. During the nine months ended September 30, 2002, the majority of interest expense incurred was capitalized in inventory.

Item 4 - Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities
None.

Item 3 - Defaults upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K

a)     Exhibits:
       99.1   Certification of Chief Executive Officer and Chief Financial Officer.

b)     Reports on Form 8-K:
       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS Mortgage Income Fund

/s/ Brian F. Lavin

Brian F. Lavin
President and Director of the
NTS Mortgage Income Fund

Date: November 14, 2002

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Brian F. Lavin, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of the NTS Mortgage Income Fund;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/     Brian F. Lavin

President and Director of the NTS Mortgage Income Fund

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Gregory A. Wells, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of the NTS Mortgage Income Fund;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/      Gregory A. Wells

Chief Financial Officer of NTS Development Company*, equivalent of the Chief Financial Officer of the Company

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

* NTS Development Company provides services to the Company under property management agreements as described in Part I, Item 1, Note 12 - Related Party Transactions.