Form 10-K
period 2002-12-31
NTS MORTGAGE INCOME FUND
filed 2003-03-31
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether Registrant is an accelerated filer (as defined by Rule 12b-2
of the Securities Exchange Act of 1934).                                                Yes [  ]           No [X]

As of March 31, 2003 there were approximately 3,187,000 shares of common stock outstanding. No aggregate market value can be determined because no established market exists for the shares. There is no current market for these shares although it is possible that one will develop.

TABLE OF CONTENTS

PART I

		Pages
Items 1. and 2.	Business and Properties	3-8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8

PART II

Item 5.	Market for Registrant's Shares
	and Related Stockholder Matters	9
Item 6.	Selected Financial Data	10
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11-19
Item 7A.	Quantitative and Qualitative Disclosures About
	Market Risk	20
Item 8.	Financial Statements and Supplementary Data	21-59
Item 9.	Change in and Disagreements with Accountants on
	Accounting and Financial Disclosure	60

PART III

Item 10.	Directors and Executive Officers of the Registrant	61-63
Item 11.	Executive Compensation	63
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management	63
Item 13.	Certain Relationships and Related Transactions	64-65
Item 14.	Controls and Procedures	66

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules and
	Reports on Form 8-K	67
Signatures		68
Certifications		69-70

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

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

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect management's best judgment based on known factors and involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by us pursuant to the "safe harbor" provisions established by recent securities legislation should be evaluated in the context of these factors. See Part II - Item 7 for Cautionary Statements.

PART I

Items 1 and 2 - Business and Properties

NTS Mortgage Income Fund (the "Fund"), a Delaware corporation, was formed on September 26, 1988. We operated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 from our inception through December 31, 1996. The acquisition of the capital stock of NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company, which is discussed below, caused us to change our tax status to a "C" Corporation under the Code as of January 1, 1997. NTS Corporation is the sponsor of the Fund (the "Sponsor"). NTS Advisory Corporation is the advisor to the Fund (the "Advisor") and NTS Residential Management Company ("NTS Management") is the manager of the operations of the Fund's wholly-owned subsidiaries. NTS Advisory and NTS Management are affiliates of and are under common control with NTS Corporation. As used in this Form 10-K the terms "we," "us" or "our," as the context requires, refer to the Fund.

As previously reported, on February 12, 1997, we entered into a letter of intent ("Letter of Intent") with NTS Corporation, the Sponsor of the Fund, , NTS/Virginia Development Company, a Virginia corporation which then was an affiliate of and under control with NTS Corporation ("NTS/VA") and NTS Development Company, a Kentucky corporation and a wholly-owned subsidiary of NTS Corporation. The Letter of Intent contemplated the restructuring of our loans to NTS/LFII and NTS/VA.

In 1997 we acquired all of the issued and outstanding common capital stock of NTS/Lake Forest II Residential Corporation, a Kentucky corporation which was an affiliate of the Sponsor ("NTS/LFII") and NTS/Virginia Development Company, a Virginia corporation which was an affiliate of the Sponsor ("NTS/VA"), for a nominal purchase price. As a result of the transaction, we acquired control of the Lake Forest North project in Louisville, Kentucky, and the Fawn Lake project near Fredericksburg, Virginia. Concurrent with this transaction, the existing indebtedness of each of NTS/LFII and NTS/VA to the Fund was converted to equity, and we released the first mortgages in favor of the Fund on the Lake Forest North and Fawn Lake projects.

Our business consists of a single segment, the development and sale of residential subdivision lots. Our current investment objectives are consistent with our original objectives, which are to preserve capital, make quarterly distributions, and increase the value of our shares through receipt of interest on mortgage loans, fees from the sale of residential and commercial properties and, to a lesser extent, the acquisition, operation and sale of properties. However, we have been unable to make distributions recently due to insufficient cash flows being generated on an operating basis. For information on distributions, see Part II, Item 5 of this Form 10-K.

Description of Real Property

Lake Forest North

NTS/LFII is the owner and developer of the Lake Forest North single-family residential community located in Louisville, Kentucky, and will continue to own and develop the Lake Forest North project to completion and orderly sale. As of December 31, 2002, approximately 854 of 1,176 total lots have been developed and approximately 70% of the total projected lots to be developed have been sold.

Fawn Lake

NTS/VA is the owner and developer of the Fawn Lake single-family residential community located near Fredericksburg, Virginia, and will continue to own and develop the Fawn Lake project to completion and orderly sale. NTS/Residential Properties, Inc. - Virginia, a Virginia corporation and an affiliate of the Sponsor of the Fund, will continue to act as a broker and agent for NTS/VA for the sale of lots within the Fawn Lake project, and as broker and agent for approved builders in the Fawn Lake project for the sale of new homes. As of December 31, 2002, approximately 707 of 1,493 total lots have been developed and approximately 42% of the total projected lots to be developed have been sold.

Orlando Lake Forest Joint Venture

In August 1997, we entered into an Amended and Restated Joint Venture Agreement evidencing our admission as a partner in the Orlando Lake Forest Joint Venture (the "Joint Venture"). The other partners in the Joint Venture are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are affiliates of and are under common control with the Sponsor.

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando). As of December 31, 2002, approximately 510 of 749 total lots have been developed and approximately 63% of the total projected lots to be developed have been sold. The Joint Venture will continue to own and develop the Orlando Lake Forest project.

We contributed our interest in the principal and interest of the first mortgage loan on the Orlando Lake Forest project to the Joint Venture as a capital contribution, and obtained a 50% interest in the Joint Venture. The NTS entities named above hold cumulatively the remaining 50% interest in the Joint Venture.

The net income or net loss of the Joint Venture is allocated based on the respective Joint Venture partner's percentage interest, as defined in the joint venture agreement. As of December 31, 2002, 2001 and 2000, our percentage interest was 50%. Our share of the Joint Venture's net income (loss) for the years ended December 31, 2002, 2001 and 2000 was ($20,220), $127,802 and ($3,017,862), respectively.

We recognize revenues from lot sales only when title and possession are transferred to the buyer, which generally occurs at closing.

Competition

Our properties are subject to competition from similar types of properties in the respective vicinities in which they are located. Such competition is generally for new lot sales in the vicinity or sales to current area residents who want more amenities and services. We compete primarily on the basis of location, amenities and services provided to residents. Competition is expected to increase in the future at NTS/VA as the vicinity becomes encroached by new developments. We believe that NTS/LFII offers more amenities and services in its marketplace than its competitors. There are two developments within close proximity to NTS/LFII with similar lot prices, but neither competitor has a country club. We have not commissioned a formal market analysis of competitive conditions in any market in which we own properties, but rely upon the knowledge of market conditions and of the employees of the Fund who manage and supervise sales for each property.

Management of Properties

As the sole shareholder of NTS/LFII and NTS/VA, we control the ongoing operations of the Lake Forest North and Fawn Lake projects. The ongoing operation and management of the Lake Forest North and Fawn Lake projects is conducted by NTS Management under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the "Management Agreements"). The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, and may accrue an incentive payment payable as provided therein.

Reimbursements of approximately $2,312,000, $2,330,000 and $2,043,000 were accrued to NTS Management or an affiliate during the years ended December 31, 2002, 2001, and 2000, respectively. These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals rendering services at the residential projects, some of whom are full-time and onsite, and others who are not on site or have multiple residential project responsibilities. For services provided by individuals not on site or with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project in accordance with the Management Agreements. These reimbursements are included within selling, general and administrative - affiliates expenses in the accompanying consolidated statements of operations.

In addition to the expense reimbursement noted above, NTS Management is also entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recoveries for the years ended December 31, 2002, 2001 and 2000, were approximately $843,000, $494,000 and $561,000, respectively. These amounts were accrued but not paid and are classified as selling, general and administrative - affiliates expenses in the accompanying consolidated statements of operations.

Reference is made to Item 8 - Note 9 of the Notes to Consolidated Financial Statements for a breakdown of these related party charges of NTS/LFII and NTS/VA.

There were also expense reimbursements of approximately $3,274,000, $3,249,000 and $2,644,000 accrued to NTS Management or an affiliate during the years ended December 31, 2002, 2001, and 2000, respectively, for Fawn Lake Country Club and Lake Forest Country Club. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $176,000, $180,000 and $170,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club and Lake Forest Country Club for the years ended December 31, 2002, 2001, and 2000. The Lake Forest Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the years ended December 31, 2002, 2001, and 2000. The Fawn Lake Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the period January 1, 2001 to March 31, 2001 and for the years ended December 31, 2000 and 1999. Beginning April 1, 2001, the expense reimbursements and overhead recovery fees of the Fawn Lake Country Club were included with country club operations in our statement of operations. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of Country Club Operations.

As presented in the accompanying consolidated balance sheet as of December 31, 2002, accounts payable - affiliates of approximately $8,034,000 is owed to NTS Development Company and NTS Residential Management Company for expense and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by us as of December 31, 2002 and those amounts that will accrue during fiscal 2003 through the period ending March 31, 2004, other than as permitted by our cash flows. There can be no assurances that this level of support will continue past March 31, 2004.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and our share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to our then existing shareholders an amount which, after adding thereto all other payments actually remitted or distributed to our shareholders, is at least equal to the shareholders' original capital contribution. As of December 31, 2002, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 2002, no amount had been accrued as an incentive payment in our consolidated financial statements.

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

Website Information

Our Internet website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available and may be accessed free of charge through the "About NTS" section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 3 - Legal Proceedings

None.

Item 4 - Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of its security holders during the last quarter of the year ending December 31, 2002.

PART II

Item 5 - Market for Registrant's Shares and Related Stockholder Matters

The issue price of the shares was $20 each. Our shares are freely transferable but are not listed or included for quotation on a national securities exchange. As of March 1, 2003, there were 3,098 record holders of our shares. No distributions were made during 2001 or 2002. The Board of Directors decided to terminate quarterly distributions for the foreseeable future effective as of the first quarter of 1997. We have been unable to pay distributions in recent years due to insufficient cash flows being generated on an operating basis. Our ability to resume quarterly distributions depends on current cash balances, cash flow being generated by operations and cash reserves needed in connection with the sale of properties.

Item 6 - Selected Financial Data

Years ended December 31:

                                   2002             2001              2000             1999              1998
                              ---------------  ---------------  ----------------  ---------------  ----------------

Net revenues                 $      6,633,836 $      3,803,761 $       3,629,887 $      4,520,531 $       2,628,950

Total expenses (1)                  7,495,569        6,583,563        12,758,834        5,369,847         4,098,561
                              ---------------  ---------------  ----------------  ---------------  ----------------

Net loss before
  extraordinary expense              (861,733)      (2,779,802)       (9,128,947)        (849,316)       (1,469,611)
                              ---------------  ---------------  ----------------  ---------------  ----------------

Extraordinary expense (2)                  --               --           114,156               --                --
                              ---------------  ---------------  ----------------  ---------------  ----------------

Net loss                     $       (861,733)$     (2,779,802)$      (9,243,103)$       (849,316)$      (1,469,611)
                              ---------------  ---------------  ----------------  ---------------  ----------------

Weighted average number
  of shares                         3,187,333        3,187,333         3,187,333        3,187,333         3,187,333
                              ===============  ===============  ================  ===============  ================

Per share of common
  stock:
  Loss before
    extraordinary expense    $          (0.27)$          (0.87)$           (2.86)$          (0.27)$           (0.46)
  Extraordinary expense (2)                --               --             (0.04)              --                --
                              ---------------  ---------------  ----------------  ---------------  ----------------
  Net loss per share         $          (0.27)$          (0.87)$           (2.90)$          (0.27)$          (0.46)
                              ===============  ===============  ================  ===============  ================

At year end:
  Inventory                  $     38,397,019 $     47,327,572 $      52,206,560 $     55,438,644 $      53,264,438
                              ===============  ===============  ================  ===============  ================

  Total assets               $     46,927,017 $     56,052,400 $      57,780,576 $     65,094,003 $      65,552,757
                              ===============  ===============  ================  ===============  ================

  Total notes payable (3)    $     14,386,442 $     25,584,021 $      26,329,279 $     28,342,811 $      28,850,539
                              ===============  ===============  ================  ===============  ================

(1)  Expenses for 2000 included an asset impairment charge in the amount of $4.5 million related to a write down of inventory at NTS/LFII (see Item 8 - Note 6).  Also included in 2000 expenses is an asset impairment charge for inventory of $2.6 million related to the Fund's investment in an unconsolidated affiliate (see Item 8 - Note 3).
(2)  Represents a write-off of unamortized loan costs of approximately $114,000.
(3)  The balances presented as notes payable include notes payable to third parties and note payable to affiliates.

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

Critical Accounting Policies

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, we have made our best estimates and judgements of the amounts and disclosures included in the financial statements, giving due regard to materiality.

Revenue Recognition

Revenues are recorded when the sales of lots are completed and ownership has transferred to the customer. Unfunded settlements are deposits in transit on lots for which the sale was completed. We do not engage in arrangements where we have ongoing relationships with our customers that require us to repurchase our lots or provide for a right of return.

Inventory

Our finished inventories are stated at the lower of accumulated cost or net realizable value. Included in inventories are all direct development costs. We capitalize interest cost into inventories. Inventories under development or held for development are stated at accumulated cost, unless they are determined to be impaired, in which case these inventories are measured at fair value. If actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required.

Sold lots are expensed using a cost of sales percentage based on estimates of total project sales and costs. Total project land acquisition and development cost estimates are based on an analysis of actual costs incurred to date and estimates to complete. Adjustments to estimated total project land acquisition and development costs for the project affect the cost of goods sold percentage.

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, Statement of Financial Accounting Standards ("SFAS") No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," requires that the Club be reported separately from inventory on our balance sheets as an asset available for sale.

The assets' estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the December 31, 2002, balance sheet as an asset held for use pursuant to SFAS No. 144 and is being depreciated according to our normal depreciation policy.

Income Tax

No benefit for income taxes was provided during 2002, 2001 or 2000 as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized based upon the guidance in SFAS No. 109. See Note 11 to our Consolidated Financial Statements for a discussion of the components of the deferred tax asset.

Impact of Accounting Pronouncements

During the year ended December 31, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. Our adoption of SFAS No. 144 did not impact the financial statements in 2002.

Results of Operations for 2002, 2001 and 2000

If there has not been a material change in a particular line item on the Statements of Operations from one year to the next, we have omitted any discussion concerning that individual line item.

Revenues

Revenues increased approximately $8,600,000, or 66%, in 2002. The increase is primarily due to the $6,100,000 sale of land to the National Park Service. The remaining increase is due to selling more lots at NTS/VA.

Revenue for the year ended December 31, 2002, includes approximately $15,400,000 in lot sales consisting of approximately $4,100,000 and $11,300,000 from NTS/LFII and NTS/VA, respectively. During this period 128 lots were sold for an average selling price of approximately $120,000. Additionally, revenue for the year ended December 31, 2002, includes approximately $192,000 recognized as revenue from an installment sale at NTS/VA.

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

On March 6, 2001, NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC ("Fairways"), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value of $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller's (NTS/LFII) cost of the property sold. This unrecognized profit is offset against the receivable on the balance sheet. At December 31, 2002, the receivable balance related to this sale was approximately $210,000. The transactional values were derived from an independent appraisal performed by Integra Chapman & Bell dated January 4, 2000.

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

Cost of Sales

Cost of sales increased approximately $6,100,000, or 59%, in 2002, due to increased lot sales at NTS/VA and the land sale to the National Park Service.

Presented below are the gross profit margins for the years ended December 31, 2002, 2001 and 2000:

                                                    2002              2001             2000
                                               ---------------  ----------------  ---------------
NTS/LFII                                             22%              18%               18%
NTS/VA                                               25%              22%               30%

     Combined gross profit margins                   24%              21%               24%

The difference in the cost of sales percentage of NTS/LFII compared to NTS/VA and the difference in the lot sales mix will create a proportionate change in the combined gross profit margin throughout a given year. The increase in gross profit margin is a function of a change in the estimates of sales values, development costs and absorption periods over the life of the project. The estimates are performed at the end of each fiscal year and the resulting cost of sales percentages are applied prospectively. Management assesses the basis for these annual projections at the end of each quarter and if changes in facts and circumstances warrant interim adjustments are made to the cost of sales percentages prospectively. In comparing the gross margin percentages for the year ended December 31, 2002, 2001, and 2000, respectively, Management's estimates have changed relative to the ultimate sales values, development costs and absorption periods, and inherent economic volatility of residential real estate they now believe will be realized during the duration of the projects.

Country Club Revenue

Country club revenue was first reported in 2001, the year in which the club was substantially completed. The operating results for 2001 only include nine months of activity, as compared to a full year of activity in 2002.

Selling, General and Administrative - Affiliates

The expenses for selling, general and administrative - affiliates increased approximately $330,000, or 12%, in 2002, primarily due to increased costs associated with the land sale to the U.S. National Park Service.

The expenses for selling, general and administrative - affiliates increased approximately $220,000, or 8%, in 2001, primarily due to increased sales commissions and marketing costs. See Part III - Item 13 - Certain Relationships and Related Transactions for a discussion of the nature of these related party transactions.

Selling, General and Administrative Expenses

The selling, general and administrative expenses decreased approximately $209,000, or 11%, in 2002, primarily due to a decrease in legal and professional fees and administrative expenses.

The selling, general and administrative expenses decreased approximately $508,000, or 22%, in 2001, primarily due to a decrease in advertising expenses.

Interest Expense

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries' borrowings as well as in the capitalization percentage. For the years ended December 31, 2002, 2001 and 2000, approximately $1,005,000, $1,816,000 and $2,749,000, respectively, was capitalized in inventory and approximately $76,000, $68,000 and $149,000, respectively, was expensed. The decrease in total interest is primarily a result of continued reductions in the loan balance.

Country Club Operations

Beginning April 1, 2001, the income and expenses of the Fawn Lake Country Club have been included in our statement of operations. This is a result of the substantial completion of the Club and the intention to sell the Club as a single asset. The Club's operations for the year ended December 31, 2000, were capitalized to inventory costs. The net impact on the results of operations was a net operating deficit of approximately $821,000 for the period April 1, 2001 to December 31, 2001. Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the period January 1, 2002 to December 31, 2002 and April 1, 2001 to December 31, 2001:

                                                For the Period              For the Period
                                              January 1, 2002 to           April 1, 2001 to
                                               December 31, 2002          December 31, 2001
                                           -------------------------   ------------------------
Revenues
Operating revenue                         $                1,361,000 $                1,019,000
Other revenue                                                  2,000                      6,000
                                           -------------------------   ------------------------

     Total revenues                                        1,363,000                  1,025,000
                                           -------------------------   ------------------------

Expenses
Cost of goods sold                                           248,000                    167,000
Selling, general and administrative -
  affiliates                                               1,380,000                  1,009,000
Selling, general and administrative                          643,000                    635,000
Depreciation                                                  41,000                     35,000
                                           -------------------------   ------------------------

     Total expenses                                        2,312,000                  1,846,000
                                           -------------------------   ------------------------

Net loss                                  $                 (949,000)$                 (821,000)
                                           =========================   ========================

Selling, general and administrative - affiliates expenses include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. Additionally, this includes an overhead recovery, which is a reimbursement to NTS Management for overhead expenses attributable to the employees and efforts of NTS Management, in an amount equal to 3.75% of the Club's gross cash receipts.

Selling, general and administrative includes landscaping, repairs and maintenance, operating lease payments, utilities, advertising and insurance.

Liquidity and Capital Resources

Our primary sources of cash flows include sales of developed lots and the ability of our subsidiaries to draw upon their respective development loans. The various development loans call for principal payments ranging from 72% to 91% of gross receipts from lot sales.

Our continued cash needs have significantly reduced our cash flows. Therefore, our Board of Directors decided to terminate quarterly distributions for the foreseeable future effective as of the first quarter of 1997.

The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

                                                            2002           2001            2000
                                                       --------------  -------------  -------------
Operating activities                                  $     9,563,416 $     (963,994)$     (127,311)
Investing activities                                         (268,132)      (370,521)      (522,977)
Financing activities                                       (9,048,421)     1,330,196        601,731
                                                       --------------  -------------  -------------

     Net (decrease) increase in cash and equivalents  $       246,863 $       (4,319)$      (48,557)
                                                       ==============  =============  =============

Net cash provided by operating activities increased approximately $10,500,000, or 1,100%, in 2002. The increase was primarily driven by the change in inventory which was affected by the land sale to the U.S. National Park Service.

Net cash provided by operating activities decreased approximately $837,000, or 659%, in 2001. The decrease was driven primarily by the changes in accounts payable and inventory.

Net cash used in investing activities decreased approximately $102,000, or 28%, in 2002. The decrease was primarily the result of decreased capital contributions to unconsolidated affiliates and a decrease in capital expenditures.

Net cash used in investing activities decreased approximately $152,000, or 29%, in 2001. The decrease is primarily the result of decreased capital contributions to unconsolidated affiliates and a decrease in capital expenditures.

Net cash used in financing activities increased approximately $10,379,000, or 780%, in 2002. The increase was primarily the result of a decrease in loan proceeds received in 2002 and to increased principal payments made in 2002.

Net cash provided by financing activities increased approximately $728,000, or 121% in 2001. The increase was primarily the result of decreased principal payments made in 2002, partially offset by decreased accounts payable to affiliates.

On October 31, 2000, NTS/VA and NTS/LFII entered into a loan agreement with a financial institution for a combined principal sum of up to $18,000,000 and used approximately $5,930,000 and $10,494,000 to pay the entire principal balance of the NTS/LFII and NTS/VA loans, respectively. The loan is secured by the NTS/LFII and NTS/VA projects, a $2 million letter of credit issued by a third party lender with the NTS/VA and NTS/LFII lender named as the beneficiary, a guarantee by us for the full $18,000,000, and a personal guarantee by J.D. Nichols for 50% of the outstanding loan balance. Once the outstanding balance on the Joint Venture's project loan is paid in full, it will be required to apply 50% of the net sales proceeds from lot sales against the outstanding loan balance on this $18,000,000 loan. The lender requires contracts on lots with gross proceeds exceeding 80% of a section's development costs before advancing funds for a newly developed section at NTS/VA. The loan is a reducing revolver and the maximum amount outstanding at the end of each year will be as follows:

December 31, 2001                    $       16,500,000
December 31, 2002                    $       11,000,000
December 31, 2003                    $        7,000,000
December 31, 2004                    $        4,000,000

On December 31, 2002, our loan balance was approximately $4,961,000. Based on our 2003 budget, we expect to meet the maximum loan balance obligation on December 31, 2003.

NTS/LFII is also encumbered by a mortgage loan in the amount of $4,000,000 (with an outstanding balance of $1,730,000 as of December 31, 2002) from an unaffiliated lender which is secured by a first mortgage on the Lake Forest Country Club and golf course (approximately 176 acres of residential land and improvements thereon). The note bears interest at the Prime Rate + .5%, payable monthly, guaranteed by the Fund's sponsor. Principal payments totaling $300,000 are due twice per year. The primary source of principal payments will be initiation fees received.

NTS Guaranty Corporation (the "Guarantor"), an affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their original capital contributions, as defined in the Fund's prospectus. As of December 31, 2002, we had raised approximately $63,690,000 and had paid distributions of $23,141,000.

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

Contractual Obligations and Commercial Commitments

The following disclosure represents our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                             Payments Due by Period
                                   --------------------------------------------------------------------------
                                                   Within One     Two - Three     Four - Five      After 5
    Contractual Obligations            Total          Year           Years           Years          Years
--------------------------------   -------------  -------------  -------------   -------------  -------------
Long-term debt                    $   13,552,351 $    1,809,091 $   11,743,260  $           -- $           --

Capital lease obligations         $       38,923 $       19,274 $       19,184  $          465 $           --

Operating leases (1)              $           -- $           -- $           --  $           -- $           --

Other long-term obligations       $           -- $           -- $           --  $           -- $           --
                                   -------------  -------------  -------------   -------------  -------------

Total contractual cash
  obligations                     $   13,591,274 $    1,828,365 $   11,762,444  $          465 $           --
                                   =============  =============  =============   =============  =============

(1)  We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.

                                                         Amount of Commitment Expiration Per Period
                                                 -----------------------------------------------------------
                                     Total
       Other Commercial             Amounts       Within One     Two - Three     Four - Five      Over 5
          Commitments              Committed         Year           Years           Years          Years
-------------------------------  --------------  -------------  -------------   -------------  -------------
Line of credit                  $       795,168 $      795,168 $           --  $           -- $           --

Standby letters of credit and
  guarantees                    $     2,376,376 $    2,376,376 $           --  $           -- $           --

Other commercial
  commitments (1)               $            -- $           -- $           --  $           -- $           --
                                 --------------  -------------  -------------   -------------  -------------

Total commercial
commitments                     $     3,171,544 $    3,171,544 $           --  $           -- $           --
                                 ==============  =============  =============   =============  =============

(1)  We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to "fee for service arrangements" which are for a term of greater than one year.

Cautionary Statements

Our subsidiaries, NTS/LFII and NTS/VA, and the Joint Venture, in which we have a 50% interest, are engaged in the development and sale of residential subdivision lots, the pricing and sale of which are subject to risks generally associated with real estate development and applicable market forces beyond the control of the Fund and/or its subsidiaries, including general and local economic conditions, competition, interest rates, real estate tax rates, other operating expenses, the supply of and demand for properties, zoning laws, other governmental rules and fiscal policies, and acts of God. All of the properties owned by NTS/LFII, NTS/VA and the Joint Venture are encumbered by development loans from third party lenders which, given the nature of the risks incumbent in real estate investment and development activities as stated above, are subject to default should the ability of NTS/LFII, NTS/VA, the Joint Venture and/or the Fund to make principal and interest payments under such development loans become impaired.

Our ability to control our professional and administrative expenses could be effected by events such as litigation or environmental matters. Furthermore, the debt service regarding our borrowings is variable based on current interest rates, any fluctuations in which are beyond our control. These variances could, for example, affect our projected cash and cash requirements as well as projected returns.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. Our debt instruments bear interest at both variable and fixed rates as further discussed in Note 8 of our Consolidated Financial Statements under Item 8 of this Form 10-K. On December 31, 2002, a hypothetical 100 basis point increase in interest rates would result in an approximately $197,000 increase in interest due to our creditors. During the year ended December 31, 2002, the majority of interest expense incurred was capitalized in inventory.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Stockholders of NTS Mortgage Income Fund:

We have audited the accompanying consolidated balance sheet of NTS Mortgage Income Fund and subsidiaries (the Fund) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Fund as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTS Mortgage Income Fund as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Louisville, Kentucky
March 26, 2003

This report is a copy of the previously issued Arthur Andersen LLP ("Andersen") Auditors'
report. This report has not been reissued by Andersen

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

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS MORTGAGE INCOME FUND
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                                                  2002                2001
                                                            -----------------   -----------------
ASSETS
Cash and equivalents                                       $          813,009  $          566,146
Membership initiation fees and other accounts
  receivable, net of allowance of approximately $86,000
  and $58,000, respectively                                         1,224,241           1,453,796
Notes receivable                                                      795,168             965,702
Inventory                                                          38,397,019          47,327,572
Property and equipment, net of accumulated
  depreciation of approximately $1,515,000 and
  $1,643,000, respectively                                          3,670,591           3,644,161
Investment in unconsolidated affiliate                              1,581,209           1,557,929
Other assets                                                          445,780             537,094
                                                            -----------------   -----------------

     TOTAL ASSETS                                          $       46,927,017  $       56,052,400
                                                            =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                      $        3,524,079  $        2,800,449
Accounts payable -  affiliates                                      8,034,270           5,885,112
Notes payable -  affiliates                                                --             212,886
Mortgages and notes payable                                        14,386,442          25,371,135
Other liabilities                                                     391,955             330,814
                                                            -----------------   -----------------

     TOTAL LIABILITIES                                             26,336,746          34,600,396
                                                            -----------------   -----------------

COMMITMENTS AND CONTINGENCIES (Note 13)

Stockholders' equity:
  Common stock, $0.001 par value, 6,000,000 shares
    authorized; 3,187,333 shares issued and outstanding                 3,187               3,187
Additional paid-in-capital                                         54,163,397          54,163,397
Accumulated deficit                                               (33,576,313)        (32,714,580)
                                                            -----------------   -----------------

TOTAL STOCKHOLDERS' EQUITY                                         20,590,271          21,452,004
                                                            -----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                   $       46,927,017  $       56,052,400
                                                            =================   =================

The accompanying notes are an integral part of these consolidated financial statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                 2002              2001             2000
                                                            ---------------  ----------------  ---------------
REVENUES
Lot sales, net of discounts                                $     15,547,490 $      13,036,264 $     13,941,968
Land sales (Note 6)                                               6,100,000                --               --
                                                            ---------------  ----------------  ---------------
Total sales                                                      21,647,490        13,036,264       13,941,968
Cost of sales                                                   (16,442,857)      (10,357,219)     (10,600,444)
                                                            ---------------  ----------------  ---------------

     Gross profit                                                 5,204,633         2,679,045        3,341,524

Country Club revenue                                              1,362,686         1,024,947               --
Interest income on cash equivalents and
  miscellaneous income                                               66,517            99,769          288,363
                                                            ---------------  ----------------  ---------------

     NET REVENUES                                                 6,633,836         3,803,761        3,629,887
                                                            ---------------  ----------------  ---------------

EXPENSES
Selling, general and administrative -  affiliates                 3,154,617         2,824,315        2,604,470
Selling, general and administrative                               1,616,162         1,824,991        2,332,664
Interest expense                                                     75,782            68,159          148,925
Other taxes and licenses                                            152,719            51,293           93,902
Depreciation and amortization expense                               164,574            96,303           61,011
(Income) loss from investment in unconsolidated affiliate            20,220          (127,802)       3,017,862
Country Club operations                                           2,311,495         1,846,304               --
Asset impairment charge (Note 6)                                         --                --        4,500,000
                                                            ---------------  ----------------  ---------------

     TOTAL EXPENSES                                               7,495,569         6,583,563       12,758,834
                                                            ---------------  ----------------  ---------------

Net loss before federal income tax and
  extraordinary expense                                            (861,733)       (2,779,802)      (9,128,947)

Federal income tax expense                                               --                --               --
                                                            ---------------  ----------------  ---------------

Net loss before extraordinary expense                              (861,733)       (2,779,802)      (9,128,947)
                                                            ---------------  ----------------  ---------------

Extraordinary expense (Note 8)                                           --                --          114,156
                                                            ---------------  ----------------  ---------------

Net loss                                                   $       (861,733)$      (2,779,802)$     (9,243,103)
                                                            ===============  ================  ===============

Per share of common stock:
  Net loss before extraordinary expense                    $          (0.27)$           (0.87)$          (2.86)
  Extraordinary expense                                                  --                --            (0.04)
                                                            ---------------  ----------------  ---------------

Net loss per share                                         $          (0.27)$           (0.87)$          (2.90)
                                                            ===============  ================  ===============

Weighted average number of shares                                 3,187,333         3,187,333        3,187,333
                                                            ===============  ================  ===============

The accompanying notes are an integral part of these consolidated financial statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (1)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                          Common Stock      Common Stock      Additional       Accumulated
                             Shares            Amount       Paid-in-Capital      Deficit            Total
                         ---------------  ----------------  ---------------  ----------------  ---------------
Stockholders' equity
  January 1, 2000              3,187,333 $           3,187 $     54,163,397 $     (20,691,675)$     33,474,909

  Net loss                            --                --               --        (9,243,103)      (9,243,103)
                         ---------------  ----------------  ---------------  ----------------  ---------------

Stockholders' equity
  December 31, 2000            3,187,333             3,187       54,163,397       (29,934,778)      24,231,806

  Net loss                            --                --               --        (2,779,802)      (2,779,802)
                         ---------------  ----------------  ---------------  ----------------  ---------------

Stockholders' equity
  December 31, 2001            3,187,333             3,187       54,163,397       (32,714,580)      21,452,004

  Net loss                            --                --               --          (861,733)        (861,733)
                         ---------------  ----------------  ---------------  ----------------  ---------------

Stockholders' equity
  December 31, 2002            3,187,333 $           3,187 $     54,163,397 $     (33,576,313)$     20,590,271
                         ===============  ================  ===============  ================  ===============

(1)  For the periods presented, there are no elements of other comprehensive income as defined by the Financial
     Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting
     Comprehensive Income."

The accompanying notes are an integral part of these consolidated financial statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                 2002              2001             2000
                                                            ---------------  ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $       (861,733)$      (2,779,802)$     (9,243,103)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization expense                           164,574            96,303           61,011
    (Income) loss from investment in unconsolidated
      affiliate                                                      20,220          (127,802)       3,017,862
    Asset impairment charge                                              --                --        4,500,000
    Extraordinary charge                                                 --                --          114,156
    Changes in assets and liabilities:
      Membership initiation fees and other accounts
        receivable                                                  229,555          (141,348)          93,928
      Notes receivable                                              170,534           247,489          926,666
      Inventory                                                   9,026,595         2,033,597         (949,304)
      Accounts payable and accrued expenses                         723,630          (395,242)       1,337,931
      Deferred revenues                                              61,141           116,672           (9,986)
      Other assets                                                   28,900           (13,861)          23,528
                                                            ---------------  ----------------  ---------------

Net cash provided by (used in) operating activities               9,563,416          (963,994)        (127,311)
                                                            ---------------  ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution to unconsolidated  affiliate                   (43,500)         (100,700)        (195,982)
Purchase of property and equipment                                 (224,632)         (269,821)        (326,995)
                                                            ---------------  ----------------  ---------------

Net cash used in investing activities                              (268,132)         (370,521)        (522,977)
                                                            ---------------  ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts payable -  affiliates                                    2,149,158         2,075,454        2,615,263
Proceeds from mortgages and notes payable                         9,355,044        12,333,559       11,929,435
Proceeds from notes payable -  affiliates                            18,971           140,181          545,657
Payments on mortgages and notes payable                         (20,339,737)      (12,873,046)     (14,361,624)
Payments on notes payable -  affiliates                            (231,857)         (345,952)        (127,000)
                                                            ---------------  ----------------  ---------------

Net cash (used in) provided by financing activities              (9,048,421)        1,330,196          601,731
                                                            ---------------  ----------------  ---------------

Net increase (decrease) in cash and equivalents                     246,863            (4,319)         (48,557)

CASH AND EQUIVALENTS, beginning of period                           566,146           570,465          619,022
                                                            ---------------  ----------------  ---------------

CASH AND EQUIVALENTS, end of period                        $        813,009 $         566,146 $        570,465
                                                            ===============  ================  ===============

The accompanying notes are an integral part of these consolidated financial statements.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Note 1 - Significant Accounting Policies

A) Organization

NTS Mortgage Income Fund (the "Fund"), a Delaware corporation, was formed on September 26, 1988. The Fund operated as a real estate investment trust (REIT) under the Internal Revenue Code of 1986 (the "Code"), as amended, from its inception through December 31, 1996. The Fund began operating as a "C" corporation under the Code for tax purposes effective January 1, 1997. NTS Corporation is the sponsor of the Fund (the "Sponsor"), NTS Advisory Corporation is the advisor to the Fund (the "Advisor"), and NTS Residential Management Company is the manager to the Fund ("NTS Management"). The Advisor and NTS Management are affiliates of and are under common control with NTS Corporation. As used in this Form 10-K the terms "we," "us" or "our," as the context requires, may refer to the Fund or its interests in properties and its joint venture.

Our wholly-owned subsidiaries include NTS/Lake Forest II Residential Corporation ("NTS/LFII") and NTS/Virginia Development Company ("NTS/VA").

NTS/LFII is in the process of developing approximately 1,176 residential lots of land located in Louisville, Kentucky into a single-family residential community (Lake Forest) and operates a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. As of December 31, 2002, approximately 854 of the 1,176 residential lots have been developed and approximately 70% of the total projected lots to be developed have been sold. In addition, Lake Forest has amenities consisting of a clubhouse, pools, tennis courts, recreation fields and several lakes.

NTS/VA is in the process of developing approximately 1,493 residential lots of land located in the Chancellor district of Spotsylvania County, Virginia, approximately 60 miles south of Washington D.C., into a single-family residential community (Fawn Lake) and has completed a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. As of December 31, 2002, approximately 707 of the 1,493 total lots have been developed and approximately 42% of the total projected lots to be developed have been sold. Included on the property is a 285 acre lake. In addition, Fawn Lake has amenities consisting of a clubhouse, pool, tennis courts and boat docks.

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

E) Revenue Recognition

We recognize revenue and related costs from lot sales using the accrual method in accordance with GAAP, which is when payment has been received and title, possession and other attributes of ownership have been transferred to the buyer, and we are not obligated to perform significant activities after the sale. We generally require a minimum down payment of at least 10% of the sales price of the lot. The country clubs recognize operating revenue as services are performed. Membership initiation fees are recognized at the time each new member joins the club.

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

G) Long-Lived Assets

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value may be written down to fair market value. Application of this standard during the year ended December 31, 2000, resulted in an impairment loss of $4,500,000 for the NTS/LFII project. See Note 6 - Inventory for further information pertaining to this impairment charge. SFAS No. 121 has been superseded by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 for the year ended December 31, 2002 with no effect on our financial statements.

H) Advertising

We expense advertising costs as incurred, which are included in selling, general and administrative in the accompanying consolidated statements of operations. Advertising expense was approximately $921,000, $1,025,000 and $1,535,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

I) Environmental Remediation and Compliance

Environmental liabilities for remediation costs are accrued based on estimates of known environmental remediation exposures. Liabilities are recognized when they are probable and can be reasonably estimated. Environmental compliance costs are expensed as incurred. No such liabilities existed as of December 31, 2002 and 2001.

J) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with an original maturity of three (3) months or less that are readily convertible to cash.

Cash payments for interest, net of amounts capitalized, cash payments for income taxes, net of refunds and other non-cash items are as follows:

                                                     2002               2001               2000
                                                ---------------    ---------------    ---------------
Interest                                      $          32,978  $          69,758  $         152,679

Federal income taxes                          $              --  $              --  $              --

Non-cash items:
  Additions to property and equipment         $                  $       3,000,000  $              --

K) Segment Reporting

Our reportable operating segments include only one segment which is the development and sale of single-family residential lots.

L) Reclassification

Certain line items on the cash flow statement for 2001 and 2000 were reclassified to conform to the presentation for 2002.

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

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land. As of December 31, 2002, approximately 510 of 749 total lots have been developed and approximately 63% of the total projected lots to be developed have been sold. The Joint Venture will continue to own and develop the Orlando Lake Forest project.

We contributed to the Joint Venture as a capital contribution its interest in the principal and interest of the first mortgage loan on the Orlando Lake Forest project, and obtained a 50% interest in the Joint Venture. The NTS entities named above hold cumulatively the remaining 50% interest in the Joint Venture.

The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of December 31, 2002 and 2001, our percentage interest was 50%, and our investment balance in the Joint Venture was $1,581,209 and $1,557,929, respectively. Our share of the Joint Venture's net income (loss) for the years ended December 31, 2002, 2001 and 2000 was $(20,220), $127,802 and ($3,017,862), respectively.

GAAP requires that such investments be recorded at the lower of carrying value or fair market value. The application of these principles resulted in an asset impairment charge of $5.2 million in the fourth quarter of 2000, our portion being $2.6 million. All estimates used in this evaluation represent management's best estimates based on the facts present at the date of such evaluations.

During the year ended 2002, the Fund and the other joint venture partners contributed as a capital contribution $87,000 to the joint venture, our portion being $43,500.

During the year ended 2001, the Fund and the other joint venture partners contributed as a capital contribution $201,400 to the joint venture, our portion being $100,700.

During the year ended 2000, the Fund and the other joint venture partners contributed as a capital contribution $391,964 to the joint venture, our portion being $195,982.

Presented below are approximate condensed balance sheets for the Joint Venture as of December 31, 2002 and 2001, and approximate statements of operations for the three years ended December 31, 2002, 2001 and 2000:

                                                 December 31,        December 31,
                                                     2002                2001
                                               -----------------  ------------------
Balance Sheets
Notes receivable                              $               -- $            45,000
Inventory                                              6,557,000           6,462,000
Other, net                                               209,000             287,000
                                               -----------------  ------------------

     Total assets                             $        6,766,000 $         6,794,000
                                               =================  ==================

Mortgages and notes payable                              206,000           1,006,000
Other liabilities                                      3,398,000           2,672,000
Equity                                                 3,162,000           3,116,000
                                               -----------------  ------------------

     Total liabilities and equity             $        6,766,000 $         6,794,000
                                               =================  ==================

                                                   Year Ended December 31,
                                      --------------------------------------------------
                                           2002              2001             2000
                                      ---------------  ----------------  ---------------
Statements of Operations
Lot sales, net of discounts          $      5,239,000 $       5,631,000 $      3,804,000
Cost of sales                              (3,728,000)       (3,712,000)      (2,925,000)
Other expenses, net                        (1,551,000)       (1,663,000)      (6,915,000)
                                      ---------------  ----------------  ---------------

     Net (loss) income               $        (40,000)$         256,000 $     (6,036,000)
                                      ===============  ================  ===============
Note 4 - Member Initiation Fees and Other Accounts Receivable

Fawn Lake Country Club and Lake Forest Country Club membership initiation fees receivable totaled approximately $216,000 and $484,000 as of December 31, 2002 and 2001, respectively. The receivable is net of a discount of $81,000 and $53,000, respectively, recorded to allow for the present value of the membership initiation fee receivables considering the estimated timing of collections. Also included is the accounts receivable from club members for dues, use of the golf course, and use of the dining facility totaling $466,000 and $393,000 as of December 31, 2002 and 2001, respectively. This receivable is net of an allowance for doubtful accounts of $4,000 and $5,000, respectively. See Note 9 regarding our receivable for the sale of undeveloped land.

Note 5 - Notes Receivable

Notes receivable are secured by a first mortgage on lots sold to individuals. The notes bear interest at the prevailing market rates at the time the lots were sold. The majority of the notes are due between five and seven years, with monthly payments based on a 30-year amortization and the balance due at the maturity date. Notes totaling approximately $795,000 and $966,000 are pledged as security for notes payable to banks under certain Warehouse Line of Credit Agreements and other debt agreements as of December 31, 2002 and 2001, respectively.

The minimum scheduled notes receivable payments on December 31, 2002 are approximately as follows:

                                                 Amount
                                       ---------------------------
                2003                 $                      27,000
                2004                                        29,000
                2005                                       130,000
                2006                                       335,000
                2007                                       274,000
                                       ---------------------------

                                     $                     795,000
                                       ===========================

Note 6 - Inventory

Inventory consists of approximately the following as of December 31, 2002:

                                                  NTS/LFII           NTS/VA        Consolidated
                                               ---------------  ----------------  ---------------
Land held for future development,
  under development and completed lots        $      1,903,000 $      17,874,000 $     19,777,000

Country club (net of membership
  initiation fees)                                   4,199,000                --        4,199,000

Amenities                                            1,180,000        13,241,000       14,421,000
                                               ---------------  ----------------  ---------------

                                              $      7,282,000 $      31,115,000 $     38,397,000
                                               ===============  ================  ===============

Inventory consists of approximately the following as of December 31, 2001:

                                                  NTS/LFII           NTS/VA        Consolidated
                                               ---------------  ----------------  ---------------
Land held for future development,
  under development and completed lots        $      1,682,000 $      19,031,000 $     20,713,000

Country club (net of membership
  initiation fees)                                   5,199,000                --        5,199,000

Amenities                                            1,456,000        19,960,000       21,416,000
                                               ---------------  ----------------  ---------------

                                              $      8,337,000 $      38,991,000 $     47,328,000
                                               ===============  ================  ===============

We capitalized in inventory approximately $1,260,000 and $1,816,000 of interest and real estate taxes during 2002 and 2001, respectively. Interest and real estate taxes incurred was approximately $1,403,000 and $1,884,000 for the years ended December 31, 2002 and 2001, respectively.

Inventory for 2002 includes approximately $12,474,000, net of approximately $8,275,000 of net country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

Inventory for 2001 includes approximately $13,324,000, net of approximately $8,125,000 of net country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from the initial issuance of memberships to the Country Club. The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $619,000, which is expected to be offset by member initiation fees. During 2002 and 2001 the Lake Forest Country Club operating deficit was approximately $930,000 and $843,000, respectively, and was capitalized as a cost of inventory.

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," requires that the Club be reported separately from inventory on our balance sheets as an asset available for sale based on its approximate market value. The assets' estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the December 31, 2002 balance sheet. During the first quarter of 2001 approximately $274,000 of the Fawn Lake Country Club deficit was capitalized as a cost of inventory. During the year ended December 31, 2000, the Fawn Lake Country Club deficit was approximately $882,000, and was capitalized as a cost of inventory.

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

Note 7 - Property and Equipment

The following schedule provides an analysis of our approximate investment in property and equipment on December 31:

                                                    2002              2001
                                               ---------------  ----------------
Land and buildings                            $      3,429,000 $       3,292,000

Equipment                                            1,757,000         1,995,000
                                               ---------------  ----------------

                                                     5,186,000         5,287,000

     Less accumulated depreciation                   1,515,000         1,643,000
                                               ---------------  ----------------

                                              $      3,671,000 $       3,644,000
                                               ===============  ================

Note 8 - Notes and Mortgage Loans Payable

Notes and mortgage loans payable consist of the following:

                                                                      2002             2001
                                                                ----------------  ---------------
Mortgage loan payable to a bank in the amount of $18,000,000, bearing interest at the Prime Rate + 1.0%, payable monthly, due
October 31, 2005, secured by inventory of NTS/VA and
NTS/LFII, generally principal payments consist of
approximately 91% of the Gross Receipts from lot sales,
personally guaranteed by Mr. J. D. Nichols, Chairman of the
Board of the Fund's Sponsor, for 50% of the outstanding loan balance and a $2 million letter of credit from a third party
lender with the beneficiary being the bank.                    $       4,961,203 $     15,611,926

Note payable to a bank in the amount of $9,000,000, bearing
interest at 8.25%, payable monthly, due November 1, 2004,
secured by a Certificate of Deposit owned by NTS Financial
Partnership, an affiliate of the Fund.                                 6,696,959        6,696,959

Mortgage loan payable to a bank in the amount of $4,000,000, bearing interest at the Prime Rate + .5%, payable monthly, due
October 5, 2003, secured by the Lake Forest Country Club and golf course and a $200,000 letter of credit from a third party
lender with the beneficiary being the bank, guaranteed by NTS          1,730,000        1,960,000
Corporation, the Fund's Sponsor.

Warehouse line of credit agreement with a bank, bearing interest at the Prime Rate + .75% , due September 30, 2003, secured by notes receivable (see Note 5), principal payments consist of
payments received from notes receivable securing the obligation          795,168          603,714

Note payable to a bank in the amount of $1,174,800, bearing
interest at the Prime Rate + .5%, secured by note receivable (see
Note 5), due in monthly installments of $5,000, with any
outstanding principal and accrued interest due and payable in
full on December 29, 2002.                                                    --          290,979

Other                                                                    203,112          207,557
                                                                ----------------  ---------------

                                                               $      14,386,442 $     25,371,135
                                                                ================  ===============

We anticipate seeking renewals or refinancing the debts coming due within the next twelve months with our existing creditors, however, there can be no assurances that we will be successful in doing so. The Prime Rate was 4.25% and 4.75% on December 31, 2002 and 2001, respectively.

The minimum scheduled principal payments on debt outstanding on December 31, 2002 are approximately as follows:

                    2003                      $          2,623,500
                    2004                                 7,728,800
                    2005                                 4,033,600
                    2006                                       500
                 Thereafter                                     --
                                                ------------------

                                              $         14,386,400
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

Note 9 - Related Party Transactions

As of December 31, 2002, the Sponsor or an affiliate owned 237,422 shares of the Fund. The Fund has entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the property management agreements, we were charged the following amounts for the year ended December 31, 2002, 2001 and 2000. These amounts are reflected in selling, general and administrative - affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements.

                                                    2002              2001             2000
                                               ---------------  ----------------  ---------------
Personnel related costs:
  Finance and accounting                      $        245,000 $         263,000 $        263,000
  Data processing                                       73,000            70,000           96,000
  Human resources                                       38,000            45,000           37,000
  Sales and administrative                           1,531,000         1,488,000        1,287,000
  Legal                                                 66,000            57,000           39,000
Marketing                                              113,000           193,000          182,000
Rent                                                    49,000            55,000           50,000
Other general and administrative                       197,000           159,000           89,000
                                               ---------------  ----------------  ---------------

Total expense reimbursements                  $      2,312,000 $       2,330,000 $      2,043,000
                                               ===============  ================  ===============

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the years ended December 31, 2002, 2001 and 2000, was approximately $843,000, $494,000 and $561,000, respectively. These amounts are classified with selling, general and administrative-affiliates in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $3,274,000, $3,249,000 and $2,644,000 accrued to NTS Management or an affiliate during the years ended December 31, 2002, 2001, and 2000, respectively, for Fawn Lake Country Club and Lake Forest Country Club. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $176,000, $180,000 and $170,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club and Lake Forest Country Club for the years ended December 31, 2002, 2001, and 2000. The Lake Forest Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the years ended December 31, 2002, 2001, and 2000. The Fawn Lake Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the period January 1, 2001 to March 31, 2001 and for the year ended December 31, 2000. Beginning April 1, 2001, the expense reimbursements and recovery fees of the Fawn Lake Country Club were included with country club operations in our statement of operations.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS VA and the Fund's share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders' original capital contribution. As of December 31, 2002, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 2002, no amount had been accrued as an incentive payment in our consolidated financial statements.

Advances and Notes Payable Affiliates

We have received advances from an affiliate of the Fund's Sponsor, net of repayments, totaling approximately $0, and $213,000 as of December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, the advances bear interest at the Prime Rate.

As presented in the accompanying consolidated balance sheet as of December 31, 2002, accounts payable - affiliates of approximately $8,034,270 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements discussed above. NTS

Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by us as of December 31, 2002 and those amounts that will accrue during fiscal 2003 through the period ending March 31, 2004, other than as permitted by our cash flows. Management believes that NTS Development Company and NTS Residential Management have the financial ability to defer amounts owed them by us. There can be no assurances that this level of support will continue past March 31, 2004.

Sale of Undeveloped Land

On March 6, 2001, the NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC ("Fairways"), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller's (NTS/LFII) cost of the property sold. This unrecognized profit is offset against the receivable on the balance sheet. The receivable balance related to this sale was approximately $210,000 and $413,000, on December 31, 2002 and 2001, respectively. The transactional values were derived from an independent appraisal performed by Integra Chapman & Bell dated January 4, 2000.

Note 10 - Country Club Accounting

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

Presented below are the appropriate condensed statements of operations for the Fawn Lake Country Club for the period January 1, 2002 to December 31, 2002 and April 1, 2001 to December 31, 2001:

                                                                     For the Period              For the Period
                                                                   January 1, 2002 to           April 1, 2001 to
                                                                   December 31, 2002           December 31, 2001
                                                                ------------------------    ------------------------
Revenues
Operating revenue                                              $               1,361,000  $                1,019,000
Other revenue                                                                      2,000                       6,000
                                                                ------------------------    ------------------------

     Total revenues                                                            1,363,000                   1,025,000
                                                                ------------------------    ------------------------

Expenses
Cost of goods sold                                                               248,000                     167,000
Selling, general and administrative - affiliates                               1,380,000                   1,009,000
Selling, general and administrative                                              643,000                     635,000
Depreciation                                                                      41,000                      35,000
                                                                ------------------------    ------------------------

     Total expenses                                                            2,312,000                   1,846,000
                                                                ------------------------    ------------------------

Net loss                                                       $                (949,000) $                 (821,000)
                                                                ========================    ========================

Selling, general and administrative - affiliates include expense reimbursements of approximately $1,330,000 and overhead recovery fees of approximately $50,000, accrued to NTS Management or an affiliate. The expense reimbursements include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. The overhead recovery fees are reimbursements to NTS Management for overhead expenses attributable to the employees and efforts of NTS Management, in an amount equal to 3.75% of the Club's gross cash receipts.

Selling, general and administrative includes landscaping, repairs and maintenance, operating lease payments, utilities, advertising and insurance.

Note 11 - Income Taxes

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

                                                    2002              2001
                                               ---------------  ----------------
Deferred tax assets/liabilities
Net operating loss carry forwards             $      6,665,000 $       4,398,000
Inventory                                            3,543,000         5,758,000
Deferred revenue                                       213,000            73,000
                                               ---------------  ----------------
Deferred tax assets                                 10,421,000        10,229,000

Deferred tax liability                              (1,207,000)       (1,330,000)

Valuation allowance                                 (9,214,000)       (8,899,000)
                                               ---------------  ----------------

Total deferred tax assets/liabilities         $             -- $              --
                                               ===============  ================

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on its history of operating losses and its expectations for the future, that it is more likely than not that the net deferred tax assets on December 31, 2002 and 2001, will not be realized. As of December 31, 2002, we have a federal net operating loss carryforward of approximately $17,539,000 expiring during various years beginning in 2012 and ending in 2022.

A reconciliation of the statutory to the effective rate of the Fund for the years ended December 31, is as follows:

                                                     2002               2001
                                                ---------------    ---------------
Tax benefit using statutory rate              $         293,000  $         945,000
Valuation allowance                                    (314,000)        (1,166,000)
Other                                                    21,000            221,000
                                                ---------------    ---------------

Income tax expense (all deferred)             $              --  $              --
                                                ===============    ===============

Substantially all of the difference between the tax benefit calculated at the statutory rate and the tax provision provided on the accompanying statements of operations is due to the creation of a valuation allowance on previously recorded deferred tax assets.

Note 12 - Financial Instruments

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

Note 13 - Commitments and Contingencies

The Fund, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Fund with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that it may acquire in the future.

We do not believe there is any litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on our consolidated financial statements. We believe we have adequate insurance.

NTS/LFII and NTS/VA have various letters of credit outstanding to governmental agencies and utility companies totaling approximately $2,200,000 and $2,351,000 as of December 31, 2002 and 2001, respectively. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

It is estimated that the homeowners' association amenities at the Fawn Lake project will be substantially completed by December 2008. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $870,000 to complete the homeowners' association amenities for the project. These costs are estimated to be incurred as follows: $350,000 for 2003, $0 for 2004, $50,000 for 2005, $420,000 for 2006, $0 for 2007, and $50,000 for 2008.

NTS/Lake Forest II Residential Corporation entered into an agreement with Lake Forest Country Club, Inc. in February, 1992 which governed the transfer of control, conveyance of assets and management of the Lake Forest Country Club, Inc. to its members. The transfer was dependent on the occurrence of certain future events and once one of these events occurred, transfer would take place within sixty days. If other events triggering the transfer did not occur by October 29, 2003, then this date became triggering date. It is expected the Club will transfer to the members no later than December 28,2003.

Note 14 - Guaranties to the Fund

NTS Guaranty Corporation (the "Guarantor"), an affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions, as defined in the Fund's Prospectus. As of December 31, 2002, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000.

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

Note 15 - Unaudited Quarterly Financial Data

            2002                    March 31     June 30       September 30      December 31            Total
                               -------------  -------------   ---------------  ---------------      -------------
Net revenues                  $    1,061,247 $    2,479,156  $      1,717,516 $      1,375,917     $    6,633,836
Total expenses                     1,735,801      2,008,227         1,846,503        1,905,038          7,495,569
                               -------------  -------------   ---------------  ---------------      -------------
(Loss) income before
  federal income tax                (674,554)       470,929          (128,987)        (529,121)          (861,733)
Federal income tax                        --             --                --               --                 --
                               -------------  -------------   ---------------  ---------------      -------------
Net (loss) income                   (674,554)       470,929          (128,987)        (529,121)          (861,733)
                               =============  =============   ===============  ===============      =============

Net (loss) income per share   $        (0.21)$         0.15  $          (0.04)$          (0.17)    $        (0.27)
                               =============  =============   ===============  ===============      =============

            2001                    March 31     June 30       September 30      December 31            Total
                               -------------  -------------   ---------------  ---------------      -------------
Net revenues                  $      605,549 $    1,126,054  $      1,010,267 $      1,061,891     $    3,803,761
Total expenses                     1,300,187      1,649,976         2,022,014        1,611,386          6,583,563
                               -------------  -------------   ---------------  ---------------      -------------
Loss before federal
  income tax                        (694,638)      (523,922)       (1,011,747)        (549,495)        (2,779,802)
Federal income tax                        --             --                --               --                 --
                               -------------  -------------   ---------------  ---------------      -------------
Net loss                            (694,638)      (523,922)       (1,011,747)        (549,495)        (2,779,802)
                               =============  =============   ===============  ===============      =============

Net loss per share            $        (0.22)$        (0.16) $          (0.32)$          (0.17)    $        (0.87)
                               =============  =============   ===============  ===============      =============
Note 16 - Subsequent Event

On March 17, 2003, the Fund was notified that the bank would not renew the line of credit agreement maturing on September 30, 2003. We plan to seek financing from another creditor. However, there can be no assurances that we will be successful in doing so.

REPORT OF INDEPENDENT AUDITORS

To the Orlando Lake Forest Joint Venture:

We have audited the accompanying balance sheet of Orlando Lake Forest Joint Venture (a Florida general partnership) as of December 31, 2002, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of Orlando Lake Forest Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Orlando Lake Forest Joint Venture as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Orlando Lake Forest Joint Venture as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Louisville, Kentucky
March 26, 2003

This report is a copy of the previously issued Arthur Andersen LLP ("Andersen") Auditors'
report. This report has not been reissued by Andersen

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

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

ORLANDO LAKE FOREST JOINT VENTURE
BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                                                  2002                2001
                                                            -----------------   -----------------
ASSETS
Cash and equivalents                                       $          109,653  $          162,284
Notes receivable                                                           --              44,829
Inventory                                                           6,556,707           6,461,740
Property and equipment, net of accumulated
 depreciation of approximately $97,000 and $93,000                     44,080              65,609
Other assets                                                           55,806              60,032
                                                            -----------------   -----------------

     TOTAL ASSETS                                          $        6,766,246  $        6,794,494
                                                            =================   =================

LIABILITIES AND PARTNERS' EQUITY
Accounts payable and accrued expenses                      $          871,311  $          475,406
Accounts payable - affiliates                                       2,460,222           2,133,985
Notes and mortgage loans payable                                      205,994           1,006,246
Lot deposits                                                           66,300              63,000
                                                            -----------------   -----------------

     TOTAL LIABILITIES                                              3,603,827           3,678,637
                                                            -----------------   -----------------

COMMITMENTS AND CONTINGENCIES (Note 6)

TOTAL PARTNERS' EQUITY                                              3,162,419           3,115,857
                                                            -----------------   -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $        6,766,246  $        6,794,494
                                                            =================   =================

The accompanying notes are an integral part of these financial statements.

ORLANDO LAKE FOREST JOINT VENTURE
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                 2002              2001             2000
                                                            ---------------  ----------------  ---------------
REVENUES
Lot sales, net of discounts                                $      5,238,735 $       5,631,130 $      3,803,805
Cost of sales                                                    (3,727,551)       (3,712,107)      (2,925,259)
                                                            ---------------  ----------------  ---------------

     Gross profit                                                 1,511,184         1,919,023          878,546

Interest and other income                                            59,665            73,002          114,923
                                                            ---------------  ----------------  ---------------

     NET REVENUES                                                 1,570,849         1,992,025          993,469
                                                            ---------------  ----------------  ---------------

EXPENSES
Selling, general and administrative -  affiliates                   877,285           754,455          781,873
Selling, general and administrative                                 708,792           925,363          925,180
Interest expense                                                         --            20,992           89,025
Depreciation and amortization expense                                25,210            35,611           33,116
Asset impairment charge (Note 3)                                         --                --        5,200,000
                                                            ---------------  ----------------  ---------------

    TOTAL EXPENSES                                                1,611,287         1,736,421        7,029,194
                                                            ---------------  ----------------  ---------------

Net income (loss)                                          $        (40,438)$         255,604 $     (6,035,725)
                                                            ===============  ================  ===============

The accompanying notes are an integral part of these financial statements.

ORLANDO LAKE FOREST JOINT VENTURE
STATEMENTS OF PARTNERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (1)

                                                     Partners'
                                                       Equity
                                               ----------------------
Partners' equity
  January 1, 2000                             $             8,302,616

  Net loss                                                 (6,035,725)

  Capital contributions                                       391,962
                                               ----------------------

Partners' equity
  December 31, 2000                                         2,658,853

  Net income                                                  255,604

  Capital contributions                                       201,400
                                               ----------------------

Partners' equity
  December 31, 2001                                         3,115,857

  Net loss                                                    (40,438)

  Capital contributions                                        87,000
                                               ----------------------

Partners' equity
  December 31, 2002                           $             3,162,419
                                               ======================

(1)  For the periods presented, there are no elements of other comprehensive income as defined by the Financial
     Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting
     Comprehensive Income."

The accompanying notes are an integral part of these financial statements.

ORLANDO LAKE FOREST JOINT VENTURE
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                 2002              2001             2000
                                                            ---------------  ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $        (40,438)$         255,604 $     (6,035,725)
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
  Depreciation and amortization expense                              25,210            35,611           33,116
  Asset impairment charge                                                --                --        5,200,000
  Changes in assets and liabilities:
    Accounts receivable                                                  --                --            3,219
    Notes receivable                                                 44,829            39,072          212,248
    Inventory                                                       (54,777)        2,387,443          777,756
    Other assets                                                    (16,429)               --              159
    Accounts payable                                                395,905            13,704         (142,685)
    Lot deposits                                                      3,300           (13,500)         (17,950)
    Other liabilities                                                    --          (276,630)        (225,000)
                                                            ---------------  ----------------  ---------------

     Net cash provided by (used for) operating activities           357,600         2,441,304          (194,862)
                                                            ---------------  ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                  (3,681)          (14,318)          (65,419)
                                                            ---------------  ----------------  ---------------

     Net cash used for investing activities                          (3,681)          (14,318)          (65,419)
                                                            ---------------  ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                       3,056,395           761,815        2,156,694
Payments on notes payable                                        (3,856,647)       (4,156,634)      (3,054,787)
Accounts payable -  affiliates                                      326,237           877,434          742,008
Capital contribution                                                 87,000           201,400          391,962
Loan costs                                                          (19,535)           (5,000)                    --
                                                            ---------------  ----------------  ---------------

     Net cash (used for) provided by financing activities          (406,550)       (2,320,985)         235,877
                                                            ---------------  ----------------  ---------------

     Net (decrease) increase in cash and equivalents                (52,631)          106,001          (24,404)

CASH AND EQUIVALENTS, beginning of period                           162,284            56,283           80,687
                                                            ---------------  ----------------  ---------------

CASH AND EQUIVALENTS, end of period                        $        109,653 $         162,284 $          56,283
                                                            ===============  ================  ===============

The accompanying notes are an integral part of these financial statements.

ORLANDO LAKE FOREST JOINT VENTURE
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

F) Long-Lived Assets

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value may be written down to fair market value. Application of this standard during the year ended December 31, 2000, resulted in an impairment loss of $5.2 million, which was primarily a result of management's extension of the estimated life of the project for one year. See Note 3 - Inventory, for further information pertaining to this impairment charge. SFAS No. 121 has been superseded by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 for the year ended December 31, 2002 with no effects on our financial statements.

G) Advertising

OLFJV expenses advertising costs as incurred, which are included in selling, general and administrative in the accompanying statements of operations. Advertising expense was approximately $504,000, $608,000 and $529,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

H) Environmental Remediation and Compliance

Environmental liabilities for remediation costs are accrued based on estimates of known environmental remediation exposures. Liabilities are recognized when they are probable and can be reasonably estimated. Environmental compliance costs are expensed as incurred. No such liabilities existed as of December 31, 2002 and 2001.

I) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with an original maturity of three (3) months or less that are readily convertible to cash.

Cash payments for interest, net of amounts capitalized are as follows:

                                                 2002               2001                2000
                                            ---------------    ---------------    ----------------

Interest                                 $            4,969 $           26,696 $            58,853
J) Tax Status

OLFJV has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a general partnership for federal income tax purposes. As such, OLFJV makes no provision for income taxes. The taxable income or loss is passed through to the holders of the partnership Interests for inclusion on their individual income tax returns.

K) Segment Reporting

OLFJV's reportable operating segments include only one segment that is the development and sale of residential subdivision lots.

Note 2 - Notes Receivable

Notes receivable are secured by a first mortgage on lots sold to individuals. The notes bear interest at the prevailing market rates at the time the lots were sold. As of December 31, 2002, there were no notes receivable.

Note 3 - Inventory

Inventory consists approximately of the following as of December 31:

                                                    2002              2001
                                               ---------------  ----------------
Land held for future development,
  under development and completed lots        $        635,000 $         625,000
Amenities                                            5,921,000         5,837,000
                                               ---------------  ----------------

                                              $      6,556,000 $       6,462,000
                                               ===============  ================

OLFJV capitalized in inventory approximately $125,000 and $348,000 of interest and real estate taxes during 2002 and 2001, respectively. Interest and real estate taxes incurred were approximately $187,000 and $438,000 for the years ended December 31, 2002 and 2001, respectively.

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

Note 4 - Notes and Mortgage Loans Payable

Notes and mortgage loans payable consist of the following:

                                                                      2002             2001
                                                                ----------------  ---------------
Mortgage loan  payable to a bank in the amount of $5,500,000, bearing interest at the Prime Rate + .5%, due on demand with
180 days written notice, secured by inventory of OLFJV and a
$300,570 letter of credit, generally principal payments consist
of approximately 41% of the Gross Receipts of lot sales.       $         176,376 $        911,049

Warehouse Line of Credit Agreements with a bank, bearing
interest at the Prime Rate + 1%, secured by notes receivable, principal payments consist of payments received  from notes
receivable securing the obligation, due December 15, 2002.                    --           44,829

Other                                                                     29,618           50,368
                                                                ----------------  ---------------

                                                               $         205,994 $      1,006,246
                                                                ================  ===============

OLFJV anticipates seeking renewals or refinancing the debts coming due within the next twelve months with existing creditors. The Prime Rate was 4.25% and 4.75% on December 31, 2002 and 2001, respectively.

The minimum scheduled principal payments on debt outstanding on December 31, 2002 are approximately as follows:

                    2003                      $            195,000
                    2004                                    11,000
                                                ------------------

                                              $            206,000
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

We have a commitment to a creditor of the Fund to apply 50% of our net lot sales proceeds against the outstanding balance of the Fund's $18,000,000 loan once our mortgage loan is paid in full.

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

Expense recovery of approximately $679,000, $542,000 and $639,000 accrued to NTS Management or an affiliate during the years ended December 31, 2002, 2001 and 2000, respectively, for compensation costs and various non-payroll related operating expenses. These amounts are reflected in selling, general and administrative - affiliates on the accompanying statements of operations:

                                                    2002              2001             2000
                                               ---------------  ----------------  ---------------
Personnel related costs:
  Finance and accounting                      $         64,000 $          49,000 $         87,000
  Sales and administrative                             584,000           462,000          510,000
  Data processing                                       19,000            18,000           28,000
  Human resources                                       12,000            13,000           14,000
                                               ---------------  ----------------  ---------------

Total expense reimbursements                  $        679,000 $         542,000 $        639,000
                                               ===============  ================  ===============

Additionally, OLFJV incurs an overhead recovery, which is a reimbursement to NTS Management for overhead expenses attributable to the employees and the efforts of NTS Management, in an amount equal to 3.75% of the project's gross cash receipts. For the years ended December 31, 2002, 2001 and 2000, overhead recovery incurred was approximately $198,000, $212,000 and $143,000, respectively.

B) Accounts Payable - Affiliates

As presented in the accompanying balance sheet as of December 31, 2002, accounts payable - affiliates of approximately $2,460,222 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by the OLFJV as of December 31, 2002 and those amounts that will accrue during fiscal 2003 through the period ending March 31, 2004, other than as permitted by cash flows of the OLFJV. Management of OLFJV believes that NTS Development Company and NTS Residential Management Company have the financial ability to defer amounts owed to them by OLFJV. There can be no assurances that this level of support will continue past March 31, 2004.

REPORT OF INDEPENDENT AUDITORS

To the Shareholder of NTS Guaranty Corporation:

We have audited the accompanying balance sheet of NTS Guaranty Corporation (a Kentucky corporation) as of December 31, 2002. This balance sheet is the responsibility of NTS Guaranty Corporation's management. Our responsibility is to express an opinion on this balance sheet based on our audit. The balance sheet of NTS Guaranty Corporation as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, was audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion of that sheet.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheets presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 balance sheet referred to above presents fairly, in all material respects, the financial position of NTS Guaranty Corporation as of December 31, 2002, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Louisville, Kentucky
March 26, 2003

This report is a copy of the previously issued Arthur Andersen LLP ("Andersen") Auditors'
report. This report has not been reissued by Andersen

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

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS GUARANTY CORPORATION
BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                                                 2002              2001
                                                            ---------------  ----------------

Cash                                                       $            100 $             100
                                                            ---------------  ----------------

     Total Assets                                          $            100 $             100
                                                            ===============  ================

STOCKHOLDER'S EQUITY

Common stock, no par value, 100 shares issued and
  outstanding                                              $             10 $              10
Additional paid-in capital                                       10,000,090        10,000,090
                                                            ---------------  ----------------

                                                                 10,000,100        10,000,100

Less non-interest bearing demand note receivable from
  the majority stockholder of NTS Corporation                   (10,000,000)      (10,000,000)
                                                            ---------------  ----------------

     Total Stockholder's Equity                            $            100 $             100
                                                            ===============  ================

NOTES TO BALANCE SHEETS

Note 1 - Summary of Significant Accounting Policies

A) Organization

NTS Guaranty Corporation (the "Guarantor"), a Kentucky corporation, was formed in February 1987 and is an affiliate of NTS Corporation. NTS Corporation is the Sponsor of the NTS Mortgage Income Fund (the "Fund"). The balance sheets include all of the assets and liabilities which relate to the Guarantor. The Guarantor is authorized to issue up to 2,000 shares of common stock with no par value. There are 100 shares issued and outstanding which were purchased by Mr. J. D. Nichols, Chairman of the Board of Directors of the Sponsor and of the Fund. In addition, Mr. Nichols has given the Guarantor a non-interest bearing demand note receivable for $10,000,000, the receivable of which is included in additional paid-in capital. Expenses (consisting mostly of state taxes and licenses) of the Guarantor totaling approximately $15 for each of the years ended December 31, 2002 and 2001, were paid by an affiliate of the Sponsor, which are insignificant, and therefore no statements of operations or statements of cash flows are presented. These expenses will not be reimbursed to the affiliate.

B) Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with Accounting Principles Generally Accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Financial Instruments

The book values of cash are considered to be representative of their respective fair values because of the immediate or short-term maturity of these financial instruments. The fair value of the NTS Guaranty Corporation's notes receivable approximated the book value.

Note 3 - Commitments

The Guarantor has guaranteed that Investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their Original Capital Contributions, as defined in the Fund's prospectus. As of December 31, 2002, the Fund has raised approximately $63,690,000 and has paid distributions of approximately $23,141,000.

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

Item 9 - Change in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 23, 2002, as recommended by the Fund's Audit Committee, the Fund's Board of Directors decided to no longer engage Arthur Andersen LLP ("Andersen") as the Fund's independent public accountants and engaged Ernst & Young LLP to serve as the Fund's independent public accountants for 2002.

Andersen's reports on the Fund's consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Fund's two most recent fiscal years and interim period preceding the dismissal, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 10 - Directors and Executive Officers of the Registrant

The directors and principal officers of the Fund are as follows:

Name	Office With the Fund
J. D. Nichols	Chairman of the Board of Directors
Robert M. Day	Director*
Gerald B. Thomas	Director*
Gerald B. Brenzel	Director*
Brian F. Lavin	President and Director

*   Robert M. Day, Gerald B. Thomas and Gerald B. Brenzel are the Independent Directors of the Fund. They are not employees, partners, officers or directors of the Sponsor or any of its affiliates.

J. D. Nichols (age 61) is Chairman and Chief Executive Officer of NTS Corporation, its subsidiaries and affiliates. He is also a member and Chairman of the Board of Directors of the NTS Mortgage Income Fund. He graduated from the University of Louisville School of Law in 1964 and conducted his undergraduate studies at the University of Kentucky, with a concentration in accounting, marketing, business administration, and finance. Mr. Nichols began his career in construction and real estate development in 1965, and since then has overseen the development of more than 8,000 acres of land and 7,000,000 square feet of office, residential, commercial, and industrial construction, throughout the southeastern United States. He is a member of the National Association of Home Builders, the Louisville Association of Home Builders, and the Louisville Board of Realtors. He has also served as Vice President and Director of the Louisville and National Apartment Associations. He is currently a director and past member of the Executive Committee of Greater Louisville Inc. (The Metro Chamber of Commerce), and is Vice-Chairman of the Board of the Regional Airport Authority of Louisville and Jefferson County.

Robert M. Day (age 51) is President of EdwardsDay Incorporated, a private real estate investment firm which is the successor to Lambert, Smith & Hampton, in Atlanta, Georgia. Mr. Day received a Bachelor of Business Administration degree from Georgia State University and holds an MAI designation from the Appraisal Institute. Mr. Day is a member of the Atlanta Board of Realtors and the Urban Land Institute.

Gerald B. Thomas (age 64) has 26 years experience in Commercial Real Estate lending. Formerly a Senior Vice President with Mid-American Bank of Louisville, Mr. Thomas joined Citizens Bank of Kentucky in February 1996 as Vice President, with responsibility of developing real estate portfolios for four Kentucky affiliate banks of CNB Bancshares, Inc., Evansville, Indiana. Mr. Thomas has attended Eastern Kentucky University, National School of Real Estate Finance (Ohio State University) and National Institute of Real Estate Appraisers (University of Louisville). He is a former board member of Big Brothers/Big Sisters, Louisville and Co-chairman of the Programs, Planning and Evaluation Committee.

Gerald B. Brenzel (age 71) has over forty years experience in the securities industry. Mr. Brenzel was founder and CEO of Commonwealth Investment Group, Inc., an investment money managers and regional brokerage firm in Louisville. From 1964 to 1988, Mr. Brenzel was regional Vice President and Branch Manager of Stifel, Nicolaus & Company, and was a member of the Board of that firm, was also an allied member of the New York Stock Exchange (1964 thru 1988). A former Governor of the National Association of Securities Dealers, Mr. Brenzel attended the University of Louisville for three years and also served three years in the U.S. Air Force during the Korean War.

Brian F. Lavin (age 49) President of NTS Corporation and NTS Development Company, joined the Sponsor in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc. and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios.

Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, council member of the Urban Land Institute and member of the National Multi-Housing Council. He has served on the Boards of the Louisville Science Center, Louisville Ballet, Greater Louisville Inc., National Multi-Housing Council, Louisville Apartment Association, the Board of Trustees for the Louisville Olmsted Parks Conservancy, Inc. and currently serves on the Board of Directors and Executive Committee of Greater Louisville Inc. and Board of Overseers for the University of Louisville.

The Directors are not required to devote all of their time to the Fund, they are only required to devote such of their time to the affairs of the Fund as their duties require, and will meet quarterly or more frequently if necessary. It is not expected that the Directors will be required to devote substantial portions of their time to discharge their duties as Directors. For a description of provisions concerning indemnification, see "Fiduciary Responsibility" on page 14 of our prospectus, which description is filed herewith and incorporated herein by reference.

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

The Fund pays to each Independent Director a fee of $1,333 per month (which amount may be increased or decreased at the discretion of the Directors) and reimburses both independent and and affiliated Directors for travel expenses and other out-of-pocket disbursements incurred in connection with attending any meetings. During the years ended December 31, 2002, 2001 and 2000, the Fund paid directors fees of $48,000, $42,000 and $36,000, respectively each year, representing annual compensation. Affiliated Directors will not receive any compensation from the Fund for their services as Directors or Officers of the Fund.

The Directors have retained NTS Advisory Corporation (the "Advisor") to manage the Fund's day- to-day affairs, and recommend investments suitable for the Fund. The Advisor has delegated substantially all of its duties to the Sponsor. NTS has substantial experience in all phases of real estate activities, including acquisition, financing, property management and disposition.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain persons, including persons who own more than ten percent (10%) of our shares, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), with the U.S. Securities and Exchange Commission (the "SEC"). The SEC requires that these persons furnish us with copies of all forms filed with the SEC.

To our knowledge, based solely on review of the copies of the forms we received, or written representations from certain reporting persons, no additional forms were required for those persons.

Item 11 - Executive Compensation

The present officers of the Fund receive compensation from the Advisor or its affiliates which indirectly relates to services to the Fund (see Item 13).

The Fund is entitled to engage in various transactions involving the Advisor and its affiliates, as described under captions "Compensation Table" on pages 9 and 10 of the prospectus and "Conflicts of Interest" on pages 11 to 14 of the prospectus, which descriptions are filed herewith and incorporated herein by reference. Reference is made to Item 8 - Note 9 of Fund's Consolidated Financial Statements filed with this report for various transactions with affiliates.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a) The following table sets forth the ownership of shares owned directly or indirectly by the Directors and principal officers of the Fund as of the date hereof:

                                                   Name of Beneficial          Amount of Beneficial          Percent of
              Title of Class                             Owner                      Ownership                 Interest
-------------------------------------------    --------------------------   --------------------------    -----------------
Shares of Common Stock, $0.001
  per Share                                          J. D. Nichols               237,422 *Shares                7.45%

*    These shares are owned of record by NTS Corporation or an  affiliate of which Mr. Nichols directly or beneficially holds voting and investment authority.

(b) There are no known arrangements which may at a subsequent date result in change in control of the Fund.

Item 13 - Certain Relationships and Related Transactions

As of December 31, 2002, the Sponsor or an affiliate owned 237,422 shares of the Fund. The Fund has entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

Property Management Agreements

The ongoing operation and management of the Lake Forest North and Fawn Lake projects are conducted by NTS Residential Management Company ("NTS Management") under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the "Management Agreements"). NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of the Fund's Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, will be entitled to an Overhead Recovery, and will accrue an incentive payment payable all as provided therein.

These expense reimbursements included direct and pro-rated costs incurred in the management and operation of NTS/LF II and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects, with respect to the residential projects but who are not on site and with respect to the residential projects but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Property Management Agreements, the Fund was charged the following amounts for the years ended December 31, 2002, 2001 and 2000. These amounts are reflected in selling, general and administrative - affiliates on the accompanying statement of operations:

                                                    2002              2001             2000
                                               ---------------  ----------------  ---------------
Personnel related costs:
  Finance and accounting                      $        245,000 $         263,000 $        263,000
  Data processing                                       73,000            70,000           96,000
  Human resources                                       38,000            45,000           37,000
  Sales and administrative                           1,531,000         1,488,000        1,287,000
  Legal                                                 66,000            57,000           39,000
Marketing                                              113,000           193,000          182,000
Rent                                                    49,000            55,000           50,000
Other general and administrative                       197,000           159,000           89,000
                                               ---------------  ----------------  ---------------

Total expense reimbursements                  $      2,312,000 $       2,330,000 $      2,043,000
                                               ===============  ================  ===============

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the years ended December 31, 2002, 2001 and 2000, was approximately $843,000, $494,000 and $561,000, respectively. These amounts are classified with selling, general and administrative - affiliates in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $3,274,000, $3,249,000 and $2,644,000 accrued to NTS Management or an affiliate during the years ended December 31, 2002, 2001, and 2000, respectively, for Fawn Lake Country Club and Lake Forest Country Club. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $176,000, $180,000 and $170,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club and Lake Forest Country Club for the years ended December 31, 2002, 2001, and 2000. The Lake Forest Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the years ended December 31, 2002, 2001, and 2000. The Fawn Lake Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the period January 1, 2001 to March 31, 2001 and for the year ended December 31, 2000. Beginning April 1, 2001, the expense reimbursements and recovery fees of the Fawn Lake Country Club were included with country club operations in our statement of operations.

The Management Agreements also provide the opportunity for NTS Management to receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Joint Venture would have been sufficient to enable the Fund to return to the shareholders of the Fund an amount which, after adding thereto all other payments previously distributed to such shareholders of the Fund, is at least equal to the shareholders' original capital contribution. As of December 31, 2002, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 2002, no amount had been accrued as an incentive payment in the Fund's consolidated financial statements.

Item 14 - Controls and Procedures

The President and Director of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company the equivalent of the Chief Financial Officer of the Company, have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the above evaluation.

NTS Development Company provides services to the Company under property management agreements as described in Part III - Item 13 Certain Relationships and Related Transactions.

PART IV

Item 15 - Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

1 - Consolidated Financial Statements

The consolidated financial statements for the NTS Mortgage Income Fund, Orlando Lake Forest Joint Venture and Guaranty Corporation for the year ended December 31, 2002, along with the reports of Ernst & Young LLP dated March 26, 2003, and the consolidated financial statements for the years ended December 31, 2001 and 2000, along with a copy of the report from Arthur Andersen LLP dated March 21, 2002, which has not been reissued, appear in Part II, Item 8. The following consolidated schedules should be read in conjunction with those consolidated financial statements.

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

Exhibit No.	Description
99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
4 - Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS Mortgage Income Fund

(Registrant)
/s/ Brian F. Lavin

Brian F. Lavin
President and Director of the
Mortgage Income Fund

Date:March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

/s/ J. D. Nichols	Date:March 31, 2003

J. D. Nichols
Chairman of the Board of Directors

/s/ Gerald B. Brenzel	Date:March 31, 2003

Gerald B. Brenzel
Director

/s/ Robert M. Day	Date:March 31, 2003

Robert M. Day
Director

/s/ Gerald B. Thomas	Date:March 31, 2003

Gerald B. Thomas
Director

/s/ Gregory A. Wells	Date:March 31, 2003

Gregory A. Wells
Senior Vice President and Chief Financial
Officer of NTS Capital Corporation

The Fund will deliver to its shareholders an annual report containing the Fund's consolidated financial statements and proxy material.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

      I, Brian F. Lavin, certify that:

  I have reviewed this annual report on Form 10-K for the NTS Mortgage Income Fund;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 31, 2003

      /s/ Brian F. Lavin
      President and Director of the NTS Mortgage Income Fund

      See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

      I, Gregory A. Wells, certify that:

  I have reviewed this annual report on Form 10-K for the NTS Mortgage Income Fund;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 31, 2003

      /s/ Gregory A. Wells
      Chief Financial Officer of NTS Development Company *, equivalent of the Chief Financial Officer of the Company

      See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

      *   NTS Development Company provides services to the Company under property management agreements as described in Part III - Item 13 Certain Relationships and Related Transactions.