Form 10-Q
period 2003-03-31
NTS MORTGAGE INCOME FUND
filed 2003-05-15
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18550

NTS MORTGAGE INCOME FUND

Delaware	61-1146077
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10172 Linn Station Road, Louisville, Kentucky 40223
(Address of Principal Executive Offices)

(502) 426-4800
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of May 2, 2003, there were approximately 3,187,000 shares of common stock outstanding.

Indicate by check mark whether Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes [  ] No [X]

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2003
	and December 31, 2002	4

	Consolidated Statements of Operations for the
	Three Months Ended March 31, 2003 and 2002	5

	Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 2003 and 2002	6

	Notes to Consolidated Financial Statements	7-19

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	20-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II

Item 1.	Legal Proceedings	27

Item 2.	Changes in Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits and Reports on Form 8-K	27

Signatures		28

Certifications		29-30

Some of the statements included in this Form 10-Q, particularly those included in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), may be considered "forward-looking statements" because the statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe," or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may not occur, or may occur in a different manner which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner's best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our Form 10-K for the year ended December 31, 2002. Any forward-looking information provided by us pursuant to the safe harbor established by securities legislation should be evaluated in the context of these factors.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS MORTGAGE INCOME FUND
CONSOLIDATED BALANCE SHEETS

                                                                     As of                    As of
                                                                   March 31,              December 31,
                                                                     2003                     2002
                                                              -------------------      -------------------
                                                                  (UNAUDITED)
ASSETS
Cash and equivalents                                         $            753,980     $            813,009
Membership initiation fees and other accounts
  receivable,  net of allowance of approximately $83,000
  and $86,000, respectively                                               848,031                1,224,241
Notes receivable                                                          666,987                  795,168
Inventory                                                              38,790,139               38,397,019
Property and equipment, net of accumulated
  depreciation of approximately $1,602,000
  and $1,515,000, respectively                                          3,623,065                3,670,591
Investment in unconsolidated affiliate                                  1,640,060                1,581,209
Other assets                                                              528,854                  445,780
                                                              -------------------      -------------------

     TOTAL ASSETS                                            $         46,851,116     $         46,927,017
                                                              ===================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                        $          3,597,294     $          3,524,079
Accounts payable - affiliates                                           8,371,612                8,034,270
Mortgages and notes payable                                            14,514,719               14,386,442
Other liabilities                                                         483,313                  391,955
                                                              -------------------      -------------------

     TOTAL LIABILITIES                                                 26,966,938               26,336,746
                                                              -------------------      -------------------

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 6,000,000 shares
authorized; 3,187,333 shares issued and outstanding          $              3,187     $              3,187
Additional paid-in-capital                                             54,163,397               54,163,397
Accumulated deficit                                                   (34,282,406)             (33,576,313)
                                                              -------------------      -------------------

TOTAL STOCKHOLDERS' EQUITY                                             19,884,178               20,590,271
                                                              -------------------      -------------------

TOTAL LIABILITIES AND STOCKHOLDERS'                          $         46,851,116     $         46,927,017
  EQUITY
                                                              ===================      ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                          Three Months Ended
                                                                              March 31,
                                                             --------------------------------------------
                                                                    2003                     2002
                                                             -------------------      -------------------
REVENUES
Lot sales, net of discounts                                 $          1,898,282     $          3,578,097
Cost of sales                                                         (1,496,545)              (2,737,083)
                                                             -------------------      -------------------

Gross profit                                                             401,737                  841,014
                                                             -------------------      -------------------

Country Club income                                                      256,488                  202,814
Interest and miscellaneous income                                         59,428                   17,419
                                                             -------------------      -------------------

     TOTAL REVENUES                                                      717,653                1,061,247
                                                             -------------------      -------------------

EXPENSES
Selling, general and administrative - affiliated                         552,056                  703,976
Selling, general and administrative                                      326,920                  408,809
Country Club expenses                                                    531,491                  442,476
Interest expense                                                           7,323                   30,535
Other taxes and licenses                                                  25,726                   46,141
Depreciation and amortization                                             39,081                   38,570
(Income) loss from investment in unconsolidated affiliate                (58,851)                  65,294
                                                             -------------------      -------------------

     TOTAL EXPENSES                                                    1,423,746                1,735,801
                                                             -------------------      -------------------

Net loss before federal income tax                                      (706,093)                (674,554)
Federal income tax expense                                                    --                       --
                                                             -------------------      -------------------

Net loss                                                    $           (706,093)    $           (674,554)
                                                             ===================      ===================

Net loss per share of common stock                          $              (0.22)    $              (0.21)
                                                             ===================      ===================

Weighted average number of shares                                      3,187,333                3,187,333
                                                             ===================      ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                  -------------------------------------------
                                                                         2003                    2002
                                                                  ------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $            (706,093)   $            (674,554)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation and amortization expense                                      39,081                   38,570
   (Income) loss from investment in unconsolidated affiliate                 (58,851)                  65,294
   Changes in assets and liabilities:
     Membership initiation fees and other accounts receivable                376,210                   15,899
     Notes receivable                                                        128,181                  (43,449)
     Inventory                                                              (329,201)               1,202,490
     Accounts payable and accrued expenses                                    73,215                  313,867
     Lot deposits                                                             68,801                   (6,773)
     Deferred revenues                                                        22,557                   13,211
     Other assets                                                            (80,825)                 (41,114)
                                                                  ------------------      -------------------

     Net cash (used in) provided by operating activities                    (466,925)                 883,441
                                                                  ------------------      -------------------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                                           (39,482)                 (99,357)
                                                                  ------------------      -------------------

     Net cash used in investing activities                                   (39,482)                 (99,357)
                                                                  ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to/from affiliates                                                    1,759                   28,052
Accounts payable - affiliates                                                337,342                  401,173
Proceeds from mortgage and notes payable                                   2,444,921                2,161,723
Proceeds from notes payable - affiliated                                          --                   18,971
Payments on mortgages and notes payable                                   (2,316,644)              (3,486,830)
Other assets                                                                 (20,000)                 (20,000)
                                                                  ------------------      -------------------

     Net cash provided by (used in) financing activities                     447,378                 (896,911)
                                                                  ------------------      -------------------

     Net decrease in cash and equivalents                                    (59,029)                (112,827)
                                                                  ------------------      -------------------

CASH AND EQUIVALENTS, beginning of period                                    813,009                  566,146
                                                                  ------------------      -------------------

CASH AND EQUIVALENTS, end of period                            $             753,980    $             453,319
                                                                  ==================      ===================

Cash paid for interest, net of amounts capitalized             $                 353    $              23,499
                                                                  ==================      ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements included herein should be read in conjunction with the Fund's 2002 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of the Fund's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months ended March 31, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this Quarterly Report on Form 10-Q the terms "we," "us" or "our," as the context requires, may refer to the Fund or its interests in its properties and joint venture.

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

We own a 50% interest in the Orlando Lake Forest Joint Venture (the "Joint Venture"). See Note 10 for further information pertaining to the investment.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4 - Use of Estimates in Preparation of Consolidated Financial Statements

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

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventory consists of approximately the following as of March 31, 2003:

                                                       NTS/LFII          NTS/VA       Consolidated
                                                    ---------------   -------------  ---------------
Land held for future development, under
  development, and completed lots                  $      1,915,000  $   18,336,000 $     20,251,000

Country club (net of membership initiation fees)          4,432,000              --        4,432,000

Amenities                                                 1,113,000      12,994,000       14,107,000
                                                    ---------------   -------------  ---------------

                                                   $      7,460,000  $   31,330,000 $     38,790,000
                                                    ===============   =============  ===============

Inventory consists of approximately the following as of December 31, 2002:

                                                       NTS/LFII          NTS/VA       Consolidated
                                                    ---------------   -------------  ---------------
Land held for future development, under
  development, and completed lots                  $      1,903,000  $   17,874,000 $     19,777,000

Country club (net of membership initiation fees)          4,199,000              --        4,199,000

Amenities                                                 1,180,000      13,241,000       14,421,000
                                                    ---------------   -------------  ---------------

                                                   $      7,282,000  $   31,115,000 $     38,397,000
                                                    ===============   =============  ===============

We capitalized in inventory approximately $230,000 of interest and real estate taxes for the three months ended March 31, 2003. Interest and real estate taxes incurred were approximately $245,000.

We capitalized in inventory approximately $331,000 of interest and real estate taxes for the three months ended March 31, 2002. Interest and real estate taxes incurred were approximately $370,000.

Inventory as of March 31, 2003, as reflected above, includes approximately $12,596,000, net of $8,164,000 of country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

Inventory as of December 31, 2002, as reflected above, includes approximately $12,474,000, net of $8,275,000 of country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from membership sales for a period not to exceed 12 years from the date of the agreement (ending 2003). The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $619,000, which is expected to be offset by member initiation fees. During the three months ended March 31, 2003, approximately $168,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory. During the three months ended March 31, 2002, approximately $256,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory.

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of the Fund's intention to sell the Club as a single asset, SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" requires that the Club be reported separately from inventory on the Fund's balance sheet as an asset available for sale. The asset's estimated fair market value was determined to be approximately $3,000,000 and was included in property and equipment on the accompanying balance sheets. This asset is being depreciated according to our normal depreciation policy.

Note 8 - Property and Equipment

The following schedule provides an analysis of our approximate investment in property and equipment as of March 31, 2003 and December 31, 2002:

                                                 As of March     As of December
                                                  31, 2003          31, 2002
                                               ---------------  -----------------
Land and buildings                            $      3,436,000 $        3,429,000

Equipment                                            1,789,000          1,757,000
                                               ---------------  -----------------

                                                     5,225,000          5,186,000

     Less accumulated depreciation                  (1,602,000)        (1,515,000)
                                               ---------------  -----------------

                                              $      3,623,000 $        3,671,000
                                               ===============  =================
Note 9 - Provisions for Write-Down to Net Realizable Value

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets'" specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the periods ended March 31, 2003 and 2002 did not result in an impairment loss.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Investment in Unconsolidated Affiliate

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

The net income or net loss of the Joint Venture is allocated based on the respective partner's percentage interest, as defined in the joint venture agreement. As of March 31, 2003 and December 31, 2002, the Fund's percentage interest was 50%, and our investment balance in the Joint Venture was approximately $1,640,000 and $1,581,000, respectively. Our share of the Joint Venture's net (income)/loss for the three months ended March 31, 2003 and 2002, was approximately $(59,000) and $65,000, respectively.

Presented below are condensed balance sheets for the Joint Venture as of March 31, 2003 and December 31, 2002, and statements of operations for the three months ended March 31, 2003 and 2002:

                                                     March 31,                    December 31,
                                                       2003                           2002
                                              -----------------------        -----------------------
Balance Sheets
Inventory                                  $                5,310,000     $                6,557,000
Other, net                                                    723,000                        209,000
                                              -----------------------        -----------------------

     Total assets                          $                6,033,000     $                6,766,000
                                              =======================        =======================

Mortgages and notes payable                                    24,000                        206,000
Other liabilities                                           2,729,000                      3,398,000
Equity                                                      3,280,000                      3,162,000
                                              -----------------------        -----------------------

     Total liabilities and equity          $                6,033,000     $                6,766,000
                                              =======================        =======================

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Three Months Ended
                                                                    March 31,
                                              ------------------------------------------------------
                                                       2003                           2002
                                              -----------------------        -----------------------
Statements of Operations
Lot sales, net of discounts                $                1,920,000     $                  950,000
Cost of sales                                              (1,396,000)                      (668,000)
Other expenses, net                                          (406,000)                      (413,000)
                                              -----------------------        -----------------------

     Net income (loss)                     $                  118,000     $                 (131,000)
                                              =======================        =======================
Note 11 - Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                                      March 31,            December 31,
                                                                         2003                  2002
                                                                  ------------------    -------------------
Mortgage loan payable to a bank in the amount of $18,000,000, bearing interest at the Prime Rate + 1.0%, payable monthly, due
October 31, 2005, secured by inventory of NTS/VA and
NTS/LFII, generally principal payments consist of
approximately 91% of the Gross Receipts from lot sales,
personally guaranteed by Mr. J. D. Nichols, Chairman of the
Board of the Fund's Sponsor, for 50% of the outstanding loan balance and a $2 million letter of credit from a third party lender
with the beneficiary being the bank.                           $           5,290,155 $            4,961,203

Note payable to a bank in the amount of $9,000,000, bearing
interest at 8.25%, payable monthly, due November 1, 2004,
secured by a Certificate of Deposit owned by NTS Financial
Partnership, an affiliate of the Fund.                                     6,696,959              6,696,959

Mortgage loan payable to a bank in the amount of $4,000,000, bearing interest at the Prime Rate + 0.5%, payable monthly, due
October 5, 2003, secured by the Lake Forest Country Club and golf course, and a $200,000 letter of credit from a third party lender with the beneficiary being the bank, guaranteed by NTS
Corporation, the Fund's Sponsor.                                           1,730,000              1,730,000

Warehouse Line of Credit Agreement with a bank bearing
interest at the Prime Rate + 0.75%, due September 30, 2003,
secured by notes receivable, principal payments consist of
payments received from notes receivable securing the obligation.             626,813                795,168

Other                                                                        170,792                203,112
                                                                  ------------------    -------------------

                                                               $          14,514,719 $           14,386,442
                                                                  ==================    ===================

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We anticipate seeking renewals or refinancing the debts coming due within the next twelve months with existing creditors, however, there can be no assurances that we will be successful in doing so. The Prime Rate was 4.25% on March 31, 2003 and December 31, 2002.

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

        December 31, 2003          $           7,000,000
        December 31, 2004          $           4,000,000
Note 12 - Revenue Recognition

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

Note 13 - Related Party Transactions

As of March 31, 2003, the Sponsor and an affiliate owned 241,022 shares of the Fund. The Fund has entered into the following agreements with various Affiliates of the Sponsor regarding the ongoing operation of the Fund.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain of its affiliates, as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time on and off site of the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities, some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential projects responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Management Agreements, the Fund was charged the following approximate amounts for the three months ended March 31, 2003 and 2002. These amounts are reflected in selling, general and administrative - affiliated on the accompanying consolidated statements of operations.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Three Months Ended
                                                                     March 31,
                                                ----------------------------------------------------
                                                         2003                          2002
                                                ----------------------        ----------------------
Personnel related costs:
  Financing and accounting                    $                 70,000      $                 62,000
  Data processing                                               15,000                        19,000
  Human resources                                               13,000                        10,000
  Executive and administrative services                         39,000                        35,000
  Construction management                                       39,000                        35,000
  Sales and marketing                                          202,000                       326,000
  Legal                                                         27,000                        21,000
                                                ----------------------        ----------------------

     Total personnel related costs                             405,000                       508,000
                                                ----------------------        ----------------------

Marketing                                                       37,000                        36,000

Rent                                                            15,000                        13,000

Other general and administrative                                15,000                         7,000
                                                ----------------------        ----------------------

     Total expense reimbursements             $                472,000      $                564,000
                                                ======================        ======================

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. Overhead recovery for the three months ended March 31, 2003 and 2002, was approximately $80,000 and $140,000, respectively. These amounts are classified with selling, general and administrative - affiliated in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $687,000 and $693,000 accrued to NTS Management or an affiliate during the three months ended March 31, 2003 and 2002, respectively, for Fawn Lake Country Club and Lake Forest Country Club. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $37,000 and $44,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club and Lake Forest Country Club for the three months ended March 31, 2003 and 2002. The Lake Forest Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for three months ended March 31, 2003 and 2002.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund's share of the cash flow of the Joint Venture would have been sufficient to enable the Fund to return to the shareholders of the Fund an amount which, after adding thereto all other payments previously distributed to such shareholders of the Fund, is at least equal to the shareholders' original capital contribution. As of March 31, 2003, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of March 31, 2003, no amount was accrued as an incentive payment in the Fund's consolidated financial statements.

Advances and Notes Payable Affiliates

As presented in the accompanying consolidated balance sheet as of March 31, 2003 accounts payable - affiliates of approximately $8,372,000 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by the Fund as of March 31, 2003 and those amounts that will accrue during fiscal 2003 through the period ending March 31, 2004, other than as permitted by our cash flows. Management believes that NTS Development Company and NTS Residential Management have the financial ability to defer amounts owed them by us. There can be no assurances that this level of support will continue past March 31, 2004.

Note 14 - Country Club Accounting

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

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three months ended March 31, 2003 and 2002:

                                                         Three Months              Three Months
                                                     Ended March 31, 2003      Ended March 31, 2002
                                                   ------------------------  ------------------------
Revenues
Operating revenue                                 $                 256,000                   201,000
Other revenue                                                            --                     2,000
                                                   ------------------------  ------------------------

     Total revenues                                                 256,000                   203,000

Expenses
Cost of goods sold                                                   44,000                    28,000
Selling, general and administrative - affiliates                    312,000                   286,000
Selling, general and administrative                                 164,000                   119,000
Depreciation                                                         11,000                    10,000
                                                   ------------------------  ------------------------

     Total expenses                                                 531,000                   443,000
                                                   --------------------------------------------------

Net loss                                          $                (275,000)                 (240,000)
                                                   ========================  ========================
Note 15 - Income Taxes

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

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. We have determined, based on a history of operating losses by its subsidiaries and its expectations for the future, that it is more likely than not that the net deferred tax assets on March 31, 2003 and December 31, 2002, will not be realized. As of December 31, 2002, we had a federal net operating loss carry forward of approximately $17,539,000 expiring during various years beginning in 2012 and ending in 2022.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Commitments and Contingencies

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

NTS/LFII and NTS/VA have various letters of credit outstanding to governmental agencies and utility companies totaling approximately $2,200,000 as of March 31, 2003 and December 31, 2002. The primary purpose of these documents is to ensure the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

It is estimated that development of the remaining homeowner's association amenities at NTS/LFII will be substantially complete by August 2003. Based on engineering studies and projections, NTS/LFII will incur additional costs, excluding interest, of approximately $200,000 to complete the homeowner's association amenities.

It is estimated that the amenities at NTS/VA will be substantially complete by December 2008. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $870,000 to complete the amenities for the project. These costs are estimated to be incurred as follows: $350,000 for 2003, $0 for 2004, $50,000 for 2005, $420,000 for 2006, $0 for 2007, and $50,000 for 2008.

NTS/Lake Forest II Residential Corporation entered into an agreement with Lake Forest Country Club, Inc. in February, 1992 which governed the transfer of control, conveyance of assets and management of the Lake Forest Country Club, Inc. to its members. The transfer was dependent on the occurrence of certain future events and once one of these events occurred, transfer would take place within sixty days. If other events triggering the transfer did not occur by October 29, 2003, then this date became the triggering date. It is expected the Club will transfer to the members no later than December 28, 2003.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Guaranties to the Fund

NTS Guaranty Corporation (the "Guarantor"), an Affiliate of the Sponsor, has guaranteed that investors of the Fund will receive, over the life of the Fund, aggregate distributions from the Fund (from all sources) in an amount at least equal to their original capital contributions, as defined in the Fund's Prospectus. As of March 31, 2003, the Fund has raised approximately $63,690,000 and has paid distributions of $23,141,000.

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

The assets' estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the March 31, 2003 and December 31, 2002, balance sheet as an asset held for use pursuant to SFAS No. 144 and is being depreciated according to our normal depreciation policy.

Income Tax

No benefit for income taxes was provided during 2003 or 2002, as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized based upon the guidance in SFAS No. 109. See Note 15 to our Consolidated Financial Statements for further discussion.

Results of Operations

The following tables include our selected summarized operating data for the three months ended March 31, 2003 and March 31, 2002. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                               Three Months Ended March 31, 2003
                                            -----------------------------------------------------------------------
                                                     MIF            NTS/LFII          NTS/VA            Total
                                            -----------------------------------------------------------------------
Lot sales, net of discounts                   $             -- $         617,000 $      1,281,000 $       1,898,000
Cost of sales                                               --          (534,000)        (962,000)       (1,496,000)
Country Club income                                         --                --          256,000           256,000
Interest and miscellaneous income                           --             8,000           51,000            59,000
Operating expenses                                    (103,000)         (301,000)        (501,000)         (905,000)
Country Club expenses                                       --                --         (531,000)         (531,000)
Interest expense                                            --                --           (7,000)           (7,000)
Depreciation and amortization                               --            (1,000)         (38,000)          (39,000)
Income (loss) from investment in
  unconsolidated affiliate                              59,000                --               --            59,000
Net loss                                               (44,000)         (211,000)        (451,000)         (706,000)

                                                               Three Months Ended March 31, 2002
                                            -----------------------------------------------------------------------
                                                     MIF            NTS/LFII          NTS/VA            Total
                                            -----------------------------------------------------------------------
Lot sales, net of discounts                   $             -- $       1,590,000 $      1,988,000 $       3,578,000
Cost of sales                                               --        (1,242,000)      (1,495,000)       (2,737,000)
Country Club income                                         --                --          203,000           203,000
Interest and miscellaneous income                           --             1,000           16,000            17,000
Operating expenses                                    (180,000)         (338,000)        (641,000)       (1,159,000)
Country Club expenses                                       --                --         (442,000)         (442,000)
Interest expense                                       (19,000)               --          (12,000)          (31,000)
Depreciation and amortization                               --            (1,000)         (38,000)          (39,000)
Income (loss) from investment in
  unconsolidated affiliate                             (65,000)               --               --           (65,000)
Net (loss) income                                     (264,000)           10,000         (421,000)         (675,000)

If there has not been a material change in a particular line item on the Statements of Operations from March 31, 2002 to March 31, 2003, we have omitted any discussion concerning that individual line item.

Revenues

Revenue for the three months ended March 31, 2003, includes approximately $1,898,000 in lot sales consisting of approximately $617,000 and $1,281,000 from NTS/LFII and NTS/VA, respectively. During this period 15 lots were sold for an average selling price of approximately $127,000.

Revenue for the three months ended March 31, 2002, includes approximately $3,559,000 in lot sales consisting of approximately $1,590,000 and $1,969,000 from NTS/LFII and NTS/VA, respectively. During this period 26 lots were sold for an average selling price of approximately $137,000. Additionally, revenue for the three months ended March 31, 2002, included approximately $19,000 collected on an installment sale from NTS/VA.

Costs of sales for the three months ended March 31, 2003 and 2002, were approximately $1,497,000 and $2,737,000, respectively.

Presented below are the gross profit margins for the three months ended March 31, 2003 and 2002:

                                                            Three Months Ended March 31,
                                                -----------------------------------------------------
                                                         2003                           2002
                                                ----------------------          ---------------------
NTS/LF II                                                13%                             22%
NTS/VA                                                   25%                             25%

     Combined gross profit margins                       21%                             24%

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

In comparing the gross margin percentages for the three months ended March 31, 2003 and 2002, respectively, Management's estimates have changed relative to the ultimate sales values, development costs and absorption periods. The inherent economic volatility of residential real estate does not allow us to be certain that the gross profit margins that we now believe will be realized during the duration of the projects will remain unchanged.

The net decrease in gross profit margin at NTS/LFII is a function of a change in the estimates of sales values, development costs and absorption periods over the life of the project.

We periodically review the value of land and inventories and determine whether any impairment charges are needed to reflect declines in value. We did not record any impairment charges during the periods ended March 31, 2003 and 2002. The estimated net realizable value of real estate inventories represents our best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

Beginning with April 1, 2001, the income and expenses of the Fawn Lake Country Club have been included in the Fund's statement of operations. This is a result of the substantial completion of the Club and the intention to sell the Club as a single asset. The net impact on the results of operations was a net operating deficit of approximately $275,000 and $240,000 for the three months ended March 31, 2003 and 2002, respectively.

Presented below is the condensed statement of operations for the Fawn Lake Country Club for the three months ended March 31, 2003 and 2002:

                                                         Three Months              Three Months
                                                     Ended March 31, 2003      Ended March 31, 2002
                                                   ------------------------  ------------------------
Revenues
Operating revenue                                 $                 256,000                   201,000
Other revenue                                                            --                     2,000
                                                   ------------------------  ------------------------

     Total revenues                                                 256,000                   203,000

Expenses
Cost of goods sold                                                   44,000                    28,000
Selling, general and administrative - affiliates                    312,000                   286,000
Selling, general and administrative                                 164,000                   119,000
Depreciation                                                         11,000                    10,000
                                                   ------------------------  ------------------------

     Total expenses                                                 531,000                   443,000
                                                   --------------------------------------------------

Net loss                                          $                (275,000)                 (240,000)
                                                   ========================  ========================
Expenses

Reimbursements for expense recovery of approximately $472,000 and $564,000 were accrued to NTS Management or an Affiliate during the three months March 31, 2003 and 2002, respectively, for actual personnel, marketing and administrative costs as they relate to NTS/LFII, NTS/VA and the Fund.

Reimbursements for expense recovery decreased approximately $92,000 for the three months ended March 31, 2003, as compared to the same period in 2002. The decrease is primarily a result of a decrease in commissions paid to sales agents employed by NTS/LFII and NTS/VA for the three months ended March 31, 2003, as compared to the same period in 2002.

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects' gross cash receipts, as defined in the Management Agreements. For the three months ended March 31, 2003 and 2002, overhead recovery incurred was approximately $80,000 and $140,000, respectively. This decrease is a direct result of decreased cash receipts.

Selling, general and administrative expenses include directors' fees, legal, outside accounting, other investor related cost, repairs and maintenance cost. Selling, general and administrative expenses also include those costs incurred directly by NTS/VA for marketing related activities.

For the three months ended March 31, 2003 and 2002, the amounts incurred for selling, general and administrative expenses were approximately $327,000 and $409,000. The decrease in the selling, general and administrative expenses is primarily a result of a decrease in legal, insurance and maintenance expenses, for the three months ended March 31, 2003, compared to the same period in 2002.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of the Fund's borrowings and its subsidiaries borrowings as well as in the capitalization percentage. For the three months ended March 31, 2003 and 2002, approximately $168,000 and $310,000, respectively, was capitalized in inventory and approximately $7,000 and $31,000, respectively, was expensed. The decrease in total interest is primarily due to the decrease in outstanding balances of loans.

No benefit for income taxes was provided during the three months ended March 31, 2003 and 2002, as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized.

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

We intend to meet the minimum principal payment requirement on our $18,000,000 mortgage loan payable on December 31, 2003. The intention is based on our belief that the current and expected interest rate environment, regional economies affecting NTS/LFII and NTS/VA, and lot sales trends from years past will be conducive to producing the planned revenues from each development. There can be no assurances or guarantees that any of these or other pertinent factors will be more or less favorable to our achievement of planned revenue and expense goals.

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

Key elements of the consolidated statements of cash flows:

                                                                     Three Months Ended
                                                                          March 31,
                                                           ---------------------------------------
                                                                  2003                 2002
                                                           ------------------   ------------------
Operating activities                                     $           (466,925)$            883,441
Investing activities                                                  (39,482)             (99,357)
Financing activities                                                  447,378             (896,911)
                                                           ------------------   ------------------

Net decrease in cash and equivalents                     $            (59,029)$           (112,827)
                                                           ==================   ==================

Cash used in operating activities was approximately $467,000 for the three months ended March 31, 2003. The primary components of the cash used in operating activities were a net loss of approximately $706,000, which was partially offset by decreased initiation fees receivable of approximately $376,000, and an increase in accounts payable of approximately $73,000.

Cash provided by operating activities was approximately $883,000 for the three months ended March 31, 2002. The primary components of the cash provided by operating activities were a net loss of approximately $675,000, more than offset by a decrease in inventory of approximately $1,202,000, and an increase in accounts payable of approximately $314,000.

Cash used for investing activities was approximately $39,000 for the three months ended March 31, 2003. The component of the use of cash for investing activities was capital additions, primarily at NTS/VA golf operations.

Cash used for investing activities was approximately $99,000 for the three months ended March 31, 2002. The component of the use of cash for investing activities was capital additions, primarily at the NTS/LFII and NTS/VA golf operations.

Cash provided by financing activities was approximately $447,000 for the three months ended March 31, 2003. The components of the cash provided by financing activities were the continued deferral of accounts payable to affiliates of approximately $337,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements, along with additional net proceeds on notes payable relating to the development loans for NTS/LFII and NTS/VA projects of approximately $128,000.

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

Website Information

Our website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available and may be accessed free of charge through the "About NTS" section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. The Fund's debt instruments bear interest at both variable and fixed rates as discussed in Note 11 of the Fund's financial statements. For the three months ended March 31, 2003, a hypothetical 100 basis point increase in interest rates would result in an approximate $36,000 increase in interest expense and an approximate $64,000 decrease in the fair value of debt for the three months then ended. During the three months ended March 31, 2003, the majority of interest expense incurred was capitalized in inventory.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities and Use of Procedures
None.

Item 3 - Defaults upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

3 (a)(2)	Restated Certificate of Incorporation *
3 (b)	By-Laws *
10 (c)	Form of Advisory Agreement *
10 (b)	Form of Guaranty Agreement *
10	Material contracts - The agreements whereby the Fund acquired all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA, and the Property Management Agreements between the Fund and NTS
Management. **
99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. ***
99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. ***

(b)	Reports on Form 8-K

None.

*	The following exhibits are incorporated by reference from the Fund's Registration Statement on
Form S-11, referencing the exhibit number used in such Registration Statement.

**	The following exhibits are incorporated by reference from the Fund's Form 8-K dated January 14,
1998.

***	The following are additional exhibits filed with this Quarterly Form 10-Q Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS Mortgage Income Fund

/s/ Brian F. Lavin

Brian F. Lavin
President and Director of the
NTS Mortgage Income Fund

Date: May 15, 2003

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Brian F. Lavin
President and Director of the NTS Mortgage Income Fund

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is attached as an exhibit to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Gregory A. Wells
Chief Financial Officer of NTS Development Company *, equivalent of the Chief Financial Officer of the Company

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is attached as an exhibit to this report.

* NTS Development Company provides services to the Company under property management agreements as described in Part III - Item 13 Certain Relationships and Related Transactions.

EXHIBIT INDEX

Exhibit Number	Description
3 (a)(2)	Restated Certificate of Incorporation *
3 (b)	By-Laws *
10 (c)	Form of Advisory Agreement *
10 (b)	Form of Guaranty Agreement *
10	Material contracts - The agreements whereby the Fund acquired all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA, and the Property Management Agreements between the Fund and NTS
Management. **
99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. ***
99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. ***

*	The following exhibits are incorporated by reference from the Fund's Registration Statement on Form S-11, referencing the exhibit number used in such Registration Statement.

**	The following exhibits are incorporated by reference from the Fund's Form 8-K dated
January 14, 1998.

***	The following are additional exhibits filed with this Quarterly Form 10-Q Report.