Form 10-Q
period 2003-06-30
NTS MORTGAGE INCOME FUND
filed 2003-08-14
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18550

NTS MORTGAGE INCOME FUND

Delaware	61-1146077
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10172 Linn Station Road, Louisville, Kentucky 40223
(Address of Principal Executive Offices)

(502)426-4800
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes [X] No [  ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).      Yes [  ] No [X]

As of June 30, 2003, there were approximately 3,187,000 shares of common stock outstanding.

TABLE OF CONTENTS

PART I

		Pages
Item 1	Financial Statements
	Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	4
	Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2003 and 2002	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7-20
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-30
Item 3	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4	Controls and Procedures	30

PART II

Some of the statements included in this Quarterly Report on Form 10-Q, particularly those included in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may be considered “forward-looking statements” because the statements relate to matters which have not yet occurred. For example, phrases such as “we anticipate,” “believe” or “expect” indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may not occur, or may occur in a different manner which may be more or less favorable to us. We do not undertake any obligation to update these forward-looking statements.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2002. Any forward-looking information provided by us pursuant to the safe harbor established by securities legislation should be evaluated in the context of these factors.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NTS MORTGAGE INCOME FUND
CONSOLIDATED BALANCE SHEETS

                                                                       As of                As of
                                                                     June 30,           December 31,
                                                                       2003                 2002
                                                                -------------------  -------------------
                                                                    (UNAUDITED)
ASSETS
Cash and equivalents                                           $            958,729 $            813,009
Membership initiation fees and other accounts receivable,
  net of allowance of approximately $84,000
  and $86,000, respectively                                               1,027,412            1,224,241
Notes receivable                                                            559,478              795,168
Inventory                                                                39,368,209           38,397,019
Property and equipment, net of accumulated depreciation
  of approximately $1,687,000 and $1,515,000, respectively                3,813,023            3,670,591
Investment in unconsolidated affiliate                                    1,668,729            1,581,209
Other assets                                                                502,806              445,780
                                                                -------------------  -------------------

     TOTAL ASSETS                                              $         47,898,386 $         46,927,017
                                                                ===================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                          $          2,645,290 $          2,682,404
Accounts payable and accrued expenses - affiliates                        9,848,989            8,875,945
Mortgages and notes payable                                              16,020,997           14,386,442
Other liabilities                                                           381,614              391,955
                                                                -------------------  -------------------

     TOTAL LIABILITIES                                                   28,896,890           26,336,746
                                                                -------------------  -------------------

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value,
  6,000,000 shares authorized;
  3,187,333 shares issued and outstanding                      $              3,187 $              3,187
Additional paid-in-capital                                               54,163,397           54,163,397
Accumulated deficit                                                     (35,165,088)         (33,576,313)
                                                                -------------------  -------------------

TOTAL STOCKHOLDERS' EQUITY                                               19,001,496           20,590,271
                                                                -------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $         47,898,386 $         46,927,017
                                                                ===================  ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                               ----------------------------  -----------------------------
                                                   2003           2002           2003            2002
                                               -------------  -------------  -------------   -------------
REVENUES
Lot sales, net of discounts                   $    1,861,564 $    2,557,383 $    3,759,845  $    6,135,479
Land sale (Note 7)                                        --      6,100,000             --       6,100,000
                                               -------------  -------------  -------------   -------------
Total sales                                        1,861,564      8,657,383      3,759,845      12,235,479
Cost of sales                                      1,594,450      6,622,417      3,090,995       9,359,500
                                               -------------  -------------  -------------   -------------

Gross profit                                         267,114      2,034,966        668,850       2,875,979
                                               -------------  -------------  -------------   -------------

Country Club income                                  420,452        423,639        676,940         626,453
Interest and miscellaneous income                     15,866         20,551         75,294          37,971
                                               -------------  -------------  -------------   -------------

     TOTAL REVENUES                                  703,432      2,479,156      1,421,084       3,540,403
                                               -------------  -------------  -------------   -------------

EXPENSES
Selling, general and administrative -
  affiliated                                         463,284        833,747      1,015,340       1,537,723
Selling, general and administrative                  443,130        436,154        770,049         844,965
Country Club expenses                                651,440        637,800      1,182,931       1,080,276
Interest expense                                      17,610         14,447         24,933          44,982
Other taxes and licenses                                 (25)        27,500         25,701          73,641
Depreciation and amortization                         39,344         37,999         78,425          76,569
(Income) loss from investment in
  unconsolidated affiliate                           (28,669)        20,580        (87,520)         85,874
                                               -------------  -------------  -------------   -------------

     TOTAL EXPENSES                                1,586,114      2,008,227      3,009,859       3,744,030
                                               -------------  -------------  -------------   -------------

Net (loss) income                             $     (882,682)$      470,929 $   (1,588,775) $     (203,627)
                                               =============  =============  =============   =============

Net (loss) income per share of
  common stock                                $        (0.28)$         0.15 $        (0.50) $        (0.06)
                                               =============  =============  =============   =============

Weighted average number of shares                  3,187,333      3,187,333      3,187,333       3,187,333
                                               =============  =============  =============   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                  ----------------------------------------
                                                                         2003                  2002
                                                                  ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $          (1,588,775)$            (203,627)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation and amortization expense                                      78,425                76,569
   (Income) loss from investment in unconsolidated affiliate                 (87,520)               85,874
   Changes in assets and liabilities:
     Membership initiation fees and other accounts receivable                196,829               (44,103)
     Notes receivable                                                        235,690               128,450
     Inventory                                                              (846,220)            6,074,293
     Accounts payable and accrued expenses                                   (37,114)              120,515
     Lot deposits                                                             76,800                72,756
     Deferred revenues                                                       (87,141)               34,144
     Other assets                                                            (69,768)              (51,524)
                                                                  ------------------    ------------------

     Net cash (used in) provided by operating activities                  (2,128,794)            6,293,347
                                                                  ------------------    ------------------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                                          (313,844)             (225,451)
Capital contribution to unconsolidated affiliate                                  --               (43,500)
                                                                  ------------------    ------------------

     Net cash used in investing activities                                  (313,844)             (268,951)
                                                                  ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to/from affiliates                                                      759                22,703
Accounts payable and accrued expenses - affiliates                           973,044             1,292,973
Proceeds from mortgage and notes payable                                   7,288,632             4,699,771
Proceeds from notes payable - affiliated                                          --                18,971
Payments on mortgages and notes payable                                   (5,654,077)          (11,507,604)
Payments on notes payable - affiliated                                            --              (231,857)
Other assets                                                                 (20,000)              (20,000)
                                                                  ------------------    ------------------

     Net cash provided by (used in) financing activities                   2,588,358            (5,725,043)
                                                                  ------------------    ------------------

     Net increase in cash and equivalents                                    145,720               299,353
                                                                  ------------------    ------------------

CASH AND EQUIVALENTS, beginning of period                                    813,009               566,146
                                                                  ------------------    ------------------

CASH AND EQUIVALENTS, end of period                            $             958,729 $             865,499
                                                                  ==================    ==================

Cash paid for interest, net of amounts capitalized             $              18,071 $              31,574
                                                                  ==================    ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements included herein should be read in conjunction with NTS Mortgage Income Fund’s 2002 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of our management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months and six months ended June 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this Quarterly Report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS Mortgage Income Fund or its interests in its properties and joint venture.

Note 1 — Organization

We were formed as a Delaware corporation, on September 26, 1988. We operated as a real estate investment trust (REIT) under the Internal Revenue Code of 1986 (the “Code”), as amended, from our inception through December 31, 1996. We began operating as a “C” corporation under the Code for tax purposes effective January 1, 1997. NTS Corporation is our sponsor (the “Sponsor”), NTS Advisory Corporation is our advisor (the “Advisor”), and NTS Residential Management Company is our manager (“NTS Management”). The Advisor and NTS Management are affiliates of and are under common control with NTS Corporation.

Our wholly-owned subsidiaries are NTS/Lake Forest II Residential Corporation (“NTS/LFII”) and NTS/Virginia Development Company (“NTS/VA”).

NTS/LFII is the owner and developer of the Lake Forest North single-family residential community located in Louisville, Kentucky, and will continue to own and develop the Lake Forest North project to completion and orderly sale as wholly-owned subsidiary of ours. NTS Residential Realty, Inc., a Kentucky corporation and an affiliate of the Sponsor, was formed on April 6, 1999, to act as a broker and agent for NTS/LFII for the sale of lots within the Lake Forest North project, and as a broker and agent for the sale of new homes within the Lake Forest North project.

NTS/VA is the owner and developer of the Fawn Lake single-family residential community located near Fredericksburg, Virginia, and will continue to own and develop the Fawn Lake project to completion and orderly sale as a wholly-owned subsidiary. Fawn Lake Realty, Inc., a division of NTS/Residential Properties, Inc.-Virginia, a Virginia corporation and an affiliate of the Sponsor, will continue to act as a broker and agent for NTS/VA for the sale of lots within the Fawn Lake project, and as a broker and agent for approved builders in the Fawn Lake project for the sale of new homes.

We own a 50% interest in the Orlando Lake Forest Joint Venture (the “Joint Venture”). See Note 10 for further information pertaining to this investment.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Accounting

Our records are maintained on the accrual basis of accounting in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”).

Note 3 — Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the assets, liabilities, revenues and expenses of our wholly-owned subsidiaries (see Note 1). Investments of 50% or less in affiliated companies are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interests Entities. FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

FIN 46 was effective immediately for new entities created or acquired after February 1, 2003, and became effective July 1, 2003, for entities in which we had a variable interest prior to February 1, 2003. We are presently evaluating the effect of this pronouncement.

Reclassifications

Certain reclassifications have been made to the 2002 balance sheet and cash flow statement to conform to the presentation for 2003. These reclassifications had no effect on previously reported operating results.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Use of Estimates in Preparation of Consolidated Financial Statements

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

Note 5 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

Note 6 — Financial Instruments

The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturity of these financial instruments. The fair value of our notes receivable and debt instruments approximated their book value because a substantial portion of the underlying instruments are variable rate notes.

Note 7 — Inventory

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

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory consisted of approximately the following as of June 30, 2003:

                                                         NTS/LFII            NTS/VA           Consolidated
                                                    ------------------  -----------------   -----------------
Land held for future development, under
  development, and completed lots                  $         1,993,000 $       19,117,000  $       21,110,000

Country club (net of membership initiation fees)             4,269,000                 --           4,269,000

Amenities                                                    1,012,000         12,977,000          13,989,000
                                                    ------------------  -----------------   -----------------

                                                   $         7,274,000 $       32,094,000  $       39,368,000
                                                    ==================  =================   =================

Inventory consisted of approximately the following as of December 31, 2002:

                                                         NTS/LFII            NTS/VA           Consolidated
                                                    ------------------  -----------------   -----------------
Land held for future development, under
  development, and completed lots                  $         1,903,000 $       17,874,000  $       19,777,000

Country club (net of membership initiation fees)             4,199,000                 --           4,199,000

Amenities                                                    1,180,000         13,241,000          14,421,000
                                                    ------------------  -----------------   -----------------

                                                   $         7,282,000 $       31,115,000  $       38,397,000
                                                    ==================  =================   =================

We capitalized in inventory approximately $466,000 of interest and real estate taxes for the six months ended June 30, 2003. Interest and real estate taxes incurred during this period were approximately $519,000.

We capitalized in inventory approximately $700,000 of interest and real estate taxes for the six months ended June 30, 2002. Interest and real estate taxes incurred during this period were approximately $793,000.

Inventory as of June 30, 2003, as reflected above, includes approximately $12,510,000, net of $8,241,000 of country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

Inventory as of December 31, 2002, as reflected above, includes approximately $12,474,000, net of $8,275,000 of country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from the initial issuance of memberships to the Country Club. The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $242,000,

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which is expected to be offset by member initiation fees. During the six months ended June 30, 2003, approximately $316,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory. During the six months ended June 30, 2002, approximately $466,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory.

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” requires that the Club be reported separately from inventory on our balance sheet. The asset’s estimated fair market value was determined to be approximately $3,000,000 and was included in property and equipment on the accompanying balance sheets. This asset is being depreciated according to our normal depreciation policy.

On April 15, 2002, NTS/Virginia Development Company, a subsidiary of NTS Mortgage Income Fund, sold approximately 456 acres of land to the U.S. Department of the Interior’s National Park Service. This land is located in Spotsylvania County, Virginia, adjacent to the Fredericksburg and Spotsylvania County Battlefields Memorial National Military Park. The sales price of the land was approximately $6,100,000. The price was determined by arms-length negotiation between the buyer and seller, aided by an appraisal commissioned by the National Park Service. Approximately $5,500,000 of the sales proceeds was utilized to reduce outstanding debt. The net proceeds after reducing debt and paying closing costs and fees related to the sale were used as working capital.

Note 8 — Property and Equipment

The following schedule provides an analysis of our approximate investment in property and equipment as of June 30, 2003 and December 31, 2002:

                                                     As of              As of
                                                   June 30,          December 31,
                                                     2003                2002
                                               -----------------  ------------------
Land and buildings                            $        3,439,000 $         3,429,000

Equipment                                              2,061,000           1,757,000
                                               -----------------  ------------------

                                                       5,500,000           5,186,000

     Less accumulated depreciation                    (1,687,000)         (1,515,000)
                                               -----------------  ------------------

                                              $        3,813,000 $         3,671,000
                                               =================  ==================

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Provisions for Write-Down to Net Realizable Value

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets’” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the three months and six months ended June 30, 2003 and 2002 did not result in an impairment loss.

Note 10 — Investment in Unconsolidated Affiliate

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

We contributed to the Joint Venture as a capital contribution our interest in the principal and interest of the first mortgage loan on the Orlando Lake Forest project, and obtained a 50% interest in the Joint Venture. The NTS entities named above hold cumulatively the remaining 50% interest in the Joint Venture.

The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement. As of June 30, 2003 and December 31, 2002, our percentage interest was 50%, and our investment balance in the Joint Venture was approximately $1,669,000 and $1,581,000, respectively. Our share of the Joint Venture’s net income for the three months and six months ended June 30, 2003, was approximately $29,000 and $88,000, respectively.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presented below are condensed balance sheets for the Joint Venture as of June 30, 2003 and December 31, 2002, and statements of operations for the three months and six months ended June 30, 2003 and 2002:

                                                  June 30,            December 31,
                                                    2003                  2002
                                              -----------------    ------------------
Balance Sheets
Inventory                                  $          4,413,000  $          6,557,000
Other, net                                            1,526,000               209,000
                                              -----------------    ------------------

     Total assets                          $          5,939,000  $          6,766,000
                                              =================    ==================

Mortgages and notes payable                              19,000               206,000
Other liabilities                                     2,583,000             3,398,000
Equity                                                3,337,000             3,162,000
                                              -----------------    ------------------

     Total liabilities and equity          $          5,939,000  $          6,766,000
                                              =================    ==================

                                      Three Months Ended                       Six Months Ended
                                           June 30,                                June 30,
                             -------------------------------------   -------------------------------------
                                    2003               2002                2003                2002
                             ------------------  -----------------   -----------------  ------------------
Statements of Operations
Lot sales, net of discounts $         1,711,000 $        1,257,000  $        3,631,000 $         2,207,000
Cost of sales                        (1,266,000)          (905,000)         (2,663,000)         (1,573,000)
Other expenses, net                    (387,000)          (393,000)           (793,000)           (806,000)
                             ------------------  -----------------   -----------------  ------------------

     Net income (loss)      $            58,000 $          (41,000) $          175,000 $          (172,000)
                             ==================  =================   =================  ==================

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                                       June 30,            December 31,
                                                                         2003                  2002
                                                                  ------------------    -------------------
Mortgage loan payable to a bank in the amount of $18,000,000, bearing interest at the prime rate + 1.0%, payable monthly, due
December 31, 2007, secured by inventory of NTS/VA and
NTS/LFII, generally principal payments consist of
approximately 91% of the gross receipts from lot sales,
personally guaranteed by Mr. J.D. Nichols, Chairman of the
Board of the Sponsor, for 50% of the outstanding loan balance and a $2 million letter of credit from a third party lender with
the beneficiary being the bank.                                  $         8,468,784   $          4,961,203

Note payable to a bank in the amount of $9,000,000, bearing
interest at 8.25%, payable monthly, due November 1, 2004,
secured by a certificate of deposit owned by NTS Financial
Partnership, an affiliate of NTS Mortgage Income Fund.                     6,696,959              6,696,959

Mortgage loan payable to a bank in the amount of $4,000,000, bearing interest at the prime rate + 0.5%, paid in June 2003, secured by the Lake Forest Country Club and golf course, and a $200,000 letter of credit from a third party lender with the
beneficiary being the bank, guaranteed by the Sponsor.                             -              1,730,000

Warehouse line of credit agreement with a bank bearing interest at the prime rate + 0.75%, due September 30, 2003, secured by notes receivable, principal payments consist of payments
received from notes receivable securing the obligation.                      538,582                795,168

Other                                                                        316,672                203,112
                                                                  ------------------    -------------------

                                                                 $        16,020,997   $         14,386,442
                                                                  ==================    ===================

We anticipate seeking renewals or refinancing the debts coming due within the next twelve months with existing creditors. However, there can be no assurances that we will be successful in doing so. The prime rate was 4.00% on June 30, 2003 and 4.25% on December 31, 2002.

On October 31, 2000, NTS/VA and NTS/LFII entered into a loan agreement with a financial institution for a combined principal sum of up to $18,000,000 and used approximately $5,930,000 and $10,494,000 to pay the entire principal balance of the NTS/LFII and NTS/VA loans, respectively. The loan is secured by the NTS/LFII and NTS/VA projects, a $2 million letter of credit

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issued by a third party lender with the NTS/VA and NTS/LFII lender stated as the beneficiary, a guarantee by us for the full $18,000,000, and a personal guarantee by Mr. J.D. Nichols for 50% of the outstanding loan balance. The lender requires contracts on lots with gross proceeds exceeding 80% of a section’s development costs before advancing funds for a newly developed section at NTS/VA. On May 16, 2003, the loan was amended to remove the requirement that 50% of the Joint Ventures net sales proceeds be applied against the outstanding balance and to include the payment to the lender of 90% of the gross initiation fees from Lake Forest Country Club. The loan is a reducing revolver and the maximum amount outstanding at the end of each year will be as follows:

        December 31, 2003          $          12,000,000
        December 31, 2004          $           9,500,000
        December 31, 2005          $           9,000,000
        December 31, 2006          $           5,500,000
        December 31, 2007          $           1,000,000

Note 12 — Revenue Recognition

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

Note 13 — Related Party Transactions

As of June 30, 2003, the Sponsor and an affiliate owned 252,801 of our outstanding shares. We have entered into the following agreements with various affiliates of the Sponsor regarding our ongoing operations.

Property Management Agreements

The operation and management of the Lake Forest North and Fawn Lake projects are conducted by NTS Management under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among us, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among us, NTS/VA and NTS Management for the Fawn Lake project (collectively, the “Management Agreements”). NTS Management is a wholly-owned subsidiary of NTS Development Company (“NTS Development”). NTS Development is a wholly-owned subsidiary of the Sponsor. The Management Agreements have an initial term through December 31, 2003, subject to extension under certain conditions, and are renewable for successive

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

six (6) year terms thereafter. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of NTS/LFII and NTS/VA, will be entitled to an overhead recovery, and will accrue an incentive payment payable, all as provided in the agreements.

These expense reimbursements include direct and pro-rated costs incurred by NTS Management in the management and operation of the Properties. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain of its affiliates, as well as various non-payroll related operating expenses. NTS Management receives reimbursement for compensation costs associated with individuals who rendered services full time on and off site of the residential projects. For services provided by individuals not on site, or those with multiple residential projects responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Management Agreements, we were charged the following approximate amounts for the three months and six months ended June 30, 2003 and 2002. These amounts are reflected in selling, general and administrative — affiliated on the accompanying consolidated statements of operations.

                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                            ----------------------------------    ----------------------------------
                                                 2003               2002               2003               2002
                                            ---------------    ---------------    ---------------    ---------------
Personnel related costs:
  Financing and accounting               $           73,000 $           63,000 $          143,000 $          125,000
  Data processing                                    12,000             22,000             27,000             41,000
  Human resources                                    12,000             11,000             25,000             21,000
  Executive and administrative services              43,000             36,000             82,000             71,000
  Construction management                             9,000             35,000             48,000             71,000
  Sales and marketing                               189,000            267,000            391,000            592,000
  Legal                                              21,000             21,000             48,000             41,000
                                            ---------------    ---------------    ---------------    ---------------

     Total personnel related costs                  359,000            455,000            764,000            962,000
                                            ---------------    ---------------    ---------------    ---------------

Marketing                                             7,000             16,000             44,000             52,000

Rent                                                 13,000             18,000             28,000             32,000

Other general and administrative                      8,000             10,000             23,000             17,000
                                            ---------------    ---------------    ---------------    ---------------

     Total expense reimbursements        $          387,000 $          499,000 $          859,000 $        1,063,000
                                            ===============    ===============    ===============    ===============

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, NTS Management is to be reimbursed for overhead expenses in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. Overhead recovery for the three months and six months ended June 30, 2003, was approximately $76,000 and $156,000, respectively. Overhead recovery for the three months and six months ended June 30, 2002, was approximately $334,000 and $474,000, respectively. These amounts are classified with selling, general and administrative — affiliated in the accompanying consolidated statements of operations.

Expense reimbursements owed to NTS Management or an affiliate of approximately $1,593,000 and $1,541,000 were accrued but not paid for the six months ended June 30, 2003 and 2002, respectively, for Fawn Lake Country Club and Lake Forest Country Club. These costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $84,000 and $83,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club and Lake Forest Country Club for the six months ended June 30, 2003 and 2002, respectively. The Lake Forest Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for six months ended June 30, 2003 and 2002.

Under the Management Agreements, NTS Management may also receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and our share of the cash flow of the Joint Venture is sufficient to enable us to distribute to our shareholders an amount which, after adding thereto all other payments previously distributed to our shareholders, is at least equal to the original capital contributions attributable to our then outstanding shares. As of June 30, 2003, the original capital contributions attributable to our outstanding shares were $63,690,000 and we had paid distributions of approximately $23,141,000, and no incentive payments had been accrued in our consolidated financial statements.

Advances to Affiliates

As of June 30, 2003, we owed approximately $9,849,000 to affiliates for fees and reimbursements, including $8,955,000 owed to NTS Development and NTS Management for salary and overhead reimbursements are included in accounts payable and accrued expenses — affiliates on our balance sheet as of June 30, 2003, and approximately $894,000 owed to other affiliates for fees or expense reimbursements are included in accounts payable and accrued expenses — affiliates on our balance sheet as of June 30, 2003.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NTS Development and NTS Management have agreed to defer, until March 31, 2004, amounts owed to them by us as of December 31, 2002 and those amounts accruing from January 1, 2003 through March 31, 2004, other than as permitted by our cash flows. There can be no assurances that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2004. If these amounts are not deferred, such action could have a material adverse effect on our liquidity and financial condition. Payment of such deferred amounts would be dependent upon available operating cash flow or funding from potential third-party resources in the form of loans or advances.

Note 14 — Country Club Accounting

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” requires that the Club’s operations no longer be capitalized to inventory costs upon substantial completion. Instead, the Club’s results of operations have been included in our statement of operations beginning with April 1, 2001.

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the six months ended June 30, 2003 and 2002:

                                                                2003                       2002
                                                      ------------------------   ------------------------
Revenues
Operating revenue                                    $                 677,000  $                 622,000
Other revenue                                                               --                      4,000
                                                      ------------------------   ------------------------

     Total revenues                                                    677,000                    626,000

Expenses
Cost of goods sold                                                     131,000                    111,000
Selling, general and administrative - affiliates                       676,000                    645,000
Selling, general and administrative                                    344,000                    305,000
Depreciation                                                            32,000                     19,000
                                                      ------------------------   ------------------------

     Total expenses                                                  1,183,000                  1,080,000
                                                      ------------------------   ------------------------

Net loss                                             $                (506,000) $                (454,000)
                                                      ========================   ========================

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Income Taxes

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

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. We have determined, based on a history of operating losses by our subsidiaries and our expectations for the future, that it is more likely than not that the net deferred tax assets on June 30, 2003 and December 31, 2002, will not be realized. As of December 31, 2002, we had a federal net operating loss carry forward of approximately $17,539,000 expiring during various years beginning in 2012 and ending in 2022.

Note 16 — Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

We do not believe there is any litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance and none of which is expected to have a material adverse effect on our consolidated financial statements.

NTS/LFII and NTS/VA have various letters of credit outstanding to governmental agencies and utility companies totaling approximately $2,000,000 and $2,200,000 as of June 30, 2003 and December 31, 2002, respectively. The primary purpose of these documents is to ensure the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

It is estimated that development of the remaining homeowner’s association amenities at NTS/LFII will be substantially complete by September 2003. Based on engineering studies and projections, NTS/LFII will incur additional costs, excluding interest, of approximately $50,000 to complete the homeowner’s association amenities.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NTS/Lake Forest II Residential Corporation entered into an agreement with Lake Forest Country Club, Inc. in February, 1992 which governed the transfer of control, conveyance of assets and management of the Lake Forest Country Club, Inc. to its members. The transfer was dependent on the occurrence of certain future events and once one of these events occurred, transfer would take place within sixty days. If other events triggering the transfer did not occur by October 29, 2003, then this date becomes the triggering date. It is expected the Club and its operations will transfer to the members no later than December 28, 2003.

Note 17 — Guaranty to the Fund

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to shareholders from all sources during our existence is at least equal to the original capital contributions attributable to our then outstanding shares. As of June 30, 2003, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

The liability of the Guarantor under the guaranty is expressly limited to its assets. The Guarantor’s sole asset presently consists of a $10 million demand note receivable from Mr. J.D. Nichols, Chairman of the Board of Directors of the Sponsor. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty. The Guarantor may in the future guarantee obligations of other third parties including guaranties of obligations owed by our affiliates to other entities.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements in Item 1 and the cautionary statements below.

Critical Accounting Policies

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality.

Revenue Recognition

Revenues are recorded when the sales of lots are completed and ownership has transferred to the customer. Unfunded settlements are deposits in transit on lots for which the sale was completed. We do not engage in arrangements where we have ongoing relationships with our customers that require us to repurchase our lots or provide for a right of return.

Inventory

Our finished inventories are stated at the lower of accumulated cost or net realizable value. Included in inventories are all direct development costs. We also capitalize interest, real estate taxes and the operating deficits of the Lake Forest Country Club into inventories. Inventories under development or held for development are stated at accumulated cost, unless they are determined to be impaired, in which case these inventories are measured at fair value. If actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required.

Sold lots are expensed using a cost of sales percentage based on estimates of total project sales and costs. Total project land acquisition and development cost estimates are based on an analysis of actual costs incurred to date and estimates to complete. Adjustments to estimated total project land acquisition and development costs for the project affect the cost of goods sold percentage.

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” requires that the Club be reported separately from inventory on our balance sheets as an asset available for sale.

The assets’ estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the June 30, 2003 and December 31, 2002, balance sheet as an asset held for use pursuant to SFAS No. 144 and is being depreciated according to our normal depreciation policy.

Income Tax

No benefit or provision for income taxes was provided during 2003 or 2002, as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized based upon the guidance in SFAS No. 109. See Note 15 to our Consolidated Financial Statements for further discussion.

Results of Operations

The following tables include our selected summarized operating data for the three months and six months ended June 30, 2003 and June 30, 2002. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                         Three Months Ended June 30, 2003
                                      -----------------------------------------------------------------------
                                               MIF            NTS/LFII          NTS/VA            Total
                                      -----------------------------------------------------------------------
Lot sales, net of discounts             $             -- $         944,000 $        918,000 $       1,862,000
Cost of sales                                         --          (824,000)        (770,000)       (1,594,000)
Country Club income                                   --                --          420,000           420,000
Interest and miscellaneous income                     --                --           16,000            16,000
Operating expenses                              (129,000)         (252,000)        (527,000)         (908,000)
Country Club expenses                                 --                --         (651,000)         (651,000)
Interest expense                                      --                --          (18,000)          (18,000)
Depreciation and amortization                         --                --          (39,000)          (39,000)
Income (loss) from investment in
  unconsolidated affiliate                        29,000                --               --            29,000
Net loss                                        (100,000)         (132,000)        (651,000)         (883,000)

                                                         Three Months Ended June 30, 2002
                                      -----------------------------------------------------------------------
                                               MIF            NTS/LFII          NTS/VA            Total
                                      -----------------------------------------------------------------------
Lot sales, net of discounts             $             -- $         924,000 $      1,633,000 $       2,557,000
Land sales                                            --                --        6,100,000         6,100,000
Cost of sales                                         --          (723,000)      (5,899,000)       (6,622,000)
Country Club income                                   --                 -          424,000           424,000
Interest and miscellaneous income                  2,000             1,000           18,000            21,000
Operating expenses                               (97,000)         (296,000)        (905,000)       (1,298,000)
Country Club expenses                                 --                --         (638,000)         (638,000)
Interest expense                                  (5,000)               --           (9,000)          (14,000)
Depreciation and amortization                         --             2,000          (40,000)          (38,000)
Income (loss) from investment in
  unconsolidated affiliate                       (21,000)               --               --           (21,000)
Net (loss) income                               (121,000)          (92,000)         684,000           471,000

                                                          Six Months Ended June 30, 2003
                                      -----------------------------------------------------------------------
                                               MIF            NTS/LFII          NTS/VA            Total
                                      -----------------------------------------------------------------------
Lot sales, net of discounts             $             -- $       1,562,000 $      2,198,000 $       3,760,000
Cost of sales                                         --        (1,358,000)      (1,733,000)       (3,091,000)
Country Club income                                   --                --          677,000           677,000
Interest and miscellaneous income                     --             8,000           67,000            75,000
Operating expenses                              (232,000)         (554,000)      (1,026,000)       (1,812,000)
Country Club expenses                                 --                --       (1,183,000)       (1,183,000)
Interest expense                                      --                --          (25,000)          (25,000)
Depreciation and amortization                         --            (1,000)         (77,000)          (78,000)
Income (loss) from investment in
  unconsolidated affiliate                        88,000                --               --            88,000
Net loss                                        (144,000)         (343,000)      (1,102,000)       (1,589,000)

                                                          Six Months Ended June 30, 2002
                                      -----------------------------------------------------------------------
                                               MIF            NTS/LFII          NTS/VA            Total
                                      -----------------------------------------------------------------------
Lot sales, net of discounts             $             -- $       2,514,000 $      3,621,000 $       6,135,000
Land sales                                            --                --        6,100,000         6,100,000
Cost of sales                                         --        (1,966,000)      (7,394,000)       (9,360,000)
Country Club income                                   --                --          626,000           626,000
Interest and miscellaneous income                  2,000             2,000           34,000            38,000
Operating expenses                              (277,000)         (633,000)      (1,545,000)       (2,455,000)
Country Club expenses                                 --                --       (1,080,000)       (1,080,000)
Interest expense                                 (24,000)               --          (21,000)          (45,000)
Depreciation and amortization                         --             1,000          (78,000)          (77,000)
Income (loss) from investment in
  unconsolidated affiliate                       (86,000)               --               --           (86,000)
Net (loss) income                               (385,000)          (82,000)         263,000          (204,000)

If there has not been a material change in a particular line item on the Statements of Operations from June 30, 2002 to June 30, 2003, we have omitted any discussion concerning that individual line item.

Revenues

Revenue for the three months ended June 30, 2003, includes approximately $1,862,000 in lot sales consisting of approximately $944,000 and $918,000 from NTS/LFII and NTS/VA, respectively. During this period 16 lots were sold for an average selling price of approximately $116,000.

Revenue for the three months ended June 30, 2002, includes approximately $2,496,000 in lot sales consisting of approximately $924,000 and $1,572,000 from NTS/LFII and NTS/VA, respectively. During this period 23 lots were sold for an average selling price of approximately $109,000.

Revenue for the six months ended June 30, 2003, includes approximately $3,760,000 in lot sales consisting of approximately $1,562,000 and $2,198,000 from NTS/LFII and NTS/VA, respectively. During this period 31 lots were sold for an average selling price of approximately $121,000.

Revenue for the six months ended June 30, 2002, includes approximately $6,055,000 in lot sales consisting of approximately $2,514,000 and $3,541,000 from NTS/LFII and NTS/VA, respectively. During this period 49 lots were sold for an average selling price of approximately $124,000.

Costs of sales for the three months ended June 30, 2003 and 2002, were approximately $1,594,000 and $6,622,000, respectively.

Cost of sales for the six months ended June 30, 2003 and 2002, were approximately $3,091,000 and $ 9,360,000, respectively.

Cost of sales for the three months and six months ended June 30, 2002, includes approximately $4,569,000 for the land sale at NTS/VA.

Presented below are the gross profit margins for the three months and six months ended June 30, 2003 and 2002:

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                               -------------------------------      -------------------------------
                                                   2003              2002               2003              2002
                                               -------------     -------------      -------------     -------------
NTS/LF II                                           13%               22%                13%               22%
NTS/VA                                              16%               24%                21%               24%

     Combined gross profit margins                  14%               23%                18%               23%

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

In comparing the gross margin percentages for the six months ended June 30, 2003 and 2002, respectively, Management’s estimates have changed relative to the ultimate sales values, development costs and absorption periods. The inherent economic volatility of residential real estate does not allow us to be certain that the gross profit margins that we now believe will be realized during the duration of the projects will remain unchanged.

The net decrease in gross profit margin at NTS/LFII is a function of a change in the estimates of sales values, development costs and absorption periods over the life of the project.

We periodically review the value of land and inventories and determine whether any impairment charges are needed to reflect declines in value. We did not record any impairment charges during the periods ended June 30, 2003 and 2002. The estimated net realizable value of real estate inventories represents our best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

Beginning with April 1, 2001, the income and expenses of the Fawn Lake Country Club have been included in our statement of operations. This is a result of the substantial completion of the Club and the intention to sell the Club as a single asset. The net impact on the results of operations was a net operating deficit of approximately $506,000 and $454,000 for the six months ended June 30, 2003 and 2002, respectively.

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the six months ended June 30, 2003 and 2002:

                                                                2003                       2002
                                                      ------------------------   ------------------------
Revenues
Operating revenue                                    $                 677,000  $                 622,000
Other revenue                                                               --                      4,000
                                                      ------------------------   ------------------------

     Total revenues                                                    677,000                    626,000

Expenses
Cost of goods sold                                                     131,000                    111,000
Selling, general and administrative - affiliates                       676,000                    645,000
Selling, general and administrative                                    344,000                    305,000
Depreciation                                                            32,000                     19,000
                                                      ------------------------   ------------------------

     Total expenses                                                  1,183,000                  1,080,000
                                                      ------------------------   ------------------------

Net loss                                             $                (506,000) $                (454,000)
                                                      ========================   ========================

Expenses

Reimbursements for expense recovery of approximately $387,000 and $499,000 were accrued to NTS Residential Management Company (“NTS Management”) or an affiliate during the three months June 30, 2003 and 2002, respectively, for actual personnel, marketing and administrative costs as they relate to us, NTS/LFII and NTS/VA. For the six months ended June 30, 2003 and 2002, the expense recovery accrued to NTS Management or an affiliate was approximately $859,000 and $1,063,000.

Reimbursements for expense recovery decreased approximately $112,000 for the three months ended June 30, 2003, as compared to the same period in 2002. Reimbursements for expense recovery decreased approximately $204,000 for the six months ended June 30, 2003, as compared to the same period in 2002. The decrease is primarily a result of a decrease in commissions paid to sales agents employed by NTS/LFII and NTS/VA for the three months and six months ended June 30, 2003, as compared to the same period in 2002.

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. For the three months ended June 30, 2003 and 2002, overhead recovery incurred was approximately $76,000 and $334,000, respectively. For the six months ended June 30, 2003 and 2002 overhead recovery incurred was approximately $156,000 and $474,000, respectively. This decrease is a direct result of decreased cash receipts, which is primarily due to the one time sale of land in April 2002 to the National Park Service.

Selling, general and administrative expenses include directors’ fees, legal, outside accounting, other investor related cost, repairs and maintenance cost. Selling, general and administrative expenses also include those costs incurred directly by NTS/VA for marketing related activities.

For the three months ended June 30, 2003 and 2002, the amounts incurred for selling, general and administrative expenses were approximately $443,000 and $436,000. For the six months ended June 30, 2003 and 2002, the amounts incurred for selling, general and administrative expenses were approximately $770,000 and $845,000. The decrease in the selling, general and administrative expenses is primarily a result of a decrease in legal, insurance and maintenance expenses, for the six months ended June 30, 2003, compared to the same period in 2002.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries borrowings as well as in the capitalization percentage. For the six months ended June 30, 2003 and 2002, approximately $349,000 and $572,000, respectively, was capitalized in inventory and approximately $25,000 and $45,000, respectively, was expensed. The decrease in total interest is primarily due to the decrease in outstanding balances of loans.

No benefit or provision for income taxes was provided during the six months ended June 30, 2003 and 2002, as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized.

Liquidity and Capital Resources

The primary sources of our liquidity are the ability of us and our subsidiaries, NTS/LFII and NTS/VA, to draw upon our development loan and the net proceeds retained from sales of residential lots and homes owned by our subsidiaries and the Joint Venture in which we have a 50% interest. Proceeds from the sale of country club memberships also reduce the development loan. Under the development loan we are required to make principal payments equal to 72% of the gross receipts from lot sales in the Lake Forest development owned by NTS/LFII, and 91% of gross receipts from lot sales in the Fawn Lake development owned by NTS/VA.

Under the terms of our development loan, we may draw up to $12,000,000. As of June 30, 2003, the loan balance was approximately $8,500,000. If the balance on the loan exceeds $12,000,000 as of December 31, 2003, the lender would be entitled, pursuant to provisions of the development loan, to take possession of the unsold lots and all other security pledged for this loan. Failure to generate sufficient proceeds from lot sales or the lack of further availability under the development loan may have a material adverse effect on our liquidity and capital resources.

On April 15, 2002, Fawn Lake sold approximately 456 acres of land to the U.S. Department of the Interior’s National Park Service. This land is located in Spotsylvania County, Virginia, adjacent to the Fredericksburg and Spotsylvania County Battlefields Memorial National Military Park. The sales price of the land was approximately $6,100,000. The price was determined by arms-length negotiation between the buyer and seller, aided by an appraisal commissioned by the National Park Service. Approximately $5,500,000 of the sales proceeds was utilized to reduce outstanding debt. The net proceeds after reducing debt and paying closing costs and fees related to the sale was used as working capital.

The following table summarizes our sources/uses of cash flow for the six months ended June 30, 2003 and 2002, respectively:

                                                                      Six Months Ended
                                                                          June 30,
                                                           ---------------------------------------
                                                                  2003                 2002
                                                           ------------------   ------------------
Operating Activities                                     $         (2,128,794)$          6,293,347

Investing Activities                                                 (313,844)            (268,951)

Financing Activities                                                2,588,358           (5,725,043)
                                                           ------------------   ------------------

Net increase in cash and equivalents                     $            145,720 $            299,353
                                                           ==================   ==================

Cash used in operating activities was approximately $2,129,000 for the six months ended June 30, 2003. One of the primary components of the cash used in operating activities was a net loss of approximately $1,589,000, which was due to, among other things, our lower gross margin on lot sales as described under “Results of Operations/Revenues” above. Other significant components of cash used in operating activities were an increase in inventory of $846,000, which were partially offset by decreases in initiation fees receivable of approximately $197,000, and notes receivable of approximately $236,000.

Cash provided by operating activities was approximately $6,293,000 for the six months ended June 30, 2002. The primary component of the cash provided by operating activities was the decrease in inventory of approximately $6,074,000, which is a direct result of a land sale by one of our subsidiaries to the National Park Service in April 2002.

Cash used for investing activities was approximately $314,000 for the six months ended June 30, 2003, consisting primarily of capital expenditures associated with golf operations conducted by our subsidiaries.

Cash used for investing activities was approximately $269,000 for the six months ended June 30, 2002, consisting primarily of capital expenditures associated with golf operations conducted by our subsidiaries.

Cash provided by financing activities was approximately $2,588,000 for the six months ended June 30, 2003, consisting primarily of amounts deferred by NTS Development and NTS Management of approximately $973,000 plus net proceeds from notes payable relating to the development loans for NTS/LFII and NTS/VA projects of approximately $1,635,000.

Cash used in financing activities was approximately $5,725,000 for the six months ended June 30, 2002, consisting primarily net of loan payments totaling approximately$6,808,000, offset in part by an increase in accounts payable and accrued expenses to affiliates of approximately $1,293,000, representing amounts owed to NTS Development and NTS Management for salary and overhead reimbursements for which payment has been deferred.

NTS/Lake Forest II Residential Corporation entered into an agreement with Lake Forest Country Club, Inc. in February, 1992 which governed the transfer of control, conveyance of assets and management of the Lake Forest Country Club, Inc. to its members. The transfer was dependent on the occurrence of certain future events and once one of these events occurred, transfer would take place within sixty days. If other events triggering the transfer did not occur by October 29, 2003, then this date becomes the triggering date. It is expected the Club and its operations will transfer to the members no later than December 28, 2003. Historically, the Club has experienced operating deficits which have been capitalized into inventory. Subsequent to the turnover of the Club, its operations will be the responsibility of its members.

We intend to satisfy our future liquidity needs through cash provided by operations, cash reserves, additional borrowings secured by our properties and deferrals of amounts owed to NTS Development and NTS Management. There can be no assurance that funds from operations, reserves or borrowings will be available, or that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2004. If these sources of liquidity are not available our Advisor will manage the demand on liquidity according to our best interest.

Obligations to Affiliates/Deferrals

As noted above, NTS Management is entitled to be reimbursed for direct and pro-rated costs incurred in operating and managing NTS/LFII and NTS/VA and to an overhead recovery in an amount equal to 3.75% of the project’s gross cash receipts, under the management agreements with NTS/LFII and NTS/VA. In addition to the amounts payable to NTS Management under the Management Agreements, NTS Development is entitled to be reimbursed for overhead expenses incurred in connection with performing administrative services, such as accounting, on our behalf.

As of June 30, 2003, we owed approximately $9,849,000 to affiliates for reimbursements and fees, including $8,955,000 owed to NTS Development and NTS Management for salary and overhead reimbursements are included in accounts payable and accrued expenses — affiliates on our balance sheet as of June 30, 2003, and approximately $894,000 owed to other affiliates for fees or expense reimbursements are included in accounts payable and accrued expenses — affiliates on our balance sheet as of June 30, 2003.

We will repay amounts owed to NTS Development and NTS Management as a result of deferred expenses or advances made to NTS LF/II or NTS/VA to the extent permitted by our cash flow. NTS Development and NTS Management have agreed to defer, through March 31, 2004, amounts owed to them by us as of December 31, 2002, and any further amounts accruing from January 1, 2003 through March 31, 2004. There can be no assurance that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2004. If these amounts are not deferred, such action could have a material adverse effect on our liquidity and financial condition. Payment of such deferred amounts would be dependent upon available operating cash flow or funding from potential third-party resources in the form of loans or advances.

Limited Guaranty

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to shareholders from all sources during our existence is at least equal to the original capital contributions attributable to our then outstanding shares. As of June 30, 2003, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

The liability of the Guarantor under the guaranty is expressly limited to its assets. The Guarantor’s sole asset presently consists of a $10 million demand note receivable from Mr. J.D. Nichols, Chairman of the Board of Directors of the Sponsor. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty. The Guarantor may in the future guarantee obligations of other third parties including guaranties of obligations owed by our affiliates to other entities.

Website Information

Our website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available and may be accessed free of charge through the “About NTS” section of our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. Our debt instruments bear interest at both variable and fixed rates as discussed in Note 11 of our financial statements. For the six months ended June 30, 2003, a hypothetical 100 basis point increase in interest rates would result in an approximate $75,000 increase in interest expense and an approximate $64,000 decrease in the fair value of debt for the six months then ended. During the six months ended June 30, 2003, the majority of interest expense incurred was capitalized in inventory.

Item 4 — Controls and Procedures

The President and Director of NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development, the equivalent of the Chief Financial Officer of the Company, have concluded, based on their evaluation as of June 30, 2003, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the above evaluation.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings
None.

Item 2 — Changes in Securities and Use of Procedures
None.

Item 3 — Defaults upon Senior Securities
None.

Item 4 — Submission of Matters to a Vote of Security Holders
None.

Item 5 — Other Information
None.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits
(3 (a)(2))	Restated Certificate of Incorporation *
(3 (b))	By-Laws *
(10.1)	Form of Advisory Agreement *
(10.2)	Form of Guaranty Agreement *
(10.3)	Agreements governing acquisition of the issued and outstanding common capital stock of NTS/LFII and NTS/VA. **
(10.4)	Property Management Agreements between the Fund and NTS Management. **
(31.1)	Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***
(31.2)	Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***
(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
(b)	Reports on Form 8-K
None.

*	Incorporated by reference from our Registration Statement on Form S-11, referencing the exhibit number used in such Registration Statement.
**	Incorporated by reference from our Form 8-K dated January 14, 1998.
***	Filed with this Quarterly Form 10-Q Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS Mortgage Income Fund

/s/ Brian F. Lavin

Brian F. Lavin
President and Director of the
NTS Mortgage Income Fund

Date: August 14, 2003

EXHIBIT INDEX

Exhibit Number	Description of Document
3a2	Restated Certificate of Incorporation *

3b	By-Laws *

10.1	Form of Advisory Agreement *

10.2	Form of Guaranty Agreement *

10.3	Agreements governing acquisition of the issued and outstanding common capital stock of NTS/LFII and NTS/VA. **

10.4	Property Management Agreements between the Fund and NTS Management. **

31.1	Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

31.2	Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
(b)	Reports on Form 8-K
None.

*	Incorporated by reference from our Registration Statement on Form S-11, referencing the exhibit number used in such Registration Statement.
**	Incorporated by reference from our Form 8-K dated January 14, 1998.
***	Filed with this Quarterly Form 10-Q Report.