Form 10-Q/A
period 2003-06-30
NTS MORTGAGE INCOME FUND
filed 2003-08-19
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2003 of the NTS Mortgage Income Fund is to add references to Exhibits 10.5 and 10.6 to Part II, Item 6 and to the Exhibit Index. These exhibits were filed with our original Quarterly Report on 10-Q for the period ended June 30, 2003, filed on August 14, 2003, but were not listed as exhibits in Part II, Item 6 or on the Exhibit Index. All other information contained in our original Form 10-Q remains unchanged.

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits
(3 (a)(2))	Restated Certificate of Incorporation *
(3 (b))	By-Laws *
(10.1)	Form of Advisory Agreement *
(10.2)	Form of Guaranty Agreement *
(10.3)	Agreements governing acquisition of the issued and outstanding common capital stock of NTS/LFII and NTS/VA. **
(10.4)	Property Management Agreements between the Fund and NTS Management. **
(10.5)	Second Amended and Restated Revolving Promissory Note Construction Mortgage Loan. ***
(10.6)	Mortgage Loan Modification Agreement. ***
(31.1)	Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***
(31.2)	Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***
(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
(b)	Reports on Form 8-K
None.

*	Incorporated by reference from our Registration Statement on Form S-11, referencing the exhibit number used in such Registration Statement.
**	Incorporated by reference from our Form 8-K dated January 14, 1998.
***	Included with our original Quarterly Report on Form 10-Q filed on August 14, 2003.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS Mortgage Income Fund

/s/ Brian F. Lavin

Brian F. Lavin
President and Director of the
NTS Mortgage Income Fund

Date: August 19, 2003

2

EXHIBIT INDEX

Exhibit Number	Description of Document
3a2	Restated Certificate of Incorporation *

3b	By-Laws *

10.1	Form of Advisory Agreement *

10.2	Form of Guaranty Agreement *

10.3	Agreements governing acquisition of the issued and outstanding common capital stock of NTS/LFII and NTS/VA. **

10.4	Property Management Agreements between the Fund and NTS Management. **

10.5	Second Amended and Restated Revolving Promissory Note Construction Mortgage Loan. ***

10.6	Mortgage Loan Modification Agreement. ***

31.1	Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

31.2	Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
(b)	Reports on Form 8-K
None.

*	Incorporated by reference from our Registration Statement on Form S-11, referencing the exhibit number used in such Registration Statement.
**	Incorporated by reference from our Form 8-K dated January 14, 1998.
***	Included with our original Quarterly Report on Form 10-Q filed on August 14, 2003.