Form 10-Q
period 2003-09-30
NTS MORTGAGE INCOME FUND
filed 2003-11-14
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]    No [  ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [  ]    No [X]

As of September 30, 2003, the registrant had approximately 3,187,000 shares of common stock outstanding.

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2003
	and December 31, 2002	4

	Consolidated Statements of Operations for the Three
	and Nine Months Ended September 30, 2003 and 2002	5

	Consolidated Statements of Cash Flows for the Nine Months
	Ended Setember 30, 2003 and 2002	6

	Notes to Consolidated Financial Statements	7-18

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	19-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II — OTHER INFORMATION

Items 1 - 6	29

Signatures	30

Exhibit Index	31

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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NTS MORTGAGE INCOME FUND
CONSOLIDATED BALANCE SHEETS

                                                                       As of                As of
                                                                   September 30,        December 31,
                                                                       2003                 2002
                                                                -------------------  -------------------
                                                                    (UNAUDITED)
ASSETS
Cash and equivalents                                           $          1,142,744 $            813,009
Membership initiation fees and other accounts receivable,
  net of allowance of approximately $86,000, respectively                   909,667            1,224,241
Notes receivable                                                            583,406              795,168
Inventory                                                                38,711,126           38,397,019
Property and equipment, net of accumulated depreciation
  of approximately $1,793,000 and $1,515,000, respectively                3,710,729            3,670,591
Investment in unconsolidated affiliate                                    1,768,872            1,581,209
Other assets                                                                504,577              445,780
                                                                -------------------  -------------------

     TOTAL ASSETS                                              $         47,331,121 $         46,927,017
                                                                ===================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                          $          2,675,180 $          2,682,404
Accounts payable and accrued expenses - affiliates                       10,102,083            8,875,945
Mortgages and notes payable                                              15,506,788           14,386,442
Other liabilities                                                           439,555              391,955
                                                                -------------------  -------------------

     TOTAL LIABILITIES                                                   28,723,606           26,336,746
                                                                -------------------  -------------------

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value,
  6,000,000 shares authorized;
  3,187,333 shares issued and outstanding                      $              3,187 $              3,187
Additional paid-in-capital                                               54,163,397           54,163,397
Accumulated deficit                                                     (35,559,069)         (33,576,313)
                                                                -------------------  -------------------

TOTAL STOCKHOLDERS' EQUITY                                               18,607,515           20,590,271
                                                                -------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $         47,331,121 $         46,927,017
                                                                ===================  ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended             Nine Months Ended
                                                      September 30,                  September 30,
                                               ----------------------------  -----------------------------
                                                   2003           2002           2003            2002
                                               -------------  -------------  -------------   -------------
REVENUES
Lot sales, net of discounts                   $    3,886,247 $    4,970,922 $    7,646,092  $   11,106,401
Land sale (Note 7)                                        --             --             --       6,100,000
                                               -------------  -------------  -------------   -------------
Total sales                                        3,886,247      4,970,922      7,646,092      17,206,401
Cost of sales                                      3,178,699      3,686,628      6,269,694      13,046,129
                                               -------------  -------------  -------------   -------------

Gross profit                                         707,548      1,284,294      1,376,398       4,160,272
                                               -------------  -------------  -------------   -------------

Country Club income                                  406,564        416,375      1,083,504       1,042,829
Interest and miscellaneous income                     25,209         16,847        100,503          54,818
                                               -------------  -------------  -------------   -------------

     TOTAL REVENUES                                1,139,321      1,717,516      2,560,405       5,257,919
                                               -------------  -------------  -------------   -------------

EXPENSES
Selling, general and administrative -
  affiliated                                         537,212        767,018      1,552,552       2,302,982
Selling, general and administrative                  321,447        494,636      1,091,496       1,339,600
Country Club expenses                                717,876        658,913      1,900,807       1,739,189
Interest expense                                       6,527         30,418         31,460          75,400
Other taxes and licenses                              12,391         13,811         38,092          87,452
Depreciation and amortization                         37,992         44,410        116,417         120,979
Income from investment in
  unconsolidated affiliate                          (100,143)      (162,703)      (187,663)        (76,828)
                                               -------------  -------------  -------------   -------------

     TOTAL EXPENSES                                1,533,302      1,846,503      4,543,161       5,588,774
                                               -------------  -------------  -------------   -------------

Net loss                                      $     (393,981)$     (128,987)$   (1,982,756) $     (330,855)
                                               =============  =============  =============   =============

Net loss per share of common stock            $        (0.12)$        (0.04)$        (0.62) $        (0.10)
                                               =============  =============  =============   =============

Weighted average number of shares                  3,187,333      3,187,333      3,187,333       3,187,333
                                               =============  =============  =============   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                  ----------------------------------------
                                                                         2003                  2002
                                                                  ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $          (1,982,756)$            (330,855)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization expense                                     116,417               120,979
   (Income) loss from investment in unconsolidated affiliate                (187,663)              (76,828)
   Changes in assets and liabilities:
     Membership initiation fees and other accounts receivable                314,574               108,839
     Notes receivable                                                        211,762               195,390
     Inventory                                                              (104,915)            8,405,867
     Accounts payable and accrued expenses                                    (7,224)              (95,989)
     Lot deposits                                                            121,000                (7,851)
     Deferred revenues                                                       (73,400)               52,922
     Other assets                                                            (74,674)              (30,405)
                                                                  ------------------    ------------------

     Net cash (used in) provided by operating activities                  (1,666,879)            8,342,069
                                                                  ------------------    ------------------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                                          (317,770)             (281,901)
Capital contribution to unconsolidated affiliate                                  --               (43,500)
                                                                  ------------------    ------------------

     Net cash used in investing activities                                  (317,770)             (325,401)
                                                                  ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to/from affiliates                                                  (12,100)               11,605
Accounts payable and accrued expenses - affiliates                         1,226,138             1,815,247
Proceeds from mortgage and notes payable                                  10,269,316             7,108,332
Proceeds from notes payable - affiliated                                          --                18,971
Payments on mortgages and notes payable                                   (9,148,970)          (16,258,951)
Payments on notes payable - affiliated                                            --              (231,857)
Other assets                                                                 (20,000)              (18,657)
                                                                  ------------------    ------------------

     Net cash provided by (used in) financing activities                   2,314,384            (7,555,310)
                                                                  ------------------    ------------------

     Net increase in cash and equivalents                                    329,735               461,358
                                                                  ------------------    ------------------

CASH AND EQUIVALENTS, beginning of period                                    813,009               566,146
                                                                  ------------------    ------------------

CASH AND EQUIVALENTS, end of period                            $           1,142,744 $           1,027,504
                                                                  ==================    ==================

Cash paid for interest, net of amounts capitalized             $              24,598 $              32,582
                                                                  ==================    ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS Mortgage Income Fund’s 2002 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of our management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and nine months ended September 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this Quarterly Report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS Mortgage Income Fund or its interests in its properties and joint venture.

Note 1 — Organization

We were formed as a Delaware corporation, on September 26, 1988. We operated as a real estate investment trust (REIT) under the Internal Revenue Code of 1986 (the “Code”), as amended, from our inception through December 31, 1996. We began operating as a “C” corporation under the Code for tax purposes effective January 1, 1997. NTS Corporation is our sponsor (the “Sponsor”), NTS Advisory Corporation is our advisor (the “Advisor”), and NTS Residential Management Company is our manager (“NTS Management”). The Advisor and NTS Management are affiliates of and are under common control with the Sponsor.

Our wholly-owned subsidiaries are NTS/Lake Forest II Residential Corporation (“NTS/LFII”) and NTS/Virginia Development Company (“NTS/VA”).

NTS/LFII is the owner and developer of the Lake Forest North single-family residential community located in Louisville, Kentucky, and will continue to own and develop the Lake Forest North project to completion and orderly sale as a wholly-owned subsidiary of ours. NTS Residential Realty, Inc., a Kentucky corporation and an affiliate of the Sponsor, was formed on April 6, 1999, to act as a broker and agent for NTS/LFII for the sale of lots within the Lake Forest North project, and as a broker and agent for the sale of new homes within the Lake Forest North project.

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

Note 2 — Basis of Accounting

Our records are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

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

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

FIN 46 was effective immediately for new entities created or acquired after February 1, 2003, and will become effective for the period ended December 31, 2003 for entities in which we had a variable interest prior to February 1, 2003. We are presently evaluating the effect of this pronouncement.

Reclassifications

Certain reclassifications have been made to the 2002 balance sheet and cash flow statement to conform to the presentation for 2003. These reclassifications had no effect on previously reported operating results.

Note 4 — Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 7 — Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period including the operating deficits of the Lake Forest Country Club, less amounts charged to cost of sales. Inventory costs are allocated to individual lots sold using their relative sales values. The use of the relative sales value method to record cost of sales requires the use of estimates of sales values, development costs and absorption periods over the life of the project. Given the long-term nature of the projects and inherent economic volatility of residential real estate and the use of estimates to determine sales values, development costs and absorption periods, it is reasonably possible that such estimates could change in the near term. Any changes in estimates are accounted for prospectively over the life of the project.

Inventory consisted of approximately the following as of September 30, 2003:

                                                      NTS/LFII            NTS/VA           Consolidated
                                                 ------------------  -----------------   -----------------
Land held for future development, under
  development, and completed lots               $         2,022,000 $       18,924,000  $       20,946,000

Country club (net of membership initiation fees)          4,094,000                 --           4,094,000

Amenities                                                   896,000         12,775,000          13,671,000
                                                 ------------------  -----------------   -----------------

                                                $         7,012,000 $       31,699,000  $       38,711,000
                                                 ==================  =================   =================

Inventory consisted of approximately the following as of December 31, 2002:

                                                      NTS/LFII            NTS/VA           Consolidated
                                                 ------------------  -----------------   -----------------
Land held for future development, under
  development, and completed lots               $         1,903,000 $       17,874,000  $       19,777,000

Country club (net of membership initiation fees)          4,199,000                 --           4,199,000

Amenities                                                 1,180,000         13,241,000          14,421,000
                                                 ------------------  -----------------   -----------------

                                                $         7,282,000 $       31,115,000  $       38,397,000
                                                 ==================  =================   =================

We capitalized in inventory approximately $721,000 of interest and real estate taxes for the nine months ended September 30, 2003. Interest and real estate taxes incurred during this period were approximately $793,000.

We capitalized in inventory approximately $972,000 of interest and real estate taxes for the nine months ended September 30, 2002. Interest and real estate taxes incurred during this period were approximately $1,091,000.

Inventory as of September 30, 2003, as reflected above, includes approximately $12,314,000, net of $8,220,000 of country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

Inventory as of December 31, 2002, as reflected above, includes approximately $12,474,000, net of $8,275,000 of country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

Pursuant to an agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from the initial issuance of memberships to the Country Club. The remaining cost to be incurred for the current projected Country Club operating deficit for the period covered by the agreement is approximately $205,000, which is expected to be offset by member initiation fees. During the nine months ended September 30, 2003, approximately $708,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory. During the nine months ended September 30, 2002, approximately $680,000 of the Lake Forest Country Club deficit was capitalized as a cost of inventory.

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

Note 8 — Property and Equipment

The following schedule provides an analysis of our approximate investment in property and equipment as of September 30, 2003 and December 31, 2002:

                                                     As of              As of
                                                 September 30,       December 31,
                                                     2003                2002
                                               -----------------  ------------------
Land and buildings                            $        3,445,000 $         3,429,000

Equipment                                              2,059,000           1,757,000
                                               -----------------  ------------------

                                                       5,504,000           5,186,000

     Less accumulated depreciation                    (1,793,000)         (1,515,000)
                                               -----------------  ------------------

                                              $        3,711,000 $         3,671,000
                                               =================  ==================

Note 9 — Provisions for Write-Down to Net Realizable Value

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the three and nine months ended September 30, 2003 and 2002 did not result in an impairment loss.

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

The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement. As of September 30, 2003 and December 31, 2002, our percentage interest was 50%, and our investment balance in the Joint Venture was approximately $1,769,000 and $1,581,000, respectively. Our share of the Joint Venture’s net income for the three and nine months ended September 30, 2003, was approximately $100,000 and $188,000, respectively.

Presented below are condensed balance sheets for the Joint Venture as of September 30, 2003 and December 31, 2002, and statements of operations for the three and nine months ended September 30, 2003 and 2002:

CONDENSED BALANCE SHEETS

                                                September 30,         December 31,
                                                    2003                  2002
                                              -----------------    ------------------

Inventory                                  $          3,994,000  $          6,557,000
Other, net                                            1,681,000               209,000
                                              -----------------    ------------------

     Total assets                          $          5,675,000  $          6,766,000
                                              =================    ==================

Mortgages and notes payable                             474,000               206,000
Other liabilities                                     1,663,000             3,398,000
Equity                                                3,538,000             3,162,000
                                              -----------------    ------------------

     Total liabilities and equity          $          5,675,000  $          6,766,000
                                              =================    ==================

CONDENSED STATEMENTS OF OPERATIONS

                                      Three Months Ended                       Nine Months Ended
                                         September 30,                           September 30,
                             -------------------------------------   -------------------------------------
                                    2003               2002                2003                2002
                             ------------------  -----------------   -----------------  ------------------

Lot sales, net of discounts $         1,656,000 $        2,233,000  $        5,287,000 $         4,439,000
Cost of sales                        (1,210,000)        (1,584,000)         (3,873,000)         (3,157,000)
Other expenses, net                    (246,000)          (324,000)         (1,039,000)         (1,128,000)
                             ------------------  -----------------   -----------------  ------------------

     Net income             $           200,000 $          325,000  $          375,000 $           154,000
                             ==================  =================   =================  ==================

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
personally guaranteed by Mr. J.D. Nichols, Chairman of the
Board of the Sponsor, for 50% of the outstanding loan balance and a $2 million letter of credit from a third party lender with
the beneficiary being the bank.                                   $        8,082,810   $          4,961,203

Note payable to a bank in the amount of $9,000,000, bearing
interest at 8.25%, payable monthly, due March 31, 2004, secured by a certificate of deposit owned by NTS Financial Partnership,
an affiliate of NTS Mortgage Income Fund.                                  6,696,959              6,696,959

Mortgage loan payable to a bank in the amount of $4,000,000, bearing interest at the prime rate + 0.5%, paid in June 2003, secured by the Lake Forest Country Club and golf course, and a $200,000 letter of credit from a third party lender with the
beneficiary being the bank, guaranteed by the Sponsor.                            --              1,730,000

Warehouse line of credit agreement with a bank bearing interest at the prime rate + 0.75%, due September 30, 2003, secured by notes receivable, principal payments consist of payments
received from notes receivable securing the obligation.                      436,968                795,168

Other                                                                        290,051                203,112
                                                                  ------------------    -------------------

                                                                 $        15,506,788   $         14,386,442
                                                                  ==================    ===================

As of September 30, 2003 we are in negotiations with a bank to refinance the warehouse line of credit agreement.

We anticipate seeking renewals or refinancing of the debts coming due within the next twelve months with existing creditors. However, there can be no assurances that we will be successful in doing so. The prime rate was 4% on September 30, 2003 and 4.25% on December 31, 2002.

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

Note 13 — Related Party Transactions

As of September 30, 2003, the Sponsor and an affiliate owned approximately 273,000 of our outstanding shares. We have entered into the following agreements with various affiliates of the Sponsor regarding our ongoing operations.

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

These expense reimbursements include direct and pro-rated costs incurred by NTS Management in the management and operation of the Properties. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain of its affiliates, as well as various non- payroll related operating expenses. NTS Management receives reimbursement for compensation costs associated with individuals who rendered services full time on and off site of the residential projects. For services provided by individuals not on site, or those with multiple residential projects responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Management Agreements, we were charged the following approximate amounts for the three and nine months ended September 30, 2003 and 2002. These amounts are reflected in selling, general and administrative — affiliated on the accompanying consolidated statements of operations.

                                             Three Months Ended             Nine Months Ended
                                               September 30,                  September 30,
                                        -----------------------------  ---------------------------
                                            2003            2002           2003          2002
                                        --------------  -------------  -------------  ------------
Personnel related costs:
  Financing and accounting             $        64,000 $       57,000 $      206,000 $     182,000
  Data processing                               13,000         16,000         41,000        57,000
  Human resources                               13,000          9,000         38,000        30,000
  Executive and administrative services         32,000         33,000        115,000       104,000
  Construction management                        2,000         35,000         49,000       106,000
  Sales and marketing                          202,000        356,000        593,000       946,000
  Legal                                         27,000         15,000         75,000        56,000
                                        --------------  -------------  -------------  ------------

     Total personnel related costs             353,000        521,000      1,117,000     1,481,000
                                        --------------  -------------  -------------  ------------

Marketing                                        5,000         39,000         48,000        91,000

Rent                                            13,000          8,000         42,000        40,000

Other general and administrative                15,000          4,000         39,000        22,000
                                        --------------  -------------  -------------  ------------

     Total expense reimbursements      $       386,000 $      572,000 $    1,246,000 $   1,634,000
                                        ==============  =============  =============  ============

Additionally, NTS Management is to be reimbursed for overhead expenses in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. Overhead recovery for the three and nine months ended September 30, 2003, was approximately $151,000 and $307,000, respectively. Overhead recovery for the three and nine months ended September 30, 2002, was approximately $195,000 and $669,000, respectively. These amounts are classified with selling, general and administrative — affiliated in the accompanying consolidated statements of operations.

Expense reimbursements owed to NTS Management or an affiliate of approximately $2,479,000 and $2,434,000 were accrued but not paid for the nine months ended September 30, 2003 and 2002, respectively, for Fawn Lake Country Club and Lake Forest Country Club. These costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $137,000 and $135,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club and Lake Forest Country Club for the nine months ended September 30, 2003 and 2002, respectively. The Lake Forest Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the nine months ended September 30, 2003 and 2002.

Under the Management Agreements, NTS Management may also receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and our share of the cash flow of the Joint Venture is sufficient to enable us to distribute to our shareholders an amount which, after adding thereto all other payments previously distributed to our shareholders, is at least equal to the original capital contributions attributable to our then outstanding shares. As of September 30, 2003, the original capital contributions attributable to our outstanding shares were $63,690,000 and we had paid distributions of approximately $23,141,000, and no incentive payments had been accrued in our consolidated financial statements.

Advances to Affiliates

As of September 30, 2003, we owed approximately $10,102,000 to affiliates for fees and reimbursements, including $9,172,000 owed to NTS Development and NTS Management for salary and overhead reimbursements included in accounts payable and accrued expenses — affiliates.

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

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the nine months ended September 30, 2003 and 2002:

                                                                       Nine Months Ended
                                                                         September 30,
                                                      ---------------------------------------------------
                                                                2003                       2002
                                                      ------------------------   ------------------------
Revenues
Operating revenue                                    $               1,084,000  $               1,042,000
Other revenue                                                                                       1,000
                                                      ------------------------   ------------------------

     Total revenues                                                  1,084,000                  1,043,000

Expenses
Cost of goods sold                                                     227,000                    187,000
Selling, general and administrative - affiliates                     1,036,000                  1,012,000
Selling, general and administrative                                    584,000                    511,000
Depreciation                                                            54,000                     29,000
                                                      ------------------------   ------------------------

     Total expenses                                                  1,901,000                  1,739,000
                                                      ------------------------   ------------------------

Net loss                                             $                (817,000) $                (696,000)
                                                      ========================   ========================

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

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. We have determined, based on a history of operating losses by our subsidiaries and our expectations for the future, that it is more likely than not that the net deferred tax assets on September 30, 2003 and December 31, 2002, will not be realized. As of December 31, 2002, we had a federal net operating loss carry forward of approximately $17,539,000 expiring during various years beginning in 2012 and ending in 2022.

Note 16 — Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

We do not believe there is any litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance and none of which is expected to have a material adverse effect on our consolidated financial statements.

NTS/LFII and NTS/VA have various letters of credit outstanding to governmental agencies and utility companies totaling approximately $2,000,000 and $2,200,000 as of September 30, 2003 and December 31, 2002, respectively. The primary purpose of these documents is to ensure the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

It is estimated that development of the remaining homeowner’s association amenities at NTS/LFII will be substantially complete by December 2003. Based on engineering studies and projections, NTS/LFII will incur additional costs, excluding interest, of approximately $5,000 to complete the homeowner’s association amenities.

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

NTS/Lake Forest II Residential Corporation entered into an agreement with Lake Forest Country Club, Inc. in February, 1992 which governed the transfer of control, conveyance of assets and management of the Lake Forest Country Club, Inc. to its members. The transfer was dependent on the occurrence of certain future events and once one of these events occurred, transfer would take place within sixty days. If other events triggering the transfer did not occur by October 29, 2003, then the transfer was to occur within 60 days of this date. It is expected the Club and its operations will transfer to the members no later than December 28, 2003.

Note 17 — Guaranty to the Fund

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to shareholders from all sources during our existence is at least equal to the original capital contributions attributable to our then outstanding shares. As of September 30, 2003, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

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

The assets’ estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the September 30, 2003 and December 31, 2002, balance sheet as an asset held for use pursuant to SFAS No. 144 and is being depreciated according to our normal depreciation policy.

Cost of Sales

We calculate our costs of sales using a percentage based on estimates of total sales and project costs, principally acquisition and development costs. We estimate cost of sales percentages at the end of each fiscal year, and the resulting cost of sales percentages are applied prospectively. Total estimates are based on an analysis of actual costs incurred to date and the estimated costs of completion. Adjustments to estimated total project sales and development costs for the project affect the cost of goods sold percentage. The difference in the cost of sales percentage of NTS/LFII compared to NTS/VA and the difference in the lot sales mix will create a proportionate change in the combined gross profit margin throughout a given year. Costs of sales for a specific period also include direct selling costs, such as those relating to sales concessions, incurred during the period. These costs are not included in the estimated cost of sales percentage.

Income Tax

No benefit or provision for income taxes was provided during 2003 or 2002, as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized based upon the guidance in SFAS No. 109. See Note 15 to our Consolidated Financial Statements for further discussion.

Results of Operations

The following tables include our selected summarized operating data for the three and nine months ended September 30, 2003 and 2002. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                 Three Months Ended September 30, 2003
                                  ---------------------------------------------------------------------
                                         MIF            NTS/LFII          NTS/VA            Total
                                  ---------------------------------------------------------------------
Lot sales, net of discounts       $             -- $       1,216,000 $      2,670,000 $       3,886,000
Cost of sales                                   --        (1,038,000)      (2,141,000)       (3,179,000)
Country Club income                             --                --          407,000           407,000
Interest and miscellaneous income               --                --           25,000            25,000
Operating expenses                        (101,000)         (225,000)        (544,000)         (870,000)
Country Club expenses                           --                --         (718,000)         (718,000)
Interest expense                                --                --           (7,000)           (7,000)
Depreciation and amortization                   --            (1,000)         (37,000)          (38,000)
Income from investment in
  unconsolidated affiliate                 100,000                --               --           100,000
Net loss                                    (1,000)          (48,000)        (345,000)         (394,000)

                                                Three Months Ended September 30, 2002
                                 ---------------------------------------------------------------------
                                        MIF            NTS/LFII          NTS/VA            Total
                                 ---------------------------------------------------------------------
Lot sales, net of discounts      $             -- $         597,000 $      4,374,000 $       4,971,000
Land sales                                     --                --               --                --
Cost of sales                                  --          (470,000)      (3,217,000)       (3,687,000)
Country Club income                            --                --          416,000           416,000
Interest and miscellaneous income              --                --           17,000            17,000
Operating expenses                        (81,000)         (257,000)        (938,000)       (1,276,000)
Country Club expenses                          --                --         (659,000)         (659,000)
Interest expense                               --                --          (30,000)          (30,000)
Depreciation and amortization                  --            (3,000)         (41,000)          (44,000)
Income from investment in
  unconsolidated affiliate                163,000                --               --           163,000
Net income (loss)                          82,000          (133,000)         (78,000)         (129,000)

                                                Nine Months Ended September 30, 2003
                                 ---------------------------------------------------------------------
                                        MIF            NTS/LFII          NTS/VA            Total
                                 ---------------------------------------------------------------------
Lot sales, net of discounts      $             -- $       2,778,000 $      4,868,000 $       7,646,000
Cost of sales                                  --        (2,396,000)      (3,874,000)       (6,270,000)
Country Club income                            --                --        1,084,000         1,084,000
Interest and miscellaneous income              --             9,000           92,000           101,000
Operating expenses                       (333,000)         (779,000)      (1,572,000)       (2,684,000)
Country Club expenses                          --                --       (1,901,000)       (1,901,000)
Interest expense                               --                --          (31,000)          (31,000)
Depreciation and amortization                  --            (2,000)        (114,000)         (116,000)
Income from investment in
  unconsolidated affiliate                188,000                --               --           188,000
Net loss                                 (145,000)         (390,000)      (1,448,000)       (1,983,000)

                                                Nine Months Ended September 30, 2002
                                 ---------------------------------------------------------------------
                                        MIF            NTS/LFII          NTS/VA            Total
                                 ---------------------------------------------------------------------
Lot sales, net of discounts      $             -- $       3,111,000 $      7,995,000 $      11,106,000
Land sales                                     --                --        6,100,000         6,100,000
Cost of sales                                  --        (2,435,000)     (10,611,000)      (13,046,000)
Country Club income                            --                --        1,043,000         1,043,000
Interest and miscellaneous income           2,000             2,000           51,000            55,000
Operating expenses                       (357,000)         (891,000)      (2,482,000)       (3,730,000)
Country Club expenses                          --                --       (1,739,000)       (1,739,000)
Interest expense                          (24,000)               --          (52,000)          (76,000)
Depreciation and amortization                  --            (2,000)        (119,000)         (121,000)
Income from investment in
  unconsolidated affiliate                 77,000                --               --            77,000
Net (loss) income                        (302,000)         (215,000)         186,000          (331,000)

The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the three and nine months ending September 30, 2002 and 2003.

Revenues

Revenue from lot sales decreased to $3,866,000 in the three months ended September 30, 2003, from $4,902,000 in the comparable period in 2002. This decrease was the result of our selling 31 lots in the three months ending September 30, 2003, as compared with 44 in the comparable period in 2002, offset by an increase in the average sales price, to $125,000 in the three months ended September 30, 2003 from $112,000 in the comparable period in 2002.

Revenue from lot sales decreased to $7,646,000 in the nine months ended September 30, 2003, from $10,957,000 in the comparable period in 2002. This decrease was the result of our selling 61 lots in the nine months ending September 30, 2003, as compared with the 93 in the comparable period in 2002, offset by an increase in the average sales price, to $125,000 in the nine months ended September 30, 2003 from $118,000 in the comparable period 2002.

The decrease in cost of sales to $3,179,000 in the three months ended September 30, 2003, from $3,687,000 in the comparable period in 2002 was due to the sale of fewer lots in 2003.

The decrease in cost of sales to $6,270,000 in the nine months ended September 30, 2003 from $13,046,000 in the comparable period in 2002 was due, in addition to the sale of fewer lots, to the inclusion of $4,569,000 in cost of sales in the nine months ended September 30, 2002 due to the land sale at NTS/VA.

Presented below are the gross profit margins for the three and nine months ended September 30, 2003 and 2002:

                                           Three Months Ended                Nine Months Ended
                                              September 30,                    September 30,
                                     -------------------------------  -------------------------------
                                         2003              2002           2003              2002
                                     -------------     -------------  -------------     -------------
NTS/LF II                                 15%               21%            14%               22%
NTS/VA                                    20%               27%            20%               25%

     Combined gross profit margins        18%               26%            18%               24%

The decline in gross margin percentages for the nine months ended September 30, 2003 as compared with the comparable period in 2002 is due to revised estimates of the ultimate sales values, development costs and absorption periods for both NTS/LFII and NTS/VA. As a result of the inherent economic volatility of residential real estate, we cannot be certain that the current estimated gross profit percentages will not be revised in the future.

We periodically review the value of land and inventories and determine whether any impairment charges are needed to reflect declines in value. We did not record any impairment charges during the periods ended September 30, 2003 and 2002. The estimated net realizable value of real estate inventories represents our best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

Beginning with April 1, 2001, the income and expenses of the Fawn Lake Country Club have been included in our statement of operations. This was the result of the substantial completion of the Club and the intention to sell the Club as a single asset. The net impact on the results of operations was a net operating deficit of approximately $817,000 and $696,000 for the nine months ended September 30, 2003 and 2002, respectively.

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the nine months ended September 30, 2003 and 2002:

                                                            2003               2002
                                                      ----------------   ----------------
Revenues
Operating revenue                                    $       1,084,000  $       1,042,000
Other revenue                                                                       1,000
                                                      ----------------   ----------------

     Total revenues                                          1,084,000          1,043,000

Expenses
Cost of goods sold                                             227,000            187,000
Selling, general and administrative - affiliates             1,036,000          1,012,000
Selling, general and administrative                            584,000            511,000
Depreciation                                                    54,000             29,000
                                                      ----------------   ----------------

     Total expenses                                          1,901,000          1,739,000
                                                      ----------------   ----------------

Net loss                                             $        (817,000) $        (696,000)
                                                      ================   ================

Expenses

Reimbursements for expense recovery of approximately $386,000 and $572,000 were accrued to NTS Residential Management Company (“NTS Management”) or an affiliate during the three months September 30, 2003 and 2002, respectively, for actual personnel, marketing and administrative costs as they relate to us, NTS/LFII and NTS/VA. For the nine months ended September 30, 2003 and 2002, the expense recovery accrued to NTS Management or an affiliate was approximately $1,246,000 and $1,634,000.

Reimbursements for expense recovery decreased approximately $186,000 for the three months ended September 30, 2003, as compared to the same period in 2002. Reimbursements for expense recovery decreased approximately $388,000 for the nine months ended September 30, 2003, as compared to the same period in 2002. The decrease is primarily a result of a decrease in commissions paid to sales agents employed by NTS/LFII and NTS/VA for the three months and nine months ended September 30, 2003, as compared to the same period in 2002.

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. For the three months ended September 30, 2003 and 2002, overhead recovery incurred was approximately $151,000 and $195,000, respectively. For the nine months ended September 30, 2003 and 2002 overhead recovery incurred was approximately $307,000 and $669,000, respectively. This decrease is a direct result of decreased cash receipts. For the three months ended September 30, 2003, the decrease in cash receipts is a result of the decrease in lot sales, as compared to the same period in 2002. For the nine months ended September 30, 2003, the decrease is primarily due to the one time sale of land in April 2002 to the National Park Service and the decrease in lot sales as compared to the same period in 2002.

Selling, general and administrative expenses include directors’ fees, legal, outside accounting, other investor related cost, repairs and maintenance cost. Selling, general and administrative expenses also include those costs incurred directly by NTS/VA for marketing related activities.

For the three months ended September 30, 2003 and 2002, the amounts incurred for selling, general and administrative expenses were approximately $321,000 and $495,000. For the nine months ended September 30, 2003 and 2002, the amounts incurred for selling, general and administrative expenses were approximately $1,091,000 and $1,340,000. The decrease in the selling, general and administrative expenses is primarily a result of a decrease in advertising, for the three and nine months ended September 30, 2003, compared to the same period in 2002.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries borrowings as well as in the capitalization percentage. For the nine months ended September 30, 2003 and 2002, approximately $721,000 and $783,000, respectively, was capitalized in inventory and approximately $31,000 and $75,000, respectively, was expensed. The decrease in total interest is primarily due to the decrease in outstanding balances of loans.

No benefit or provision for income taxes was provided during the nine months ended September 30, 2003 and 2002, as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized.

Liquidity and Capital Resources

The primary sources of our liquidity are the ability of us and our subsidiaries, NTS/LFII and NTS/VA, to draw upon our development loan and the net proceeds retained from sales of residential lots and homes owned by our subsidiaries and the Joint Venture. Under the development loan we are required to make principal payments equal to 72% of the gross receipts from lot sales in the Lake Forest development owned by NTS/LFII, and 91% of gross receipts from lot sales in the Fawn Lake development owned by NTS/VA. The development loan also requires that 90% of proceeds from the sale of the country club memberships be applied to the outstanding development loan balance.

Under the terms of our development loan, we may draw up to $12,000,000. As of September 30, 2003, the loan balance was approximately $8,083,000. If the balance on the loan exceeds $12,000,000 as of December 31, 2003, the lender would be entitled, pursuant to provisions of the development loan, to take possession of the unsold lots and all other security pledged for this loan. Failure to generate sufficient proceeds from lot sales or the lack of further availability under the development loan may have a material adverse effect on our liquidity and capital resources.

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

The following table summarizes our sources/uses of cash flow for the nine months ended September 30, 2003 and 2002, respectively:

                                                                      Nine Months Ended
                                                                        September 30,
                                                           ---------------------------------------
                                                                  2003                 2002
                                                           ------------------   ------------------
Operating Activities                                     $         (1,666,879)$          8,342,069

Investing Activities                                                 (317,770)            (325,401)

Financing Activities                                                2,314,384           (7,555,310)
                                                           ------------------   ------------------

Net increase in cash and equivalents                     $            329,735 $            461,358
                                                           ==================   ==================

Cash used in operating activities was approximately $1,667,000 for the nine months ended September 30, 2003. One of the primary components of the cash used in operating activities was a net loss of approximately $1,983,000 which was due to, among other things, our lower gross margin on lot sales as described under “Results of Operations/Revenues” above. Other significant components of cash used in operating activities were an increase in inventory of $105,000, which were partially offset by decreases in initiation fees receivable of approximately $315,000, and notes receivable of approximately $212,000.

Cash provided by operating activities was approximately $8,342,000 for the nine months ended September 30, 2002. The primary component of the cash provided by operating activities was the decrease in inventory of approximately $8,406,000, which is a direct result of a land sale by one of our subsidiaries to the National Park Service in April 2002.

Cash used for investing activities was approximately $318,000 for the nine months ended September 30, 2003, consisting primarily of capital expenditures associated with golf operations conducted by our subsidiaries.

Cash used for investing activities was approximately $325,000 for the nine months ended September 30, 2002. The components of the cash used for investing activities were additional capital contributions to an unconsolidated affiliate of approximately $44,000 and capital additions, primarily at the NTS/LFII and NTS/VA golf operations, of approximately $282,000.

Cash provided by financing activities was approximately $2,314,000 for the nine months ended September 30, 2003, consisting primarily of amounts deferred by NTS Development and NTS Management and other affiliates of approximately $1,214,000 plus net proceeds from notes payable relating to the development loans for NTS/LFII and NTS/VA projects of approximately $1,120,000.

Cash used in financing activities was approximately $7,555,000 for the nine months ended September 30, 2002. This is primarily the result of loan payments made using the proceeds of the land sale at NTS/VA. The components of the cash used in financing activities included the continued deferral of accounts payable to affiliates of approximately $1,815,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements.

NTS/Lake Forest II Residential Corporation entered into an agreement with Lake Forest Country Club, Inc. in February, 1992 which governed the transfer of control, conveyance of assets and management of the Lake Forest Country Club, Inc. to its members. The transfer was dependent on the occurrence of certain future events, and once one of these events occurred transfer would take place within sixty days. If other events triggering the transfer did not occur by October 29, 2003, then the transfer was to occur within 60 days of this date. It is expected the Club and its operations will transfer to the members no later than December 28, 2003. Historically, the Club has experienced operating deficits which have been capitalized into inventory. Subsequent to the turnover of the Club, its operations will be the responsibility of its members.

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

As of September 30, 2003, we owed approximately $10,102,000 to affiliates for reimbursements and fees, including $9,172,000 owed to NTS Development and NTS Management for salary and overhead reimbursements.

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

Limited Guaranty

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to shareholders from all sources during our existence is at least equal to the original capital contributions attributable to our then outstanding shares. As of September 30, 2003, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. Our debt instruments bear interest at both variable and fixed rates as discussed in Note 11 of our financial statements. For the nine months ended September 30, 2003, a hypothetical 100 basis point increase in interest rates would result in an approximate $110,000 increase in interest expense and an approximate $64,000 decrease in the fair value of debt for the nine months then ended. During the nine months ended September 30, 2003, the majority of interest expense incurred was capitalized in inventory.

Item 4 — Controls and Procedures

The President and Director of NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development, the equivalent of the Chief Financial Officer of the Company, have concluded, based on their evaluation as of September 30, 2003, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the above evaluation.

PART II — OTHER INFORMATION

Items 1 through 5 are omitted because these items are inapplicable or the answers to the items are negative.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits
(3 (a)(2))	Restated Certificate of Incorporation *
(3 (b))	By-Laws *
(10.1)	Form of Advisory Agreement *
(10.2)	Form of Guaranty Agreement *
(10.3)	Agreements governing acquisition of the issued and outstanding common capital stock of NTS/LFII and NTS/VA. **
(10.4)	Property Management Agreements between the Fund and NTS Management. **
(10.5)	Second Amended and Restated Revolving Promissory Note Construction Mortgage Loan. ***
(10.6)	Mortgage Loan Modification Agreement. ***
(31.1)	Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ****
(31.2)	Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ****
(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ****
(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ****
(b)	Reports on Form 8-K
None.

*	Incorporated by reference from our Registration Statement on Form S-11, referencing the exhibit number used in such Registration Statement.
**	Incorporated by reference from our Form 8-K dated January 14, 1998.
***	Incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003.
****	Included with this original Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS Mortgage Income Fund

/s/ Brian F. Lavin

Brian F. Lavin
President and Director of the
NTS Mortgage Income Fund

Date: November 14, 2003

EXHIBIT INDEX

Exhibit Number	Description of Document
3a2	Restated Certificate of Incorporation *

3b	By-Laws *

10.1	Form of Advisory Agreement *

10.2	Form of Guaranty Agreement *

10.3	Agreements governing acquisition of the issued and outstanding common capital stock of NTS/LFII and NTS/VA. **

10.4	Property Management Agreements between the Fund and NTS Management. **

10.5	Second Amended and Restated Revolving Promissory Note Construction Mortgage Loan. ***

10.6	Mortgage Loan Modification Agreement. ***

31.1	Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ****

31.2	Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ****

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ****

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ****
*	Incorporated by reference from our Registration Statement on Form S-11, referencing the exhibit number used in such Registration Statement.
**	Incorporated by reference from our Form 8-K dated January 14, 1998.
***	Incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2003.
****	Included with this Quarterly Form 10-Q Report.