Form 10-K
period 2003-12-31
NTS MORTGAGE INCOME FUND
filed 2004-04-09
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18550

NTS MORTGAGE INCOME FUND
(Exact name of registrant as specified in its charter)

Delaware	61-1146077
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

10172 Linn Station Road	40223
Louisville, Kentucky	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (502) 426-4800

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [X]

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).      Yes [   ] No [X]

As of March 31, 2004, there were approximately 3,187,000 shares of common stock outstanding. No aggregate market value can be determined because no established market exists for the shares. There is no current market for these shares although it is possible that one will develop.

TABLE OF CONTENTS

PART I

		Pages
Items 1. and 2.	Business and Properties	3-8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8

PART II

PART III

Item 10.	Directors and Executive Officers of the Registrant	65-68
Item 11.	Executive Compensation	68
Item 12.	Security Ownership of Certain Beneficial Owners and Management	68
Item 13.	Certain Relationships and Related Transactions	68-71
Item 14.	Principal Accountant Fees and Services	71

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	72-73
Signatures		74

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this Form 10-K, particularly those included in Part I, Items 1 and 2 — Business and Properties, and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may be considered “forward-looking statements” because the statements relate to matters which have not yet occurred. For example, phrases such as “we anticipate,” “believe” or “expect” indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may, or may not, occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to update these forward-looking statements.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner’s best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. See Part II — Item 7 for Cautionary Statements.

PART I

Items 1 and 2 — Business and Properties

NTS Mortgage Income Fund (the “Fund”), a Delaware corporation, was formed on September 26, 1988. We operated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 from our inception through December 31, 1996. The acquisition of the capital stock of NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company, which is discussed below, caused us to change our tax status to a “C” Corporation under the Code as of January 1, 1997. NTS Corporation is the sponsor of the Fund (the “Sponsor”). NTS Advisory Corporation is the advisor to the Fund (the “Advisor”) and NTS Residential Management Company (“NTS Management”) is the manager of the operations of the Fund’s wholly-owned subsidiaries. NTS Advisory and NTS Management are affiliates of and are under common control with NTS Corporation. As used in this Form 10-K the terms “we,” “us” or “our,” as the context requires, refer to the Fund.

As previously reported, on February 12, 1997, we entered into a letter of intent (“Letter of Intent”) with NTS Corporation, the Sponsor of the Fund, NTS/Virginia Development Company, a Virginia corporation which then was an affiliate of and under control with NTS Corporation (“NTS/VA”) and NTS Development Company, a Kentucky corporation and a wholly-owned subsidiary of NTS Corporation. The Letter of Intent contemplated the restructuring of our loans to NTS/LFII and NTS/VA.

In 1997 we acquired all of the issued and outstanding common capital stock of NTS/Lake Forest II Residential Corporation, a Kentucky corporation which was an affiliate of the Sponsor (“NTS/LFII”) and NTS/Virginia Development Company, a Virginia corporation which was an affiliate of the Sponsor (“NTS/VA”), for a nominal purchase price. As a result of the transaction, we acquired control of the Lake Forest North project in Louisville, Kentucky, and the Fawn Lake project near Fredericksburg, Virginia. Concurrent with this transaction, the existing indebtedness of each of NTS/LFII and NTS/VA to the Fund was converted to equity, and we released the first mortgages in favor of the Fund on the Lake Forest North and Fawn Lake projects.

Our business consists of a single segment, the development and sale of residential subdivision lots. Our current investment objectives are consistent with our original objectives, which are to preserve capital, make quarterly distributions, and increase the value of our shares through the development and sale of residential and commercial properties and, to a lesser extent, the acquisition, operation and sale of properties. However, we have been unable to make distributions recently due to insufficient cash flows being generated on an operating basis. For information on distributions, see Part II, Item 5 of this Form 10-K.

Description of Real Property

Lake Forest North

NTS/LFII is the owner and developer of the Lake Forest North single-family residential community located in Louisville, Kentucky, and will continue to own and develop the Lake Forest North project to completion and orderly sale. As of December 31, 2003, approximately 886 of 1,109 total lots have been developed and approximately 79% of the total projected lots to be developed have been sold.

Fawn Lake

NTS/VA is the owner and developer of the Fawn Lake single-family residential community located near Fredericksburg, Virginia, and will continue to own and develop the Fawn Lake project to completion and orderly sale. NTS/Residential Properties, Inc. — Virginia, a Virginia corporation and an affiliate of the Sponsor of the Fund, will continue to act as a broker and agent for NTS/VA for the sale of lots within the Fawn Lake project, and as broker and agent for approved builders in the Fawn Lake project for the sale of new homes. As of December 31, 2003, approximately 802 of 1,398 total lots have been developed and approximately 50% of the total projected lots to be developed have been sold.

Orlando Lake Forest Joint Venture

In August 1997, we entered into an Amended and Restated Joint Venture Agreement evidencing our admission as a partner in the Orlando Lake Forest Joint Venture (the “Joint Venture”). The other partners in the Joint Venture are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are affiliates of and are under common control with the Sponsor.

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando). As of December 31, 2003, approximately 592 of 733 total lots have been developed and approximately 78% of the total projected lots to be developed have been sold. The Joint Venture will continue to own and develop the Orlando Lake Forest project.

We contributed our interest in the principal and interest of the first mortgage loan on the Orlando Lake Forest project to the Joint Venture as a capital contribution, and obtained a 50% interest in the Joint Venture. The NTS entities named above hold cumulatively the remaining 50% interest in the Joint Venture.

The net income or net loss of the Joint Venture is allocated based on the respective Joint Venture partner’s percentage interest, as defined in the joint venture agreement. As of December 31, 2003, 2002 and 2001, our percentage interest was 50%. Our share of the Joint Venture’s net income (loss) for the years ended December 31, 2003, 2002 and 2001 was $337,206, ($20,220) and $127,802, respectively.

Competition

Our properties are subject to competition from similar types of properties in the respective vicinities in which they are located. Such competition is generally for new lot sales in the vicinity or sales to current area residents who want more amenities and services. We compete primarily on the basis of location, amenities and services provided to residents. Competition is expected to increase in the future at NTS/VA as the vicinity becomes encroached by new developments. We believe that NTS/LFII offers more amenities and services in its marketplace than its competitors. There are two developments within close proximity to NTS/LFII with similar lot prices, but neither competitor’s development has a country club. We have not commissioned a formal market analysis of competitive conditions in any market in which we own properties, but rely upon the knowledge of market conditions and of the employees of the Fund who manage and supervise sales for each property.

Management of Properties

As the sole shareholder of NTS/LFII and NTS/VA, we control the ongoing operations of the Lake Forest North and Fawn Lake projects. The ongoing operation and management of the Lake Forest North and Fawn Lake projects is conducted by NTS Management under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the “Management Agreements”). The Management Agreements have been extended through December 31, 2008. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, and may accrue an incentive payment payable as provided therein.

Reimbursements of approximately $1,919,000, $2,312,000 and $2,330,000 were accrued to NTS Management or an affiliate during the years ended December 31, 2003, 2002, and 2001, respectively. These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals rendering services at the residential projects, some of whom are full-time and onsite, and others who are not on site or have multiple residential project responsibilities. For services provided by individuals not on site or with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project in accordance with the Management Agreements. These reimbursements are included within selling, general and administrative — affiliates expenses in the accompanying consolidated statements of operations.

In addition to the expense reimbursement noted above, NTS Management is also entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. Overhead recoveries for the years ended December 31, 2003, 2002 and 2001, were approximately $628,000, $843,000 and $494,000, respectively. These amounts were accrued but not paid and are classified as selling, general and administrative — affiliates expenses in the accompanying consolidated statements of operations.

Reference is made to Item 8 — Note 9 of the Notes to Consolidated Financial Statements for a breakdown of these related party charges of NTS/LFII and NTS/VA.

There were also expense reimbursements of approximately $3,242,000, $3,274,000, and $3,249,000 accrued to NTS Management or an affiliate during the years ended December 31, 2003, 2002, and 2001, respectively, for Fawn Lake Country Club and Lake Forest Country Club. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $177,000, $176,000 and $180,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club and Lake Forest Country Club for the years ended December 31, 2003, 2002, and 2001. The Lake Forest Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the years ended December 31, 2003, 2002, and 2001. The Lake Forest Country Club (“LFCC”) ownership and operations were turned over to its members on December 28, 2003, pursuant to the February 1992 agreement with NTS/Lake Forest II Residential Corporation. Subsequent to LFCC’s turnover to its members, we are no longer responsible for its operations. However, we will continue to capitalize to our inventory any operating costs related to our continued efforts in selling LFCC’s initial memberships. The Fawn Lake Country Club expense reimbursements and overhead recovery fees were capitalized in inventory from its inception to March 31, 2001. Beginning April 1, 2001, the expense reimbursements and overhead recovery fees of the Fawn Lake Country Club were included with country club operations in our statement of operations. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of Country Club Operations.

As presented in the accompanying consolidated balance sheet as of December 31, 2003, accounts payable — affiliates of approximately $10,524,000 is owed to NTS Development Company and NTS Residential Management Company for expense and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by us as of December 31, 2003 and those amounts that will accrue during fiscal 2004 through the period ending March 31, 2005, other than as permitted by our cash flows. There can be no assurances that this level of support will continue past March 31, 2005.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders, is at least equal to the shareholders’ original capital contribution. As of December 31, 2003, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 2003, no amount had been accrued as an incentive payment in our consolidated financial statements.

Seasonal Operations

We do not consider our operations to be seasonal to any material degree.

Conflict of Interest

Because the Fund’s affiliates own real estate properties other than those owned by the Fund that are or could be in competition with the Fund, potential conflicts of interest exist.

Employees

All personnel rendering services to the Fund are employees of companies affiliated with the Sponsor. We do not directly employ any persons other than the Independent Directors, the Advisor and NTS Management.

Website Information

Our website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available and may be accessed free of charge through the “About NTS” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 3 — Legal Proceedings

None.

Item 4 — Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the last quarter of the year ending December 31, 2003.

PART II

Item 5 — Market for Registrant’s Shares and Related Stockholder Matters

The issue price of the shares was $20 each. Our shares are freely transferable but are not listed or included for quotation on a national securities exchange. As of March 1, 2004, there were 3,021 record holders of our shares. No distributions were made during 2003, 2002 or 2001. The Board of Directors decided to terminate quarterly distributions for the foreseeable future effective as of the first quarter of 1997. We have been unable to pay distributions in recent years due to insufficient cash flows being generated on an operating basis. Our ability to resume quarterly distributions depends on current cash balances, cash flow being generated by operations and cash reserves needed in connection with the sale of properties.

Item 6 — Selected Financial Data

Years ended December 31:

                                   2003             2002              2001             2000              1999
                              ---------------  ---------------  ----------------  ---------------  ----------------

Net revenues                 $      4,593,097 $      6,633,836 $       3,803,761 $      3,629,887 $       4,520,531

Total expenses (1)           $      6,745,310 $      7,475,349 $       6,711,365 $      9,740,972 $       4,964,664

Net loss                     $     (1,815,007)$       (861,733)$      (2,779,802)$     (9,243,103)$        (849,316)

Weighted average number
  of shares                         3,187,333        3,187,333         3,187,333        3,187,333         3,187,333
                              ===============  ===============  ================  ===============  ================

Per share of common
  stock:
  Net loss per share         $          (0.57)$          (0.27)$           (0.87)$          (2.90)$           (0.27)
                              ===============  ===============  ================  ===============  ================

At year end:
  Inventory                  $     34,704,677 $     38,397,019 $      47,327,572 $     52,206,560 $      55,438,644
                              ===============  ===============  ================  ===============  ================

  Total assets               $     42,431,017 $     46,927,017 $      56,052,400 $     57,780,576 $      65,094,003
                              ===============  ===============  ================  ===============  ================

  Total notes payable (2)    $     10,301,524 $     14,386,442 $      25,584,021 $     26,329,279 $      28,342,811
                              ===============  ===============  ================  ===============  ================
(1)

Expenses for 2000 included an asset impairment charge in the amount of $4.5 million related to a write down of inventory at NTS/LFII. Also included in 2000 expenses is an asset impairment charge for inventory of $2.6 million related to the Fund’s investment in an unconsolidated affiliate.

(2)	The balances presented as notes payable include notes payable to third parties and note payable to affiliates.

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results ofOperations

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period including the operating deficits of the Lake Forest Country Club, less amounts charged to cost of sales. Inventory costs are allocated to individual lots sold using their relative sales values. The use of the relative sales value method to record cost of sales requires the use of estimates of sales values, development costs (net of country club initiation fees) and absorption periods over the life of the project. Given the long-term nature of the projects and inherent economic volatility of residential real estate and the use of estimates to determine sales values, development costs and absorption periods, it is reasonably possible that such estimates could change in the near term. Any changes in estimates are accounted for prospectively over the life of the project.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the year ended December 31, 2003 did not result in an impairment loss.

Total project land acquisition and development cost estimates are based on an analysis of actual costs incurred to date and estimates to complete. Adjustments to estimated total project land acquisition and development costs for the project affect the cost of goods sold percentage.

Lake Forest Country Club operating deficits have historically been capitalized to inventory. Subsequent to the turnover of the ownership and operations to the members on December 28, 2003, only costs incurred to sell initial memberships will be capitalized in future periods. Pursuant to an existing agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from the initial issuance of memberships to the Country Club. During 2003 and 2002 the Lake Forest Country Club operating deficit was approximately $1,396,000 and $930,000, respectively, and was capitalized as a cost of inventory.

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” requires that the Club be reported separately from inventory on our balance sheets within property and equipment. The assets’ estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the December 31, 2003, balance sheet as an asset held for use pursuant to SFAS No. 144 and is being depreciated according to our normal depreciation policy.

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

Income Tax

No benefit for income taxes was provided during 2003, 2002 or 2001 as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized based upon the guidance in SFAS No. 109. See Note 11 to our Consolidated Financial Statements for a discussion of the components of the deferred tax asset.

Impact of Accounting Pronouncements

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i)

Special purpose entities (“SPEs”) created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii)	Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)

All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions applicable to FIN 46 did not have any impact on our financial statements.

Results of Operations for 2003, 2002 and 2001

The following tables include our selected summarized operating data for the years ended December 31, 2003, 2002 and 2001. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part II, Item 8 of this report.

                                                                 Year Ended December 31, 2003
                                            -----------------------------------------------------------------------
                                                     MIF            NTS/LFII          NTS/VA            Total
                                            -----------------------------------------------------------------------
Lot sales, net of discounts                   $              - $       5,501,000 $     10,638,000 $      16,139,000
Cost of sales                                               --        (4,707,000)      (8,284,000)      (12,991,000)
Country Club income                                         --                --        1,377,000         1,377,000
Interest and miscellaneous income                        3,000            12,000           54,000            69,000
Operating expenses                                    (430,000)       (1,121,000)      (2,551,000)       (4,102,000)
Country Club expenses                                       --                --       (2,459,000)       (2,459,000)
Interest expense                                            --                --          (32,000)          (32,000)
Depreciation and amortization                               --            (3,000)        (150,000)         (153,000)
Income from investment in
  unconsolidated affiliate                             337,000                --               --           337,000
Net loss                                               (90,000)         (318,000)      (1,407,000)       (1,815,000)

                                                                 Year Ended December 31, 2002
                                            -----------------------------------------------------------------------
                                                     MIF            NTS/LFII          NTS/VA            Total
                                            -----------------------------------------------------------------------
Lot sales, net of discounts                   $             -- $       4,089,000 $     11,458,000 $      15,547,000
Land sales                                                  --                --        6,100,000         6,100,000
Cost of sales                                               --        (3,206,000)     (13,237,000)      (16,443,000)
Country Club income                                         --                --        1,363,000         1,363,000
Interest and miscellaneous income                        3,000             3,000           61,000            67,000
Operating expenses                                    (410,000)       (1,186,000)      (3,328,000)       (4,924,000)
Country Club expenses                                       --                --       (2,311,000)       (2,311,000)
Interest expense                                       (24,000)               --          (52,000)          (76,000)
Depreciation and amortization                               --            (3,000)        (162,000)         (165,000)
Loss from investment in
  unconsolidated affiliate                             (20,000)               --               --           (20,000)
Net loss                                              (451,000)         (303,000)        (108,000)         (862,000)

                                                                 Year Ended December 31, 2001
                                            -----------------------------------------------------------------------
                                                     MIF            NTS/LFII          NTS/VA            Total
                                            -----------------------------------------------------------------------
Lot sales, net of discounts                   $             -- $       5,662,000 $      7,374,000 $      13,036,000
Cost of sales                                               --        (4,620,000)      (5,737,000)      (10,357,000)
Country Club income                                         --                --        1,025,000         1,025,000
Interest and miscellaneous income                        5,000            16,000           79,000           100,000
Operating expenses                                    (504,000)       (1,337,000)      (2,861,000)       (4,702,000)
Country Club expenses                                       --                --       (1,846,000)       (1,846,000)
Interest expense                                            --             2,000          (70,000)          (68,000)
Depreciation and amortization                               --            (3,000)         (93,000)          (96,000)
Income from investment in
  unconsolidated affiliate                             128,000                --               --           128,000
Net loss                                              (371,000)         (280,000)      (2,129,000)       (2,780,000)

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the years ending December 31, 2003, 2002 and 2001.

Revenues

Revenues decreased approximately $5,500,000, or 25%, in 2003. The decrease is primarily due to the $6,100,000 sale of land to the National Park Service in 2002, partially offset by an increase in average sales price per lot.

Revenues increased approximately $8,600,000, or 66%, in 2002. The increase is primarily due to the $6,100,000 sale of land to the National Park Service. The remaining increase is due to selling more lots at NTS/VA.

Revenue for the year ended December 31, 2003, includes approximately $16,100,000 in lot sales consisting of approximately $5,500,000 and $10,600,000 from NTS/LFII and NTS/VA, respectively. During this period 120 lots were sold for an average selling price of approximately $134,000.

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

On March 6, 2001, NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC (“Fairways”), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value of $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller’s (NTS/LFII) cost of the property sold. This unrecognized profit is offset against the receivable on the balance sheet. At December 31, 2003, the receivable balance related to this sale was approximately $210,000 with payments received for 16 home units sold. The transactional values were derived from an independent appraisal performed by Integra Chapman & Bell dated January 4, 2000.

Cost of Sales

Cost of sales decreased approximately $3,500,000, or 21%, in 2003, due to decreased lot sales at NTS/VA and the land sale to the National Park Service in 2002.

Cost of sales increased approximately $6,100,000, or 59%, in 2002, due to increased lot sales at NTS/VA and the land sale to the National Park Service.

Presented below are the gross profit margins for the years ended December 31, 2003, 2002 and 2001:

                                                    2003              2002             2001
                                               ---------------  ----------------  ---------------
NTS/LFII                                             14%              22%               18%
NTS/VA                                               22%              25%               22%

     Combined gross profit margins                   20%              24%               21%

The difference in the cost of sales percentage of NTS/LFII compared to NTS/VA and the difference in the lot sales mix will create a proportionate change in the combined gross profit margin throughout a given year. The decrease in gross profit margin is a function of a change in the estimates of sales values, development costs and absorption periods over the life of the project. The estimates are performed at the end of each fiscal year and the resulting cost of sales percentages are applied prospectively. Management assesses the basis for these annual projections at the end of each quarter and if changes in facts and circumstances warrant interim adjustments are made to the cost of sales percentages prospectively. In comparing the gross margin percentages for the year ended December 31, 2003, 2002, and 2001, respectively, Management’s estimates have changed relative to the ultimate sales values, development costs and absorption periods, and inherent economic volatility of residential real estate they now believe will be realized during the duration of the projects.

Country Club Revenue

Fawn Lake Country Club revenue was first reported in 2001, the year in which the club was substantially completed. The operating results for 2001 only include nine months of activity, as compared to a full year of activity in 2003 and 2002.

Selling, General and Administrative — Affiliates

The expenses for selling, general and administrative — affiliates decreased approximately $608,000, or 19%, in 2003, primarily due to a decrease in commissions and overhead cost reimbursement, which decreased from 2002 due to the 3.75% overhead charge on the sale of the land to the National Park Service.

The expenses for selling, general and administrative — affiliates increased approximately $330,000, or 12%, in 2002, primarily due to increased costs associated with the land sale to the U.S. National Park Service. See Part III — Item 13 — Certain Relationships and Related Transactions for a discussion of the nature of these related party transactions.

Selling, General and Administrative Expenses

The selling, general and administrative expenses decreased approximately $132,000, or 8%, in 2003, primarily due to a decrease in advertising and marketing expenses and maintenance expenses at NTS/VA.

The selling, general and administrative expenses decreased approximately $209,000, or 11%, in 2002, primarily due to a decrease in legal and professional fees at NTS/VA.

Interest Expense

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries’ borrowings as well as in the capitalization percentage. For the years ended December 31, 2003, 2002 and 2001, approximately $733,000, $1,005,000 and $1,816,000, respectively, was capitalized in inventory and approximately $32,000, $76,000 and $68,000, respectively, was expensed. The decrease in total interest is primarily a result of continued reductions in the loan balance.

Country Club Operations

Beginning April 1, 2001, the income and expenses of the Fawn Lake Country Club have been included in our statement of operations. This is a result of the substantial completion of the Club and the intention to sell the Club as a single asset. The Club’s operations prior to April 1, 2001, were capitalized to inventory costs.

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the periods ending December 31, 2003, 2002 and 2001:

                                           For the Period           For the Period           For the Period
                                         January 1, 2003 to       January 1, 2002 to        April 1, 2001 to
                                          December 31, 2003        December 31, 2002        December 31, 2001
                                       -----------------------  -----------------------  -----------------------
Revenues
Operating revenue                     $              1,377,000 $              1,361,000 $              1,019,000
Other revenue                                               --                    2,000                    6,000
                                       -----------------------  -----------------------  -----------------------

     Total revenues                                  1,377,000                1,363,000                1,025,000
                                       -----------------------  -----------------------  -----------------------

Expenses
Cost of goods sold                                     306,000                  248,000                  167,000
Selling, general and administrative -
  affiliates                                         1,324,000                1,380,000                1,009,000
Selling, general and administrative                    752,000                  643,000                  635,000
Depreciation                                            77,000                   41,000                   35,000
                                       -----------------------  -----------------------  -----------------------

     Total expenses                                  2,459,000                2,312,000                1,846,000
                                       -----------------------  -----------------------  -----------------------

Net loss                              $             (1,082,000)$               (949,000)$               (821,000)
                                       =======================  =======================  =======================

Selling, general and administrative — affiliates expenses include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. Additionally, this includes an overhead recovery, which is a reimbursement to NTS Management for overhead expenses attributable to the employees and efforts of NTS Management, in an amount equal to 3.75% of the Club’s gross cash receipts.

Selling, general and administrative includes landscaping, repairs and maintenance, operating lease payments, utilities, advertising and insurance.

Income from Unconsolidated Affiliate

Income from our share of the Orlando Lake Forest Joint Venture increased approximately $357,000 in 2003. The increase is primarily due to an increase in the numbers of lots sold in 2003. In 2002 60 lots were sold versus 95 lots sold in 2003.

Liquidity and Capital Resources

The primary sources of our liquidity are the ability of us and our subsidiaries, NTS/LFII and NTS/VA, to continue to defer payment of amounts owed to NTS Development Company and NTS Residential Management Company, to draw upon our development loan and the net proceeds retained from sales of residential lots and homes owned by our subsidiaries and the Joint Venture. Under the development loan we are required to make principal payments equal to 91% of gross receipts from lot sales in the Fawn Lake development owned by NTS/VA and the Lake Forest development owned by NTS/LFII. The development loan also requires that 90% of proceeds from the sale of the country club memberships be applied to the outstanding development loan balance.

NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by us as of December 31, 2003 and those amounts that will accrue during fiscal 2004 through the period ending March 31, 2005, other than as permitted by our cash flows. There can be no assurances that this level of support will continue past March 31, 2005. If these amounts are not deferred, such action could have a material adverse effect on our liquidity and financial condition. Payment of such deferred amounts would be dependent upon available operating cash flow or funding from potential third-party resources in the form of loans or advances.

Under the terms of our development loan, we may draw up to $12,000,000. As of December 31, 2003, the loan balance was approximately $3,003,000. If the balance on the loan exceeded $12,000,000 as of December 31, 2003, the lender would be entitled, pursuant to provisions of the development loan, to take possession of the unsold lots and all other security pledged for this loan. Failure to generate sufficient proceeds from lot sales or the lack of further availability under the development loan may have a material adverse effect on our liquidity and capital resources.

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

The following table summarizes our sources/uses of cash flow for the years ended December 31, 2003, 2002 and 2001:

                                                            2003           2002           2001
                                                       --------------  -------------  -------------
Operating activities                                  $     2,695,277 $    9,438,966 $   (1,075,344)
Investing activities                                         (378,734)      (268,132)      (370,521)
Financing activities                                       (2,239,877)    (8,923,971)     1,441,546
                                                       --------------  -------------  -------------

     Net increase (decrease) in cash and equivalents  $        76,666 $      246,863 $       (4,319)
                                                       ==============  =============  =============

Cash provided by operating activities was approximately $2,695,000 in 2003. The primary components of the cash provided by operating activities was the decrease in inventory of $4,175,000 from lot sales, which was partially offset by the net loss of approximately $1,815,000 which was due to, among other things, our lower gross margin on lot sales as described under “Results of Operations/Revenues” above.

Cash provided by operating activities was approximately $9,439,000 in 2002. The primary components of the cash provided by operating activities was the decrease in inventory of $9,027,000 from lot sales and the land sale to the U.S. National Park Service, which was partially offset by the net loss of approximately $862,000.

Cash used in operating activities was approximately $1,075,000 in 2001. The primary components of the cash used in operating activities were the net loss of approximately $2,780,000 which was partially offset by the decrease in inventory of approximately $2,034,000 from lot sales.

Cash used in investing activities was approximately $379,000 in 2003, consisting primarily of capital expenditures associated with golf operations at NTS/LFII and NTS/VA of approximately $152,000 and $225,000, respectively.

Cash used in investing activities was approximately $268,000 in 2002. The components of the cash used in investing activities were additional capital contributions to our unconsolidated affiliate of approximately $43,000 and capital additions, primarily at the NTS/LFII and NTS/VA golf operations, of approximately $52,000 and $173,000, respectively.

Cash used in investing activities was approximately $371,000 in 2001. The components of the cash used in investing activities were additional capital contributions to our unconsolidated affiliate of approximately $101,000 and capital additions, primarily at the NTS/LFII and NTS/VA golf operations, of approximately $53,000 and $178,000, respectively.

Cash used in financing activities was approximately $2,240,000 in 2003, consisting primarily of net payments on notes payable relating to the development loan for NTS/LFII and NTS/VA projects of approximately $3,888,000, which were partially offset by amounts deferred by NTS Development and NTS Management and other affiliates of approximately $1,648,000.

Cash used in financing activities was approximately $8,924,000 in 2002, consisting primarily of net payments on notes payable relating to the development loan for NTS/LFII and NTS/VA projects of approximately $10,985,000 which were partially offset by amounts deferred by NTS Development and NTS Management and other affiliates of approximately $2,274,000.

Cash provided by financing activities was approximately $1,442,000 in 2001, consisting primarily of amounts deferred by NTS Development and NTS Management and other affiliates of approximately $2,187,000, which were partially offset by net payments on notes payable relating to the development loan for NTS/LFII and NTS/VA projects of approximately $539,000 and net payments on affiliate loans of $206,000.

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

On December 31, 2003, our loan balance was approximately $3,003,000. Based on our 2004 budget, we expect to meet the maximum loan balance obligation on December 31, 2004.

For the years ended December 31, 2003, 2002 and 2001, we capitalized into inventory approximately $1,396,000, $930,000 and $843,000, respectively, of the LFCC operating deficit. Subsequent to the turnover of LFCC ownership and operations to the members the only costs capitalized to inventory will be costs associated with initial membership sales. The proceeds from these initial membership sales will continue to offset inventory on our balance sheet, see Item 8 — Note 6.

Dissolution and Liquidation

We are a finite life entity. Our organizational documents require us to commence an orderly liquidation by December 31, 2008. Delaware law, our state of incorporation, provides us with a three-year period after the initiation of our liquidation to wind up our affairs and issue final distributions to shareholders. We anticipate initiating our liquidation on or before December 31, 2008.

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we complete our liquidation and dissolve, the total distributions we have made to shareholders from all sources during our existence will be at least equal to the original capital contributions attributable to our then outstanding shares. As of December 31, 2003, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

In connection with our ongoing review of the status of our properties and progress to liquidation, we have undertaken a preliminary analysis as to the approximate total distributions which we anticipate making to our shareholders through dissolution. As final liquidating distributions are not likely for 5-7 years, these estimates may change significantly prior to dissolution.

The final liquidating distributions will be made after payment of all of our debts and obligations, including $10,524,103 currently deferred and owed to Affiliates of the Sponsor by us, our portion of the $1,070,920 (As of December 31, 2003 our portion is approximately $535,000) currently deferred and owed to Affiliates of the Sponsor by the Orlando Lake Forest Joint Venture, and the release of collateral provided by Affiliates of the Sponsor securing our loan from Provident Bank in the amount of $6,696,959. See Item 13 – Certain Relationships and Related Transactions for further discussions of amounts currently deferred and owed to Affiliates of the Sponsor. Based upon the preliminary analysis referred to above, we currently do not anticipate that the ultimate proceeds from future asset sales and final liquidation will be sufficient to return to shareholders an amount equal to original capital contributions attributable to then outstanding shares. Thus, we anticipate the guaranty provided by NTS Guaranty to be called upon in order to return original capital contributions attributable to the then outstanding shares.

The liability of the Guarantor under the guaranty is expressly limited to its assets. The Guarantor’s sole asset consists of a $10 million demand note receivable from Mr. J.D. Nichols, Chairman of the Board of Directors of the Sponsor. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty. The Guarantor may in the future guarantee obligations of other third parties, including guaranties of obligations owed by our affiliates to other entities. Based on the preliminary analysis referred to above and the $10,000,000 to be provided for by the Guarantor, the remaining amount projected to be distributed to shareholders appears to be sufficient to meet the return of capital guaranty to shareholders. The amount available for distribution to our shareholders, however, cannot be estimated with any certainty given that final distributions are not likely for 5-7 years. This estimate may change significantly prior to dissolution.

Contractual Obligations and Commercial Commitments

The following disclosure represents our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                             Payments Due by Period
                                   --------------------------------------------------------------------------
                                                   Within One     Two - Three     Four - Five      After 5
    Contractual Obligations            Total          Year           Years           Years          Years
--------------------------------   -------------  -------------  -------------   -------------  -------------
Long-term debt                    $    9,700,019 $      892,975 $    8,807,044  $           -- $           --

Capital lease obligations         $      167,924 $       39,738 $       74,379  $       53,807 $           --

Operating leases (1)              $           -- $           -- $           --  $           -- $           --

Other long-term obligations       $           -- $           -- $           --  $           -- $           --
                                   -------------  -------------  -------------   -------------  -------------

Total contractual cash
  obligations                     $    9,867,943 $      932,713 $    8,881,423  $       53,807 $           --
                                   =============  =============  =============   =============  =============
(1)	We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.

                                                         Amount of Commitment Expiration Per Period
                                                 -----------------------------------------------------------
                                     Total
       Other Commercial             Amounts       Within One     Two - Three     Four - Five      Over 5
          Commitments              Committed         Year           Years           Years          Years
-------------------------------  --------------  -------------  -------------   -------------  -------------
Line of credit                  $       433,581 $      433,581 $           --  $           -- $           --

Standby letters of credit and
  guarantees                    $     2,000,000 $    2,000,000 $           --  $           -- $           --

Other commercial
  commitments (1)               $            -- $           -- $           --  $           -- $           --
                                 --------------  -------------  -------------   -------------  -------------

Total commercial
commitments                     $     2,433,581 $    2,433,581 $           --  $           -- $           --
                                 ==============  =============  =============   =============  =============
(1)

We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to “fee for service arrangements” which are for a term of greater than one year.

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

Our ability to control our professional and administrative expenses could be affected by events such as litigation, the continued deferral of amounts owed to NTS, or environmental matters. Furthermore, the debt service regarding our borrowings is variable based on current interest rates, any fluctuations in which are beyond our control. These variances could, for example, affect our projected cash and cash requirements as well as projected returns.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. Our debt instruments bear interest at both variable and fixed rates as further discussed in Note 8 of our Consolidated Financial Statements under Item 8 of this Form 10-K. On December 31, 2003, a hypothetical 100 basis point increase in interest rates would result in an approximately $122,000 increase in interest due to our creditors. During the year ended December 31, 2003, the majority of interest expense incurred was capitalized in inventory.

Item 8 — Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Stockholders of NTS Mortgage Income Fund:

We have audited the accompanying consolidated balance sheets of NTS Mortgage Income Fund (the Fund) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Fund for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTS Mortgage Income Fund at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                                                                                                                                                                                  Ernst & Young LLP

Louisville, Kentucky
March 26, 2004

This report is a copy of the previously issued Arthur Andersen LLP ("Andersen") Auditors' report. This report has not been reissued by Andersen

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of NTS Mortgage Income Fund:

We have audited the accompanying consolidated balance sheets of the NTS Mortgage Income Fund and subsidiaries (the Fund) (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Fund’s Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS MORTGAGE INCOME FUND
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                  2003                2002
                                                            -----------------   -----------------

ASSETS
Cash and equivalents                                       $          889,675  $          813,009
Membership initiation fees and other accounts
  receivable, net of allowance of approximately $53,000
  and $86,000, respectively                                           698,663           1,224,241
Notes receivable                                                      761,061             795,168
Inventory                                                          34,704,677          38,397,019
Property and equipment, net of accumulated
  depreciation of approximately $1,140,000 and
  $1,515,000, respectively                                          3,219,359           3,670,591
Investment in unconsolidated affiliate                              1,918,415           1,581,209
Other assets                                                          239,167             445,780
                                                            -----------------   -----------------

     TOTAL ASSETS                                          $       42,431,017  $       46,927,017
                                                            =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                      $        2,488,824  $        2,682,404
Accounts payable -  affiliates                                     10,524,103           8,875,945
Mortgages and notes payable                                        10,301,524          14,386,442
Other liabilities                                                     341,302             391,955
                                                            -----------------   -----------------

     TOTAL LIABILITIES                                             23,655,753          26,336,746
                                                            -----------------   -----------------

COMMITMENTS AND CONTINGENCIES (Note 13)

Stockholders' equity:
  Common stock, $0.001 par value, 6,000,000 shares
  authorized; 3,187,333 shares issued and outstanding                   3,187               3,187
Additional paid-in-capital                                         54,163,397          54,163,397
Accumulated deficit                                               (35,391,320)        (33,576,313)
                                                            -----------------   -----------------

TOTAL STOCKHOLDERS' EQUITY                                         18,775,264          20,590,271
                                                            -----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                   $       42,431,017  $       46,927,017
                                                            =================   =================

The accompanying notes are an integral part of these consolidated financial statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                  2003              2002              2001
                                                             ---------------   ---------------  ----------------
REVENUES
Lot sales, net of discounts                                 $     16,139,226  $     15,547,490 $      13,036,264
Land sales (Note 6)                                                       --         6,100,000                --
                                                             ---------------   ---------------  ----------------
Total sales                                                       16,139,226        21,647,490        13,036,264
Cost of sales                                                    (12,991,495)      (16,442,857)      (10,357,219)
                                                             ---------------   ---------------  ----------------

     Gross profit                                                  3,147,731         5,204,633         2,679,045

Country Club revenue                                               1,376,761         1,362,686         1,024,947
Interest income on cash equivalents and
  miscellaneous income                                                68,605            66,517            99,769
                                                             ---------------   ---------------  ----------------

     NET REVENUES                                                  4,593,097         6,633,836         3,803,761
                                                             ---------------   ---------------  ----------------

EXPENSES
Selling, general and administrative -  affiliates                  2,546,697         3,154,617         2,824,315
Selling, general and administrative                                1,484,136         1,616,162         1,824,991
Interest expense                                                      31,676            75,782            68,159
Other taxes and licenses                                              71,348           152,719            51,293
Depreciation and amortization expense                                152,754           164,574            96,303
Country Club operations                                            2,458,699         2,311,495         1,846,304
                                                             ---------------   ---------------  ----------------

     TOTAL OPERATING EXPENSES                                      6,745,310         7,475,349         6,711,365
                                                             ---------------   ---------------  ----------------

Loss before other income (expense) and federal income tax         (2,152,213)         (841,513)       (2,907,604)
Income (loss) from investment in unconsolidated affiliate            337,206           (20,220)          127,802
                                                             ---------------   ---------------  ----------------

Loss before federal income tax                                    (1,815,007)         (861,733)       (2,779,802)

Federal income tax                                                        --                --                --
                                                             ---------------   ---------------  ----------------

Net loss                                                    $     (1,815,007) $       (861,733)$      (2,779,802)
                                                             ===============   ===============  ================

Per share of common stock:
Net loss per share                                          $         (0.57)  $         (0.27) $          (0.87)
                                                             ===============   ===============  ================

Weighted average number of shares                                  3,187,333         3,187,333         3,187,333
                                                             ===============   ===============  ================

The accompanying notes are an integral part of these consolidated financial statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                          Common Stock      Common Stock      Additional       Accumulated
                             Shares            Amount       Paid-in-Capital      Deficit            Total
                         ---------------  ----------------  ---------------  ----------------  ---------------
Stockholders' equity
  January 1, 2001              3,187,333             3,187       54,163,397       (29,934,778)      24,231,806

  Net loss                                                               --        (2,779,802)      (2,779,802)
                         ---------------  ----------------  ---------------  ----------------  ---------------

Stockholders' equity
  December 31, 2001            3,187,333             3,187       54,163,397       (32,714,580)      21,452,004

  Net loss                                                               --          (861,733)        (861,733)
                         ---------------  ----------------  ---------------  ----------------  ---------------

Stockholders' equity
  December 31, 2002            3,187,333             3,187       54,163,397       (33,576,313)      20,590,271

  Net loss                                                               --        (1,815,007)      (1,815,007)
                         ---------------  ----------------  ---------------  ----------------  ---------------

Stockholders' equity
  December 31, 2003            3,187,333 $           3,187 $     54,163,397 $     (35,391,320)$     18,775,264
                         ===============  ================  ===============  ================  ===============

The accompanying notes are an integral part of these consolidated financial statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                    2003              2002             2001
                                                               ---------------  ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $     (1,815,007)$        (861,733)$     (2,779,802)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Depreciation and amortization expense                              152,754           164,574           96,303
    (Income) loss from investment in unconsolidated affiliate         (337,206)           20,220         (127,802)
    Changes in assets and liabilities:
      Membership initiation fees and other accounts receivable         525,578           229,555         (141,348)
      Notes receivable                                                  34,107           170,534          247,489
      Inventory                                                      4,174,891         9,026,595        2,033,597
      Accounts payable and accrued expenses                           (193,580)          599,180         (506,592)
      Other liabilities                                                (24,022)           61,141          116,672
      Other assets                                                     177,762            28,900          (13,861)
                                                               ---------------  ----------------  ---------------

Net cash provided by (used in) operating activities                  2,695,277         9,438,966       (1,075,344)
                                                               ---------------  ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution to unconsolidated  affiliate                           --           (43,500)        (100,700)
Purchase of property and equipment                                    (378,734)         (224,632)        (269,821)
                                                               ---------------  ----------------  ---------------

Net cash used in investing activities                                 (378,734)         (268,132)        (370,521)
                                                               ---------------  ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts payable -  affiliates                                       1,648,158         2,273,608        2,186,804
Proceeds from mortgages and notes payable                           13,371,461         9,355,044       12,333,559
Proceeds from notes payable -  affiliates                                   --            18,971          140,181
Payments on mortgages and notes payable                            (17,259,496)      (20,339,737)     (12,873,046)
Payments on notes payable -  affiliates                                     --          (231,857)        (345,952)
                                                               ---------------  ----------------  ---------------

Net cash (used in) provided by financing activities                 (2,239,877)       (8,923,971)       1,441,546
                                                               ---------------  ----------------  ---------------

Net increase (decrease) in cash and equivalents                         76,666           246,863           (4,319)

CASH AND EQUIVALENTS, beginning of period                              813,009           566,146          570,465
                                                               ---------------  ----------------  ---------------

CASH AND EQUIVALENTS, end of period                           $        889,675 $         813,009 $        566,146
                                                               ===============  ================  ===============

The accompanying notes are an integral part of these consolidated financial statements.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Note 1 — Significant Accounting Policies

A) Organization

NTS Mortgage Income Fund (the “Fund”), a Delaware corporation, was formed on September 26, 1988. The Fund operated as a real estate investment trust (REIT) under the Internal Revenue Code of 1986 (the “Code”), as amended, from its inception through December 31, 1996. The Fund began operating as a “C” corporation under the Code for tax purposes effective January 1, 1997. NTS Corporation is the sponsor of the Fund (the “Sponsor”), NTS Advisory Corporation is the advisor to the Fund (the “Advisor”), and NTS Residential Management Company is the manager to the Fund (“NTS Management”). The Advisor and NTS Management are affiliates of and are under common control with NTS Corporation. As used in this Form 10-K the terms “we,” “us” or “our,” as the context requires, may refer to the Fund or its interests in properties and its joint venture.

Our wholly-owned subsidiaries include NTS/Lake Forest II Residential Corporation (“NTS/LFII”) and NTS/Virginia Development Company (“NTS/VA”).

We are a finite life entity. Our organizational documents require us to commence an orderly liquidation by December 31, 2008. Delaware law, our state of incorporation, provides us with a three-year period after the initiation of our liquidation to wind up our affairs and issue final distributions to shareholders.

NTS/LFII is in the process of developing approximately 1,109 residential lots of land located in Louisville, Kentucky into a single-family residential community (Lake Forest). As of December 31, 2003, approximately 886 of the 1,109 residential lots have been developed and approximately 79% of the total projected lots to be developed have been sold. In addition, Lake Forest has amenities consisting of a clubhouse, pools, tennis courts, recreation fields and several lakes.

NTS/VA is in the process of developing approximately 1,398 residential lots of land located in the Chancellor district of Spotsylvania County, Virginia, approximately 60 miles south of Washington D.C., into a single-family residential community (Fawn Lake) and has completed a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. As of December 31, 2003, approximately 802 of the 1,398 total lots have been developed and approximately 50% of the total projected lots to be developed have been sold. Included on the property is a 285 acre lake. In addition, Fawn Lake has amenities consisting of a clubhouse, pool, tennis courts and boat docks.

We also own a 50% interest in the Orlando Lake Forest Joint Venture (the “Joint Venture”). See Note 3 — Investment in Unconsolidated Affiliate for further information pertaining to the investment.

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

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i)

Special purpose entities (“SPEs”) created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii)	Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)

All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions applicable to FIN 46 did not have any impact on our financial statements.

Reclassifications

Certain reclassifications have been made to the 2002 balance sheet and 2002 and 2001 cash flow statements to conform to the presentation for 2003. These reclassifications had no effect on previously reported operating results.

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

F) Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period including the operating deficits of the Lake Forest Country Club, less amounts charged to cost of sales. Inventory costs are allocated to individual lots sold using their relative sales values. The use of the relative sales value method to record cost of sales requires the use of estimates of sales values, development costs (net of country club initiation fees) and absorption periods over the life of the project. Given the long-term nature of the projects and inherent economic volatility of residential real estate and the use of estimates to determine sales values, development costs and absorption periods, it is reasonably possible that such estimates could change in the near term. Any changes in estimates are accounted for prospectively over the life of the project.

G) Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the year ended December 31, 2003 did not result in an impairment loss.

H) Advertising

We expense advertising costs as incurred, which are included in selling, general and administrative in the accompanying consolidated statements of operations. Advertising expense was approximately $766,000, $921,000 and $1,025,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

I) Environmental Remediation and Compliance

Environmental liabilities for remediation costs are accrued based on estimates of known environmental remediation exposures. Liabilities are recognized when they are probable and can be reasonably estimated. Environmental compliance costs are expensed as incurred. No such liabilities existed as of December 31, 2003 and 2002.

J) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with an original maturity of three (3) months or less that are readily convertible to cash.

Cash payments for interest, net of amounts capitalized and other non-cash items are as follows:

                                                     2003               2002               2001
                                                ---------------    ---------------    ---------------
Interest, net of amounts capitalized          $          24,814  $          32,978  $          69,758

Non-cash items:
  Additions to property and equipment         $              --  $              --  $       3,000,000

K) Segment Reporting

Our reportable operating segments include only one segment which is the development and sale of single-family residential lots.

Note 2 — Affiliations

The Fund operates under the direction of its Board of Directors who have retained NTS Management to be the sole and exclusive agent of the Fund for day-to-day control and management of the business of the Fund’s subsidiaries including (a) the continued operation of NTS/LFII and NTS/VA, (b) the operations of the Fawn Lake Country Club, (c) the operations of the Fawn Lake Community Association and (d) the provision and/or sale of ancillary goods and services as selected by NTS Management with respect to any of the foregoing. The Management Agreements have been renewed through and including December 31, 2008. See Note 9 for further discussion of the Management Agreements. NTS Management is an affiliate of and under common control with NTS Corporation, the Fund’s Sponsor. The Chairman of the Board of Directors of the Fund is also the majority shareholder of NTS Corporation and is a majority shareholder of the managing general partner in the Orlando Lake Forest Joint Venture of which the Fund is a 50% joint venture partner. NTS Advisory and NTS Management are affiliates of and are under common control with NTS Corporation.

Note 3 — Investment in Unconsolidated Affiliate

Effective August 16, 1997, we became a partner in the Joint Venture. The other partners in the Joint Venture are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are affiliates of and are under common control with the Fund’s Sponsor. The Joint Venture will continue to operate under its current legal name as the Orlando Lake Forest Joint Venture.

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land. As of December 31, 2003, approximately 592 of 733 total lots have been developed and approximately 78% of the total projected lots to be developed have been sold. The Joint Venture will continue to own and develop the Orlando Lake Forest project.

We contributed to the Joint Venture as a capital contribution its interest in the principal and interest of the first mortgage loan on the Orlando Lake Forest project, and obtained a 50% interest in the Joint Venture. The NTS entities named above hold cumulatively the remaining 50% interest in the Joint Venture.

The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement. As of December 31, 2003 and 2002, our percentage interest was 50%, and our investment balance in the Joint Venture was $1,918,415 and $1,581,209, respectively. Our share of the Joint Venture’s net income (loss) for the years ended December 31, 2003, 2002 and 2001 was $337,206, $(20,220) and $127,802, respectively.

During the year ended 2002, the Fund and the other joint venture partners contributed as a capital contribution $87,000 to the joint venture, our portion being $43,500.

During the year ended 2001, the Fund and the other joint venture partners contributed as a capital contribution $201,400 to the joint venture, our portion being $100,700.

Presented below are approximate condensed balance sheets for the Joint Venture as of December 31, 2003 and 2002, and approximate statements of operations for the three years ended December 31, 2003, 2002 and 2001:

                                                  December 31,        December 31,
                                                     2003                2002
                                               -----------------  ------------------
Balance Sheets
Inventory                                     $        2,804,000 $         6,557,000
Other, net                                             2,612,000             209,000
                                               -----------------  ------------------

     Total assets                             $        5,416,000 $         6,766,000
                                               =================  ==================

Mortgages and notes payable                               11,000             206,000
Other liabilities                                      1,568,000           3,398,000
Equity                                                 3,837,000           3,162,000
                                               -----------------  ------------------

     Total liabilities and equity             $        5,416,000 $         6,766,000
                                               =================  ==================

                                                   Year Ended December 31,
                                      --------------------------------------------------
                                           2003              2002             2001
                                      ---------------  ----------------  ---------------
Statements of Operations
Lot sales, net of discounts          $      8,103,000 $       5,239,000 $      5,631,000
Cost of sales                              (5,927,000)       (3,728,000)      (3,712,000)
Other expenses, net                        (1,502,000)       (1,551,000)      (1,663,000)
                                      ---------------  ----------------  ---------------

     Net income (loss)               $        674,000 $         (40,000)$        256,000
                                      ===============  ================  ===============

Note 4 — Member Initiation Fees and Other Accounts Receivable

Fawn Lake Country Club and Lake Forest Country Club membership initiation fees receivable totaled approximately $135,000 and $216,000 as of December 31, 2003 and 2002, respectively. The receivable is net of a discount of $43,000 and $81,000, respectively, recorded to allow for the present value of the membership initiation fee receivables considering the estimated timing of collections. Also included is the accounts receivable from club members for dues, use of the golf course, and use of the dining facility totaling $258,000 and $466,000 as of December 31, 2003 and 2002, respectively. This receivable is net of an allowance for doubtful accounts of $10,000 and $4,000, respectively. See Note 9 regarding our receivable for the sale of undeveloped land.

Note 5 — Notes Receivable

Notes receivable are secured by a first mortgage on lots sold to individuals. The notes bear interest at the prevailing market rates at the time the lots were sold. The majority of the notes are due between five and seven years, with monthly payments based on a 30-year amortization and the balance due at the maturity date. Notes totaling approximately $434,000 and $795,000 are pledged as security for notes payable to banks under certain Warehouse Line of Credit Agreements and other debt agreements as of December 31, 2003 and 2002, respectively.

The minimum scheduled notes receivable payments on December 31, 2003 are approximately as follows:

                                                 Amount
                                       ---------------------------
                2004                 $                     106,000
                2005                                       258,000
                2006                                       218,000
                2007                                       179,000
                                       ---------------------------

                                     $                     761,000
                                       ===========================

Note 6 — Inventory

Inventory consists of approximately the following as of December 31, 2003:

                                                  NTS/LFII           NTS/VA        Consolidated
                                               ---------------  ----------------  ---------------
Land held for future development,
  under development and completed lots        $      1,841,000 $      17,053,000 $     18,894,000

Country club (net of membership
  initiation fees)                                   3,455,000                --        3,455,000

Amenities                                              674,000        11,682,000       12,356,000
                                               ---------------  ----------------  ---------------

                                              $      5,970,000 $      28,735,000 $     34,705,000
                                               ===============  ================  ===============

Inventory consists of approximately the following as of December 31, 2002:

                                                  NTS/LFII           NTS/VA        Consolidated
                                               ---------------  ----------------  ---------------
Land held for future development,
  under development and completed lots        $      1,903,000 $      17,874,000 $     19,777,000

Country club (net of membership
  initiation fees)                                   4,199,000                --        4,199,000

Amenities                                            1,180,000        13,241,000       14,421,000
                                               ---------------  ----------------  ---------------

                                              $      7,282,000 $      31,115,000 $     38,397,000
                                               ===============  ================  ===============

Pursuant to an existing agreement between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive all initiation fees from the initial issuance of memberships to the Country Club. During 2003 and 2002 the Lake Forest Country Club operating deficit was approximately $1,396,000 and $930,000, respectively, and was capitalized as a cost of inventory. On December 28, 2003, the Lake Forest Country Club ownership and operations were turned over to its members. Subsequent to the turnover only the costs associated with the sale of initial memberships will be capitalized to inventory.

We capitalized in inventory approximately $967,000 and $1,260,000 of interest and real estate taxes during 2003 and 2002, respectively. Interest and real estate taxes incurred was approximately $1,039,000 and $1,403,000 for the years ended December 31, 2003 and 2002, respectively.

Inventory for 2003 includes approximately $11,685,000, net of approximately $8,230,000 of net country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

Inventory for 2002 includes approximately $12,474,000, net of approximately $8,275,000 of net country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” requires that the Club be reported separately from inventory on our balance sheets as property and equipment based on its approximate market value. The assets’ estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the December 31, 2003 balance sheet. During the first quarter of 2001 approximately $274,000 of the Fawn Lake Country Club deficit was capitalized as a cost of inventory. Initiation fees are recorded as a reduction of inventory cost.

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

Note 7 — Property and Equipment

The following schedule provides an analysis of our approximate investment in property and equipment on December 31:

                                                    2003              2002
                                               ---------------  ----------------
Land and buildings                            $      3,287,000 $       3,429,000

Equipment                                            1,072,000         1,757,000
                                               ---------------  ----------------

                                                     4,359,000         5,186,000

     Less accumulated depreciation                   1,140,000         1,515,000
                                               ---------------  ----------------

                                              $      3,219,000 $       3,671,000
                                               ===============  ================

Note 8 — Notes and Mortgage Loans Payable

Notes and mortgage loans payable consist of the following:

                                                                      2003             2002
                                                                ----------------  ---------------
Mortgage loan payable to a bank in the amount of $18,000,000, bearing interest at the Prime Rate + 1.0%, payable monthly, due
December 31, 2007, secured by inventory of NTS/VA and
NTS/LFII, generally principal payments consist of
approximately 91% of the Gross Receipts from lot sales,
personally guaranteed by Mr. J.D. Nichols, Chairman of the
Board of the Fund's Sponsor, for 50% of the outstanding loan balance and a $2 million letter of credit from a third party
lender with the beneficiary being the bank.                    $       3,003,060 $      4,961,203

Note payable to a bank in the amount of $9,000,000, bearing
interest at 8.25%, payable monthly, due March 31, 2005, secured by a Certificate of Deposit owned by NTS Financial Partnership,
an affiliate of the Fund.                                              6,696,959        6,696,959

Mortgage loan payable to a bank in the amount of $4,000,000,
bearing interest at the Prime Rate + .5%, paid off in June 2003.              --        1,730,000

Warehouse line of credit agreement with a bank, bearing interest at the Prime Rate + .75% , due April 15, 2004, secured by notes receivable (see Note 5), principal payments consist of payments
received from notes receivable securing the obligation                   433,581          795,168

Other                                                                    167,924          203,112
                                                                ----------------  ---------------

                                                               $      10,301,524 $     14,386,442
                                                                ================  ===============

We anticipate seeking renewals or refinancing the debts coming due within the next twelve months with our existing creditors, however, there can be no assurances that we will be successful in doing so. The Prime Rate was 4.0% and 4.25% on December 31, 2003 and 2002, respectively.

The minimum scheduled principal payments on debt outstanding on December 31, 2003 are approximately as follows:

                    2004                      $          1,366,000
                    2005                                 8,843,000
                    2006                                    38,000
                    2007                                    40,000
                    2008                                    14,000
                 Thereafter                                     --
                                                ------------------

                                              $         10,301,000
                                                ==================

The Fund has a loan agreement with a financial institution for a combined principal sum of up to $18,000,000. The loan is secured by the NTS/LFII and NTS/VA projects, a $2 million letter of credit issued by a third party lender with the NTS/VA and NTS/LFII lender stated as the beneficiary, a guarantee by the Fund for the full $18,000,000, and a personal guarantee by J.D. Nichols for 50% of the outstanding loan balance. The lender requires contracts on lots with gross proceeds exceeding 80% of a section’s development costs before advancing funds for a newly developed section at NTS/VA. On May 16, 2003, the loan was amended to remove the requirement that 50% of the Joint Venture’s net sales proceeds be applied against the outstanding balance and to include the payment to the lender of 90% of the gross initiation fees from the Lake Forest Country Club. The loan is a reducing revolver and the maximum amount outstanding at the end of each year shall be as follows:

             December 31, 2003                $       12,000,000
             December 31, 2004                $        9,500,000
             December 31, 2005                $        9,000,000
             December 31, 2006                $        5,500,000
             December 31, 2007                $       10,000,000

Note 9 — Related Party Transactions

As of December 31, 2003, the Sponsor or an affiliate owned 277,371 shares of the Fund. The Fund has entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

Property Management Agreements

The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Residential Management Company (“NTS Management”) under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the “Management Agreements”). NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of the Fund’s Sponsor. The Management Agreements have been renewed through December 31, 2008. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, will be entitled to an overhead recovery, and will accrue an incentive payment payable all as provided therein.

These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the property management agreements, we were charged the following amounts for the year ended December 31, 2003, 2002 and 2001. These amounts are reflected in selling, general and administrative — affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements.

                                                    2003              2002             2001
                                               ---------------  ----------------  ---------------
Personnel related costs:
  Finance and accounting                      $        273,000 $         245,000 $        263,000
  Data processing                                       52,000            73,000           70,000
  Human resources                                       49,000            38,000           45,000
  Sales and administrative                           1,245,000         1,531,000        1,488,000
  Legal                                                 90,000            66,000           57,000
Marketing                                               55,000           113,000          193,000
Rent                                                    48,000            49,000           55,000
Other general and administrative                       107,000           197,000          159,000
                                               ---------------  ----------------  ---------------

Total expense reimbursements                  $      1,919,000 $       2,312,000 $      2,330,000
                                               ===============  ================  ===============

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. Overhead recovery for the years ended December 31, 2003, 2002 and 2001, was approximately $628,000, $843,000 and $494,000, respectively. These amounts are classified with selling, general and administrative-affiliates in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $3,242,000, $3,274,000 and $3,249,000 accrued to NTS Management or an affiliate during the years ended December 31, 2003, 2002 and 2001, respectively, for Fawn Lake Country Club and Lake Forest Country Club. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $177,000, $176,000 and $180,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club and Lake Forest Country Club for the years ended December 31, 2003, 2002, and 2001. The Lake Forest Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the years ended December 31, 2003, 2002, and 2001. The Fawn Lake Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the period January 1, 2001 to March 31, 2001. Beginning April 1, 2001, the expense reimbursements and recovery fees of the Fawn Lake Country Club were included with country club operations in our statement of operations.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders’ original capital contribution. As of December 31, 2003, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 2003, no amount had been accrued as an incentive payment in our consolidated financial statements.

Advances and Notes Payable Affiliates

As of December 31, 2003, we owed approximately $10,524,000 to affiliates for fees and reimbursements, including $9,519,000 owed to NTS Development and NTS Management for salary and overhead reimbursements included in accounts payable and accrued expenses — affiliates.

NTS Development and NTS Management have agreed to defer, until March 31, 2005, amounts owed to them by us as of December 31, 2003 and those amounts accruing from January 1, 2004 through March 31, 2005, other than as permitted by our cash flows. There can be no assurances that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2005.

Sale of Undeveloped Land

On March 6, 2001, NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC (“Fairways”), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller’s (NTS/LFII) cost of the property sold. This unrecognized profit is offset against the receivable on the balance sheet. The receivable balance related to this sale was approximately $210,000, on December 31, 2003 and 2002. The transactional values were derived from an independent appraisal performed by Integra Chapman & Bell dated January 4, 2000.

Note 10 — Country Club Accounting

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of the Fund’s intention to sell the Club as a single asset, SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” requires that the Club’s operations no longer be capitalized to inventory costs upon substantial completion. Instead, the Club’s results of operations have been included in the Fund’s statement of operations beginning with April 1, 2001.

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the years ended December 31, 2003 and 2002 and for the nine months ended 2001:

                                               For the                  For the                  For the
                                             Year Ended               Year Ended            Nine Months Ended
                                          December 31, 2003        December 31, 2002        December 31, 2001
                                       -----------------------  -----------------------  -----------------------
Revenues
Operating revenue                     $              1,377,000 $              1,361,000 $              1,019,000
Other revenue                                               --                    2,000                    6,000
                                       -----------------------  -----------------------  -----------------------

     Total revenues                                  1,377,000                1,363,000                1,025,000
                                       -----------------------  -----------------------  -----------------------

Expenses
Cost of goods sold                                     306,000                  248,000                  167,000
Selling, general and administrative -
  affiliates                                         1,324,000                1,380,000                1,009,000
Selling, general and administrative                    752,000                  643,000                  635,000
Depreciation                                            77,000                   41,000                   35,000
                                       -----------------------  -----------------------  -----------------------

     Total expenses                                  2,459,000                2,312,000                1,846,000
                                       -----------------------  -----------------------  -----------------------

Net loss                              $             (1,082,000)$               (949,000)$               (821,000)
                                       =======================  =======================  =======================

Selling, general and administrative — affiliates include expense reimbursements of approximately $1,271,000 and overhead recovery fees of approximately $53,000, accrued to NTS Management or an affiliate. The expense reimbursements include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. The overhead recovery fees are reimbursements to NTS Management for overhead expenses attributable to the employees and efforts of NTS Management, in an amount equal to 3.75% of the Club’s gross cash receipts.

Selling, general and administrative includes landscaping, repairs and maintenance, operating lease payments, utilities, advertising and insurance.

Note 11 — Income Taxes

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

                                                    2003              2002
                                               ---------------  ----------------
Deferred tax assets/liabilities
Net operating loss carry forwards             $      9,057,000 $       6,665,000
Inventory                                            1,682,000         3,543,000
Deferred revenue                                       164,000           213,000
                                               ---------------  ----------------

Deferred tax assets                                 10,903,000        10,421,000

Deferred tax liability                              (1,040,000)       (1,207,000)

Valuation allowance                                 (9,863,000)       (9,214,000)
                                               ---------------  ----------------

Total deferred tax assets/liabilities         $             -- $              --
                                               ===============  ================

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on its history of operating losses and its expectations for the future, that it is more likely than not that the net deferred tax assets on December 31, 2003 and 2002, will not be realized. As of December 31, 2003, we have a federal net operating loss carryforward of approximately $23,800,000 expiring during various years beginning in 2012 and ending in 2023.

A reconciliation of the statutory to the effective rate of the Fund for the years ended December 31, is as follows:

                                                     2003               2002
                                                ---------------    ---------------
Tax benefit using statutory rate              $         617,000  $         293,000
Valuation allowance                                    (650,000)          (314,000)
Other                                                    33,000             21,000
                                                ---------------    ---------------

Income tax expense (all deferred)             $              --  $              --
                                                ===============    ===============

Substantially all of the difference between the tax benefit calculated at the statutory rate and the tax provision provided on the accompanying statements of operations is due to the creation of a valuation allowance on previously recorded deferred tax assets.

Note 12 — Financial Instruments

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

Note 13 — Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that it may acquire in the future.

We do not believe there is any litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance and none of which is expected to have a material adverse effect on our consolidated financial statements. We believe we have adequate insurance.

NTS/LFII and NTS/VA have various letters of credit outstanding to governmental agencies and utility companies totaling approximately $2,000,000 and $2,200,000 as of December 31, 2003 and 2002, respectively. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

It is estimated that the homeowners’ association amenities at the Fawn Lake project will be substantially completed by December 2009. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $2,130,000 to complete the homeowners’ association amenities for the project. These costs are estimated to be incurred as follows: $966,000 for 2004, $450,000 for 2005, $514,000 for 2006, $75,000 for 2007, $75,000 for 2008, and $50,000 for 2009.

NTS/Lake Forest II Residential Corporation entered into an agreement with Lake Forest Country Club, Inc. in February, 1992 which governed the transfer of control, conveyance of assets and management of the Lake Forest Country Club, Inc. to its members. The transfer was dependent on the occurrence of certain future events and once one of these events occurred, transfer would take place within sixty days. If other events triggering the transfer did not occur by October 29, 2003, then the transfer was to occur within 60 days of this date. The Club was transferred to the members on December 28, 2003.

NTS/Lake Forest II Residential Corporation has a contingent liability of approximately $197,000 for the balance of the notes and leases transferred to the Lake Forest Country Club, Inc. on December 28, 2003.

Note 14 — Guaranties to the Fund

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to shareholders from all sources during our existence is at least equal to the original capital contributions attributable to our then outstanding shares. As of December 31, 2003, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

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

Note 15 — Unaudited Quarterly Financial Data

            2003                    March 31     June 30       September 30      December 31         Total
                               -------------  -------------   ---------------  ---------------   -------------
Net revenues                  $      717,653 $      703,432  $      1,139,321 $      2,032,691  $    4,593,097
Total expenses                     1,482,597      1,614,783         1,633,445        2,014,485       6,745,310
                               -------------  -------------   ---------------  ---------------   -------------
(Loss) income before other
  income (expense) and
  federal income tax                (764,944)      (911,351)         (494,124)          18,206      (2,152,213)
Income from investment in
  unconsolidated affiliate            58,851         28,669           100,143          149,543         337,206
                               -------------  -------------   ---------------  ---------------   -------------
(Loss) income before
  federal income tax                (706,093)      (882,682)         (393,981)         167,749      (1,815,007)
Federal income tax                        --             --                --               --              --
                               -------------  -------------   ---------------  ---------------   -------------
Net (loss) income                   (706,093)      (882,682)         (393,981)         167,749      (1,815,007)
                               =============  =============   ===============  ===============   =============

Net (loss) income per share   $        (0.22)$        (0.28) $          (0.12)$           0.05  $        (0.57)
                               =============  =============   ===============  ===============   =============

            2002                    March 31     June 30       September 30      December 31         Total
                               -------------  -------------   ---------------  ---------------   -------------
Net revenues                  $    1,061,247 $    2,479,156  $      1,717,516 $      1,375,917  $    6,633,836
Total expenses                     1,670,507      1,987,647         2,009,206        1,807,989       7,475,349
                               -------------  -------------   ---------------  ---------------   -------------
(Loss) income before other
  income (expense) and
  federal income tax                (609,260)       491,509          (291,690)        (432,072)       (841,513)
(Loss) income from
  investment in
  unconsolidated affiliate           (65,294)       (20,580)          162,703          (97,049)        (20,220)
                               -------------  -------------   ---------------  ---------------   -------------
(Loss) income before
  federal income tax                (674,554)       470,929          (128,987)        (529,121)       (861,733)
Federal income tax                        --             --                --               --              --
                               -------------  -------------   ---------------  ---------------   -------------
Net (loss) income                   (674,554)       470,929          (128,987)        (529,121)       (861,733)
                               =============  =============   ===============  ===============   =============

Net (loss) income per share   $        (0.21)$         0.15  $          (0.04)$          (0.17) $        (0.27)
                               =============  =============   ===============  ===============   =============

REPORT OF INDEPENDENT AUDITORS

To the Orlando Lake Forest Joint Venture:

We have audited the accompanying balance sheets of Orlando Lake Forest Joint Venture (a Florida general partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners’ equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of Orlando Lake Forest Joint Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Orlando Lake Forest Joint Venture for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Orlando Lake Forest Joint Venture at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                                                                                                                                                                                  Ernst & Young LLP

Louisville, Kentucky
March 26, 2004

This report is a copy of the previously issued Arthur Andersen LLP ("Andersen") Auditors' report. This report has not been reissued by Andersen

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Orlando Lake Forest Joint Venture:

We have audited the accompanying balance sheets of Orlando Lake Forest Joint Venture (a Florida general partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Orlando Lake Forest Joint Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

ORLANDO LAKE FOREST JOINT VENTURE
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                  2003                2002
                                                            -----------------   -----------------

ASSETS
Cash and equivalents                                       $        2,475,442  $          109,653
Inventory                                                           2,804,041           6,556,707
Property and equipment, net of accumulated
 depreciation of approximately $71,000 and $97,000                     93,219              44,080
Other assets                                                           43,274              55,806
                                                            -----------------   -----------------

     TOTAL ASSETS                                          $        5,415,976  $        6,766,246
                                                            =================   =================

LIABILITIES AND PARTNERS' EQUITY
Accounts payable and accrued expenses                      $          426,509  $          871,311
Accounts payable - affiliates                                       1,070,920           2,460,222
Notes and mortgage loans payable                                       11,017             205,994
Lot deposits                                                           70,700              66,300
                                                            -----------------   -----------------

     TOTAL LIABILITIES                                              1,579,146           3,603,827
                                                            -----------------   -----------------

COMMITMENTS AND CONTINGENCIES (Note 5)

TOTAL PARTNERS' EQUITY                                              3,836,830           3,162,419
                                                            -----------------   -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $        5,415,976  $        6,766,246
                                                            =================   =================

The accompanying notes are an integral part of these financial statements.

ORLANDO LAKE FOREST JOINT VENTURE
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                 2003              2002             2001
                                                            ---------------  ----------------  ---------------
REVENUES
Lot sales, net of discounts                                $      8,103,247 $       5,238,735 $      5,631,130
Cost of sales                                                    (5,926,843)       (3,727,551)      (3,712,107)
                                                            ---------------  ----------------  ---------------

     Gross profit                                                 2,176,404         1,511,184        1,919,023

EXPENSES
Selling, general and administrative -  affiliates                   897,096           877,285          754,455
Selling, general and administrative                                 609,945           708,792          925,363
Interest expense                                                      2,950                --           20,992
Depreciation and amortization expense                                28,936            25,210           35,611
                                                            ---------------  ----------------  ---------------

    TOTAL OPERATING EXPENSES                                      1,538,927         1,611,287        1,736,421
                                                            ---------------  ----------------  ---------------

Income (loss) before interest and other income                      637,477          (100,103)         182,602
Interest and other income                                            36,934            59,665           73,002
                                                            ---------------  ----------------  ---------------

Net income (loss)                                          $        674,411 $         (40,438)$        255,604
                                                            ===============  ================  ===============

The accompanying notes are an integral part of these financial statements.

ORLANDO LAKE FOREST JOINT VENTURE
STATEMENTS OF PARTNERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                     Partners'
                                                       Equity
                                               ----------------------
Partners' equity
  January 1, 2001                             $             2,658,853

  Net income                                                  255,604

  Capital contributions                                       201,400
                                               ----------------------

Partners' equity
  December 31, 2001                                         3,115,857

  Net loss                                                    (40,438)

  Capital contributions                                        87,000
                                               ----------------------

Partners' equity
  December 31, 2002                                         3,162,419

  Net income                                                  674,411
                                               ----------------------

Partners' equity
  December 31, 2003                           $             3,836,830
                                               ======================

The accompanying notes are an integral part of these financial statements.

ORLANDO LAKE FOREST JOINT VENTURE
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                 2003              2002             2001
                                                            ---------------  ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $        674,411 $         (40,438)$        255,604
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization expense                              28,936            25,210           35,611
  Changes in assets and liabilities:
    Notes receivable                                                     --            44,829           39,072
    Inventory                                                     3,790,056           (54,777)       2,387,443
    Other assets                                                     (5,023)          (16,429)              --
    Accounts payable and accrued expenses                          (444,802)          395,905           13,704
    Lot deposits                                                      4,400             3,300          (13,500)
    Other liabilities                                                    --                --         (276,630)
                                                            ---------------  ----------------  ---------------

     Net cash provided by operating activities                    4,047,978           357,600        2,441,304
                                                            ---------------  ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                 (78,075)           (3,681)         (14,318)
                                                            ---------------  ----------------  ---------------

     Net cash used in investing activities                          (78,075)           (3,681)         (14,318)
                                                            ---------------  ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                       1,976,385         3,056,395          761,815
Payments on notes payable                                        (2,171,362)       (3,856,647)      (4,156,634)
Accounts payable -  affiliates                                   (1,389,302)          326,237          877,434
Capital contribution                                                     --            87,000          201,400
Loan costs                                                          (19,835)          (19,535)          (5,000)
                                                            ---------------  ----------------  ---------------

     Net cash used in financing activities                       (1,604,114)         (406,550)      (2,320,985)
                                                            ---------------  ----------------  ---------------

     Net increase (decrease) in cash and equivalents              2,365,789           (52,631)         106,001

CASH AND EQUIVALENTS, beginning of period                           109,653           162,284           56,283
                                                            ---------------  ----------------  ---------------

CASH AND EQUIVALENTS, end of period                        $      2,475,442 $         109,653 $        162,284
                                                            ===============  ================  ===============

The accompanying notes are an integral part of these financial statements.

ORLANDO LAKE FOREST JOINT VENTURE
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Note 1 — Summary of Significant Accounting Policies

A) Organization

Orlando Lake Forest Joint Venture (“OLFJV”) was organized on March 16, 1987 as a Florida general partnership. In August 1997, NTS Mortgage Income Fund (the “Fund”) entered into an Amended and Restated Joint Venture Agreement evidencing the Fund’s admission as a partner in OLFJV effective August 16, 1997. The other partners in OLFJV are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are affiliates of and are under common control with NTS Corporation, the Fund’s sponsor. The terms “we,” “us” or “our,” as the context requires, may refer to the OLFJV or its interests in this property.

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

B) Basis of Accounting

OLFJV’s records are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

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

F) Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the year ended December 31, 2003 did not result in an impairment loss.

G) Advertising

OLFJV expenses advertising costs as incurred, which are included in selling, general and administrative in the accompanying statements of operations. Advertising expense was approximately $353,000, $504,000 and $608,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

H) Environmental Remediation and Compliance

Environmental liabilities for remediation costs are accrued based on estimates of known environmental remediation exposures. Liabilities are recognized when they are probable and can be reasonably estimated. Environmental compliance costs are expensed as incurred. No such liabilities existed as of December 31, 2003 and 2002.

I) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with an original maturity of three (3) months or less that are readily convertible to cash.

Cash payments for interest, net of amounts capitalized are as follows:

                                                 2003               2002                2001
                                            ---------------    ---------------    ----------------

Interest, net of amounts capitalized     $          202,025 $            4,969 $            26,696

J) Tax Status

OLFJV has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a general partnership for federal income tax purposes. As such, OLFJV makes no provision for income taxes. The taxable income or loss is passed through to the holders of the partnership Interests for inclusion on their individual income tax returns.

K) Segment Reporting

OLFJV’s reportable operating segments include only one segment that is the development and sale of residential subdivision lots.

Note 2 — Inventory

Inventory consists approximately of the following as of December 31:

                                                    2003              2002
                                               ---------------  ----------------
Land held for future development,
  under development and completed lots        $      2,420,000 $       5,476,000
Amenities                                              384,000         1,081,000
                                               ---------------  ----------------

                                              $      2,804,000 $       6,557,000
                                               ===============  ================

OLFJV capitalized in inventory approximately $106,000 and $125,000 of interest and real estate taxes during 2003 and 2002, respectively. Interest and real estate taxes incurred were approximately $154,000 and $187,000 for the years ended December 31, 2003 and 2002, respectively.

Note 3 — Notes and Mortgage Loans Payable

Notes and mortgage loans payable consist of the following:

                                                                      2003             2002
                                                                ----------------  ---------------
Mortgage loan  payable to a bank in the amount of $5,500,000, bearing interest at the Prime Rate + .5%, due on June 30, 2005, secured by inventory of OLFJV and a $300,570 letter of credit, generally principal payments consist of approximately 80% of
the Gross Receipts of lot sales.                               $              -- $        176,376

Other                                                                     11,017           29,618
                                                                ----------------  ---------------

                                                               $          11,017 $        205,994
                                                                ================  ===============

The Prime Rate was 4.0% and 4.25% on December 31, 2003 and 2002, respectively.

The minimum scheduled principal payments on debt outstanding on December 31, 2003 are approximately as follows:

                    2004                      $             11,000
                                                ------------------

                                              $             11,000
                                                ==================

Per the mortgage loan agreement, the $5.5 million facility is due on demand within 180 days of written notice. OLFJV understands that the bank has the legal right to demand this facility at any time. We do not owe a balance on this facility as of December 31, 2003, but maintain the availability to receive future advances.

Note 4 — Financial Instruments

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

Note 5 — Commitments and Contingencies

OLFJV does not believe there is any litigation threatened against OLFJV other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of OLFJV.

Note 6 — Related Party Transactions

A) Selling, General and Administrative — Affiliates

The expenses presented as selling, general and administrative — affiliates are classified in two ways, expense recovery and overhead recovery. The expense recovery includes compensation costs of management, accounting, professional, development marketing and office personnel employed by NTS Management as well as various non-payroll related operating expenses.

Expense recovery of approximately $592,000, $679,000 and $542,000 accrued to NTS Management or an affiliate during the years ended December 31, 2003, 2002 and 2001, respectively, for compensation costs and various non-payroll related operating expenses. These amounts are reflected in selling, general and administrative — affiliates on the accompanying statements of operations:

                                                    2003              2002             2001
                                               ---------------  ----------------  ---------------
Personnel related costs:
  Finance and accounting                      $         79,000 $          64,000 $         49,000
  Sales and administrative                             487,000           584,000          462,000
  Data processing                                       16,000            19,000           18,000
  Human resources                                       10,000            12,000           13,000
                                               ---------------  ----------------  ---------------

Total expense reimbursements                  $        592,000 $         679,000 $        542,000
                                               ===============  ================  ===============

Additionally, OLFJV incurs an overhead recovery, which is a reimbursement to NTS Management for overhead expenses attributable to the employees and the efforts of NTS Management, in an amount equal to 3.75% of the project’s gross cash receipts. For the years ended December 31, 2003, 2002 and 2001, overhead recovery incurred was approximately $305,000, $198,000 and $212,000, respectively.

B) Accounts Payable — Affiliates

As presented in the accompanying balance sheet as of December 31, 2003, accounts payable — affiliates of approximately $1,071,000 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by the OLFJV as of December 31, 2003 and those amounts that will accrue during fiscal 2004 through the period ending March 31, 2005, other than as permitted by cash flows of the OLFJV. Management of OLFJV believes that NTS Development Company and NTS Residential Management Company have the financial ability to defer amounts owed to them by OLFJV. There can be no assurances that this level of support will continue past March 31, 2005.

REPORT OF INDEPENDENT AUDITORS

To the Shareholder of NTS Guaranty Corporation:

We have audited the accompanying balance sheets of NTS Guaranty Corporation (a Kentucky corporation) as of December 31, 2003 and 2002. These balance sheets are the responsibility of NTS Guaranty Corporation’s management. Our responsibility is to express an opinion on these balance sheets based on our audits.

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

In our opinion, the 2003 and 2002 balance sheets referred to above present fairly, in all material respects, the financial position of NTS Guaranty Corporation at December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

                                                                                                                                                                                                                  Ernst & Young LLP

Louisville, Kentucky
March 26, 2004

NTS GUARANTY CORPORATION
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                 2003              2002
                                                            ---------------  ----------------

Cash                                                       $            100 $             100
                                                            ---------------  ----------------

     Total Assets                                          $            100 $             100
                                                            ===============  ================

STOCKHOLDER’S EQUITY

Common stock, no par value, 100 shares issued and
  outstanding                                              $             10 $              10
Additional paid-in capital                                       10,000,090        10,000,090
                                                            ---------------  ----------------

                                                                 10,000,100        10,000,100

Less non-interest bearing demand note receivable from
  the majority stockholder of NTS Corporation                   (10,000,000)      (10,000,000)
                                                            ---------------  ----------------

     Total Stockholder's Equity                            $            100 $             100
                                                            ===============  ================

NOTES TO BALANCE SHEETS

Note 1 — Summary of Significant Accounting Policies

A) Organization

NTS Guaranty Corporation (the “Guarantor”), a Kentucky corporation, was formed in February 1987 and is an affiliate of NTS Corporation. NTS Corporation is the Sponsor of the NTS Mortgage Income Fund (the “Fund”). The balance sheets include all of the assets and liabilities which relate to the Guarantor. The Guarantor is authorized to issue up to 2,000 shares of common stock with no par value. There are 100 shares issued and outstanding which were purchased by Mr. J. D. Nichols, Chairman of the Board of Directors of the Sponsor and of the Fund. In addition, Mr. Nichols has given the Guarantor a non-interest bearing demand note receivable for $10,000,000, the receivable of which is included in additional paid-in capital. Expenses (consisting mostly of state taxes and licenses) of the Guarantor totaling approximately $45 and $15 for each of the years ended December 31, 2003 and 2002, respectively, were paid by an affiliate of the Sponsor, which are insignificant, and therefore no statements of operations or statements of cash flows are presented. These expenses will not be reimbursed to the affiliate.

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

Note 2 — Financial Instruments

The book values of cash are considered to be representative of their respective fair values because of the immediate or short-term maturity of these financial instruments. The fair value of the NTS Guaranty Corporation’s notes receivable approximated the book value.

Note 3 — Commitments

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that the Fund is liquidated and dissolved, the total distributions the Fund has made to shareholders from all sources during its existence is at least equal to the original capital contributions attributable to the then outstanding shares. As of December 31, 2003, the original capital contributions attributable to the Fund’s outstanding shares were $63,690,000 and the Fund had paid distributions of approximately $23,141,000.

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

The Fund is a finite life entity. Its organizational documents require it to commence an orderly liquidation by December 31, 2008. Delaware law, its state of incorporation, provides it with a three-year period after the initiation of its liquidation to wind up its affairs and issue final distributions to shareholders.

In connection with an ongoing review of the status of the Fund’s properties and progress to liquidation, the Fund has undertaken a preliminary analysis as to the approximate total distributions which it anticipates making to its shareholders through dissolution. As final liquidating distributions are not likely for 5-7 years, these estimates may change significantly prior to dissolution.

Based on the preliminary analysis referred to above and the $10,000,000 to be provided by the Guarantor, the remaining amount projected to be distributed to the Fund’s shareholders appears to be sufficient to meet the return of capital guaranty to shareholders. No amount has been recorded in the Guarantor’s financial statements pending the outcome of the final liquidating distributions.

Item 9 — Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

The President and Director of the NTS Mortgage Income Fund and the Chief Executive Officer of NTS Development Company (the equivalent of the Chief Financial Officer of the Company) have evaluated our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the President and Director of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company concluded that our disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in our internal controls over financial reporting during the fourth quarter of 2003.

NTS Development Company provides services to the Company under property management agreements as described in Part III — Item 13 Certain Relationships and Related Transactions.

PART III

Item 10 — Directors and Executive Officers of the Registrant

The directors and principal officers of the Fund are as follows:

Name	Office With the Fund
J. D. Nichols	Chairman of the Board of Directors
Robert M. Day	Director*
Gerald B. Thomas	Director*
Gerald B. Brenzel	Director*
Robert A. Guimbarda	Director*
Brian F. Lavin	President and Director

* Robert M. Day, Gerald B. Thomas, Gerald B. Brenzel and Robert A. Guimbarda are the Independent Directors of the Fund. They are not employees, partners, officers or directors of the Sponsor or any of its affiliates.

J.D. Nichols (age 62) has been Chairman of NTS Corporation, its subsidiaries and affiliates since 1985. He is also a member and Chairman of the Board of Directors of the NTS Mortgage Income Fund. He graduated from the University of Louisville School of Law in 1964 and conducted his undergraduate studies at the University of Kentucky, with a concentration in accounting, marketing, business administration, and finance. Mr. Nichols began his career in construction and real estate development in 1965, and since then has overseen the development of more than 8,000 acres of land and 7,000,000 square feet of office, residential, commercial, and industrial construction, throughout the southeastern United States. He is a member of the National Association of Home Builders, the Louisville Association of Home Builders, and the Louisville Board of Realtors. He has also served as Vice President and Director of the Louisville and National Apartment Associations. He is currently a director and past member of the Executive Committee of Greater Louisville Inc. and is Chairman of the Board of the Louisville Regional Airport Authority.

Robert M. Day (age 52) has been President of EdwardsDay Incorporated, a private real estate investment firm which is the successor to Lambert, Smith & Hampton, in Atlanta, Georgia since 1997. Mr. Day received a Bachelor of Business Administration degree from Georgia State University and holds an MAI designation from the Appraisal Institute. Mr. Day is a member of the Atlanta Board of Realtors and the Urban Land Institute.

Gerald B. Thomas (age 65) retired in 2003 with 26 years of experience in Commercial Real Estate lending. Formerly a Senior Vice President with Mid-American Bank of Louisville, Mr. Thomas joined Citizens Bank of Kentucky in February 1996 as Vice President, with responsibility of developing real estate portfolios for four Kentucky affiliate banks of CNB Bancshares, Inc., Evansville, Indiana. Mr. Thomas has attended Eastern Kentucky University, National School of Real

Estate Finance (Ohio State University) and National Institute of Real Estate Appraisers (University of Louisville). He is a former board member of Big Brothers/Big Sisters, Louisville and Co-chairman of the Programs, Planning and Evaluation Committee.

Gerald B. Brenzel (age 72) retired in1998 with over forty years of experience in the securities industry. Mr. Brenzel was founder and CEO of Commonwealth Investment Group, Inc., an investment money managers and regional brokerage firm in Louisville. From 1964 to 1988, Mr. Brenzel was regional Vice President and Branch Manager of Stifel, Nicolaus & Company, and was a member of the Board of that firm, was also an allied member of the New York Stock Exchange (1964 thru 1988). A former Governor of the National Association of Securities Dealers, Mr. Brenzel attended the University of Louisville for three years and also served three years in the U.S. Air Force during the Korean War.

Robert A. Guimbarda (age 53) has been President of Enhanced Value Strategies, Inc. (EVS) a St. Louis, Missouri based full-service real estate consulting firm since he founded it in 1997. In this capacity, he has been providing consulting services to a variety of clients, concentrating principally on capital solutions (debt and equity) and strategic policies for real estate organizations. Through EVS he has worked with service providers, private and institutional investors as well as developers of single family and multi-family residential communities. Mr. Guimbarda has been involved in key management positions in the real estate industry for more than eighteen years. He was associated with Paragon Group, Inc. as a financial and administrative officer in its Midwest Region Headquarters as well as having operational responsibilities in both multi-family and commercial property disciplines. Mr. Guimbarda holds a Bachelor of Science degree in Accounting from California State University – Hayward, California. He worked with Coopers & Lybrand for approximately five years concentrating on the construction and financial service industries. He is a CPA (Missouri) and has had extensive audit experience with both large and small clients. Mr. Guimbarda has been active with a variety of industry groups including; National Apartment Association; St. Louis Home Builders Association; BDMA; IREM and the Missouri Society of CPA’s. Mr. Guimbarda is also Vice-Chairman of EVS Realty Advisors, Inc. a commercial real estate advisory service firm founded in 2003.

Brian F. Lavin (age 50) is President of NTS Corporation and NTS Development Company. He joined the Sponsor in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc. and as a Vice President of Paragon’s Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firm’s expanding portfolios.

Mr.     Lavin attended the University of Missouri where he received his Bachelor’s Degree in Business Administration. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, council member of the Urban Land Institute and member of the National Multi-Housing Council. He has served on the Boards of the Louisville Science Center, Louisville Ballet, National Multi-Housing Council, Louisville Apartment Association, the Board of Trustees for the Louisville Olmsted Parks Conservancy, Inc. and currently serves on the Board of Directors of Greater Louisville Inc. and the Executive Committee Board of Overseers for the University of Louisville.

The Directors are not required to devote all of their time to the Fund, they are only required to devote such of their time to the affairs of the Fund as their duties require, and will meet quarterly or more frequently if necessary. It is not expected that the Directors will be required to devote substantial portions of their time to discharge their duties as Directors. For a description of provisions concerning indemnification, see “Fiduciary Responsibility” on page 14 of our prospectus, which description is filed herewith and incorporated herein by reference.

The Directors, although not precluded from engaging in activities similar to the Fund’s, are required to disclose any interest held directly or indirectly by them, or an affiliate in an investment presented to the Fund. Furthermore, affiliated Directors must offer the Fund the right to engage in an investment opportunity, which is within the Fund’s objectives and policies, prior to entering into such transaction themselves. The Fund will not pay a commission to an affiliate of any Director for presenting or disposing of the Fund’s investments.

The Fund pays to each Independent Director a fee of $1,333 per month (which amount may be increased or decreased at the discretion of the Directors) and reimburses both independent and affiliated Directors for travel expenses and other out-of-pocket disbursements incurred in connection with attending any meetings. During the years ended December 31, 2003, 2002 and 2001, the Fund paid directors fees of $60,000, $48,000 and $42,000, respectively each year, representing annual compensation. Affiliated Directors will not receive any compensation from the Fund for their services as Directors or Officers of the Fund.

The Directors have retained NTS Advisory Corporation (the “Advisor”) to manage the Fund’s day-to-day affairs, and recommend investments suitable for the Fund. The Advisor has delegated substantially all of its duties to the Sponsor. NTS has substantial experience in all phases of real estate activities, including acquisition, financing, property management and disposition.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain persons, including persons who own more than ten percent (10%) of our shares, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), with the U.S. Securities and Exchange Commission (the “SEC”). The SEC requires that these persons furnish us with copies of all forms filed with the SEC.

To our knowledge, based solely on review of the copies of the forms we received, or written representations from certain reporting persons, no additional forms were required for those persons.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by written request to us at 10172 Linn Station Road, Louisville, Kentucky 40223. We will disclose any amendment to, or waiver from, a provision of our code of ethics by filing a current report on Form 8-K.

Item 11 — Executive Compensation

The present officers of the Fund receive compensation from the Advisor or its affiliates which indirectly relates to services to the Fund (see Item 13).

The Fund is entitled to engage in various transactions involving the Advisor and its affiliates, as described under captions “Compensation Table” on pages 9 and 10 of the prospectus and “Conflicts of Interest” on pages 11 to 14 of the prospectus, which descriptions are filed herewith and incorporated herein by reference. Reference is made to Item 8 — Note 9 of Fund’s Consolidated Financial Statements filed with this report for various transactions with affiliates.

(a)  There are no compensatory plans or arrangements resulting from resignation or retirement of the Directors and executive officers which require payments to be received from the Fund.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

(a)  The following table sets forth the ownership of shares owned directly or indirectly by the Directors and principal officers of the Fund as of the date hereof:

                                                    Name of Beneficial         Amount of Beneficial          Percent of
               Title of Class                              Owner                    Ownership                 Interest
---------------------------------------------     -----------------------   --------------------------    -----------------
Shares of Common Stock, $0.001 per Share               J.D. Nichols              277,371 Shares*                8.70%
*	These shares are owned of record by NTS Corporation or an affiliate of which Mr. Nichols directly or beneficially holds voting and investment authority.

(b)  There are no known arrangements which may at a subsequent date result in change in control of the Fund.

Item 13 — Certain Relationships and Related Transactions

As of December 31, 2003, the Sponsor or an affiliate owned 277,371 shares of the Fund. The Fund has entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

Property Management Agreements

The ongoing operation and management of the Lake Forest North and Fawn Lake projects are conducted by NTS Residential Management Company (“NTS Management”) under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the “Management Agreements”). NTS Management is a wholly-owned subsidiary of NTS Development Company. NTS Development Company is a wholly-owned subsidiary of the Fund’s Sponsor. The Management Agreements have been renewed through December 31, 2008. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, will be entitled to an overhead recovery, and will accrue an incentive payment payable all as provided therein.

These expense reimbursements included direct and pro-rated costs incurred in the management and operation of NTS/LF II and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects, with respect to the residential projects but who are not on site and with respect to the residential projects but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the Property Management Agreements, the Fund was charged the following amounts for the years ended December 31, 2003, 2002 and 2001. These amounts are reflected in selling, general and administrative — affiliates on the accompanying statement of operations:

                                                    2003              2002             2001
                                               ---------------  ----------------  ---------------
Personnel related costs:
  Finance and accounting                      $        273,000 $         245,000 $        263,000
  Data processing                                       52,000            73,000           70,000
  Human resources                                       49,000            38,000           45,000
  Sales and administrative                           1,245,000         1,531,000        1,488,000
  Legal                                                 90,000            66,000           57,000
Marketing                                               55,000           113,000          193,000
Rent                                                    48,000            49,000           55,000
Other general and administrative                       107,000           197,000          159,000
                                               ---------------  ----------------  ---------------

Total expense reimbursements                  $      1,919,000 $       2,312,000 $      2,330,000
                                               ===============  ================  ===============

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. Overhead recovery for the years ended December 31, 2003, 2002 and 2001, was approximately $628,000, $843,000 and $494,000, respectively. These amounts are classified with selling, general and administrative — affiliates in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $3,242,000, $3,274,000 and $3,249,000 accrued to NTS Management or an affiliate during the years ended December 31, 2003, 2002 and 2001, respectively, for Fawn Lake Country Club and Lake Forest Country Club. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $177,000, $176,000 and $180,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club and Lake Forest Country Club for the years ended December 31, 2003, 2002 and 2001. The Lake Forest Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the years ended December 31, 2003, 2002 and 2001. The Fawn Lake Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the period January 1, 2001 to March 31, 2001. Beginning April 1, 2001, the expense reimbursements and recovery fees of the Fawn Lake Country Club were included with country club operations in our statement of operations.

The Management Agreements also provide the opportunity for NTS Management to receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable the Fund to return to the shareholders of the Fund an amount which, after adding thereto all other payments previously distributed to such shareholders of the Fund, is at least equal to the shareholders’ original capital contribution. As of December 31, 2003, the Fund had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 2003, no amount had been accrued as an incentive payment in the Fund’s consolidated financial statements.

Liability to Affiliates

The following table summarized amounts owed to NTS Residential Management Company and affiliates by the Fund and amounts represented are 50% of the amounts owed by the Orlando Lake Forest Joint Venture as of December 31, 2003:

Balance due to NTS Residential Management Company related to December 1998 through
December 2003 payroll and cost recovery fees at NTS/VA.                                         $    4,707,067

Balance due to NTS Residential Management Company related to January 1999 through
December 2003 payroll and cost recovery fees at Fawn Lake Country Club.                              2,443,454

Balance due to NTS Residential Management Company related to December 1998 through
December 2003 payroll and cost recovery fees at NTS/LFII.                                            2,368,156

Balance due to Lake Forest Disposal Systems related to lot sales through December 2003 at
NTS/LFII.                                                                                            1,005,425

Balances due to NTS Residential Management Company at Orlando Lake Forest Joint Venture:

   o   related to October 2003 through December 2003 payroll and November
       1998 through December 2003 cost recovery fees                            $   1,070,920

NTS Mortgage Income Fund 50% of Joint Venture                                                          535,460

                                                                                                 -------------
                                                                                                    11,059,562

Balance of Certificate of Deposit provided by NTS Financial Partnership to secure $9,000,000
Note Payable to a bank.                                                                              6,696,959
                                                                                                 -------------

TOTAL LIABILITY TO AFFILIATES                                                                   $   17,756,521
                                                                                                 =============

Item 14 — Principal Accountant Fees and Services

Independent Auditor Fee Information

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are approximately:

                                                  2003                2002
                                           ------------------  ------------------
Audit fees                                $           100,000 $            82,000
Audit-related fees                                        800                  --
Tax fees                                               22,000              12,000
All other fees                                             --                  --

Audit-related fees included accounting consultation.

PART IV

Item 15 — Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

1 — Consolidated Financial Statements

The consolidated financial statements for the NTS Mortgage Income Fund, Orlando Lake Forest Joint Venture and Guaranty Corporation for the years ended December 31, 2003 and 2002, along with the reports from Ernst & Young LLP dated March 26, 2004, and the consolidated financial statements for the year ended December 31, 2001, along with a copy of the report from Arthur Andersen LLP dated March 21, 2002, which has not been reissued, appear in Part II, Item 8. The following consolidated schedules should be read in conjunction with those consolidated financial statements.

2 — Consolidated Financial Statement Schedules

All schedules have been omitted because they are not applicable, are not required, or because the required information is included in the consolidated financial statements or notes thereto.

3 — Exhibits

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

c)  The following exhibits can be found on our website www.ntsdevelopment.com.

Exhibit No.	Description
14	Code of Ethics

d)  The following are additional exhibits filed with this Form 10-K Report.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4 — Reports on Form 8-K

We filed a Form 8-K on February 11, 2004, to inform shareholders of a mini-tender offer by CMG Partners, LLC to purchase their shares in NTS Mortgage Income Fund for $2.00 per share in cash. We also informed the shareholders that we recommended a rejection of the offer and provided reasons for our recommendation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS Mortgage Income Fund

(Registrant)

/s/ Brian F. Lavin

Brian F. Lavin
President and Director of the
Mortgage Income Fund

Date: April 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

/s/ J. D. Nichols	Date: April 9, 2004

J. D. Nichols,
Chairman of the Board of Directors

/s/ Gerald B. Brenzel	Date: April 9, 2004

Gerald B. Brenzel, Director

/s/ Robert M. Day	Date: April 9, 2004

Robert M. Day, Director

/s/ Gerald B. Thomas	Date: April 9, 2004

Gerald B. Thomas, Director

/s/ Robert A. Guimbarda	Date: April 9, 2004

Robert A. Guimbarda, Director

/s/ Gregory A. Wells	Date: April 9, 2004

Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation

The Fund will deliver to its shareholders an annual report containing the Fund's consolidated financial statements and proxy material.