Form 10-Q
period 2004-03-31
NTS MORTGAGE INCOME FUND
filed 2004-05-14
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]    No [   ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes [   ]    No [X]

As of March 31, 2004, the registrant had approximately 3,187,000 shares of common stock outstanding.

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	4

	Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003	6

	Notes to Consolidated Financial Statements	7-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II — OTHER INFORMATION

Items 1 - 6	28-29

Signatures	30

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

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our annual report on Form 10-K for the year ended December 31, 2003. Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements

NTS MORTGAGE INCOME FUND
CONSOLIDATED BALANCE SHEETS

                                                                      As of               As of
                                                                    March 31,         December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
                                                                   (UNAUDITED)
ASSETS
Cash and equivalents                                           $           659,114 $          889,675
Membership initiation fees and other accounts receivable, net of allowance of approximately $137,000 and $53,000,
  respectively                                                             563,863            698,663
Notes receivable                                                           716,586            761,061
Inventory                                                               33,939,580         34,704,677
Property and equipment, net of accumulated depreciation of
  approximately $1,196,000 and $1,140,000, respectively                  3,181,525          3,219,359
Investment in unconsolidated affiliate                                   1,998,424          1,918,415
Other assets                                                               316,354            239,167
                                                                ------------------  -----------------

     TOTAL ASSETS                                              $        41,375,446 $       42,431,017
                                                                ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                          $         2,813,476 $        2,488,824
Accounts payable - affiliates                                           10,623,500         10,524,103
Mortgages and notes payable                                              9,204,013         10,301,524
Other liabilities                                                          405,485            341,302
                                                                ------------------  -----------------

     TOTAL LIABILITIES                                                  23,046,474         23,655,753
                                                                ------------------  -----------------

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 6,000,000 shares
  authorized; 3,187,333 shares issued and outstanding                        3,187              3,187
Additional paid-in-capital                                              54,163,397         54,163,397
Accumulated deficit                                                    (35,837,612)       (35,391,320)
                                                                ------------------  -----------------

TOTAL STOCKHOLDERS' EQUITY                                              18,328,972         18,775,264
                                                                ------------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $        41,375,446 $       42,431,017
                                                                ==================  =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31,
                                                                -------------------------------------
                                                                       2004               2003
                                                                ------------------  -----------------
REVENUES
Lot sales, net of discounts                                    $         3,035,955 $        1,898,282
Cost of sales                                                           (2,498,122)        (1,496,545)
                                                                ------------------  -----------------

Gross profit                                                               537,833            401,737
                                                                ------------------  -----------------

Country Club revenue                                                       309,276            256,488
Interest income on cash equivalents and miscellaneous income                39,431             59,428
                                                                ------------------  -----------------

    TOTAL REVENUES                                                         886,540            717,653
                                                                ------------------  -----------------

EXPENSES
Selling, general and administrative - affiliates                           478,038            552,056
Selling, general and administrative                                        415,060            326,920
Interest expense                                                               168              7,323
Other taxes and licenses                                                     4,701             25,726
Depreciation and amortization expense                                       30,749             39,081
Country Club operations                                                    484,125            531,491
                                                                ------------------  -----------------

     TOTAL OPERATING EXPENSES                                            1,412,841          1,482,597
                                                                ------------------  -----------------

Loss before other income and federal income tax                           (526,301)          (764,944)
Income from investment in unconsolidated affiliate                          80,009             58,851
                                                                ------------------  -----------------

Loss before federal income tax                                            (446,292)          (706,093)

Federal income tax                                                              --                 --
                                                                ------------------  -----------------

Net loss                                                       $          (446,292)$         (706,093)
                                                                ==================  =================

Per share of common stock:
Net loss per share                                             $            (0.14) $           (0.22)
                                                                ==================  =================

Weighted average number of shares                                        3,187,333          3,187,333
                                                                ==================  =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Three Months Ended
                                                                                March 31,
                                                                  --------------------------------------
                                                                        2004                 2003
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $           (446,292)$           (706,093)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Depreciation and amortization expense                                    30,749               39,081
    Income from investment in unconsolidated affiliate                      (80,009)             (58,851)
    Changes in assets and liabilities:
      Membership initiation fees and other accounts receivable              134,800              376,210
      Notes receivable                                                       44,475              128,181
      Inventory                                                             832,308             (329,201)
      Accounts payable and accrued expenses                                 324,652               50,290
      Other liabilities                                                      64,183               73,117
      Other assets                                                         (119,168)             (80,825)
                                                                  -----------------    -----------------

Net cash provided by (used in) operating activities                         785,698             (508,091)
                                                                  -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                          (18,145)             (39,482)
                                                                  -----------------    -----------------

Net cash used in investing activities                                       (18,145)             (39,482)
                                                                  -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts payable -  affiliates                                               99,397              360,267
Proceeds from mortgages and notes payable                                 1,805,989            2,444,921
Payments on mortgages and notes payable                                  (2,903,500)          (2,316,644)
                                                                  -----------------    -----------------

Net cash (used in) provided by financing activities                        (998,114)             488,544
                                                                  -----------------    -----------------

Net decrease in cash and equivalents                                       (230,561)             (59,029)
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, beginning of period                                   889,675              813,009
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                            $            659,114 $            753,980
                                                                  =================    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS Mortgage Income Fund’s 2003 annual report on Form 10-K as filed with the Securities and Exchange Commission on April 9, 2004. In the opinion of the Fund’s management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months ended March 31, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to the Fund or its interests in its properties and joint venture.

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

NTS/VA is in the process of developing approximately 1,398 residential lots of land located in the Chancellor district of Spotsylvania County, Virginia, approximately 60 miles south of Washington D.C., into a single-family residential community (Fawn Lake) and has completed a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. Fawn Lake has amenities consisting of a 285 acre lake, clubhouse, pool, tennis courts and boat docks.

We also own a 50% interest in the Orlando Lake Forest Joint Venture (the “Joint Venture”). See Note 10 — Investment in Unconsolidated Affiliate for further information pertaining to the investment.

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

In December 2003, the FASB issued FIN No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The adoption of the provisions applicable to FIN 46 did not have any impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the March 31, 2003 consolidated statement of cash flow to conform to the presentation for 2004. These reclassifications had no effect on previously reported operating results.

Note 4 — Use of Estimates in the Preparation of Consolidated Financial Statements

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

Inventory consists of approximately the following as of March 31, 2004:

                                                  NTS/LFII           NTS/VA        Consolidated
                                               ---------------  ----------------  ---------------
Land held for future development,
  under development and completed lots        $      1,972,000 $      16,997,000 $     18,969,000

Country club (net of membership
  initiation fees)                                   3,187,000                --        3,187,000

Amenities                                              605,000        11,179,000       11,784,000
                                               ---------------  ----------------  ---------------

                                              $      5,764,000 $      28,176,000 $     33,940,000
                                               ===============  ================  ===============

Inventory consists of approximately the following as of December 31, 2003:

                                                  NTS/LFII           NTS/VA        Consolidated
                                               ---------------  ----------------  ---------------
Land held for future development,
  under development and completed lots        $      1,841,000 $      17,053,000 $     18,894,000

Country club (net of membership
  initiation fees)                                   3,455,000                --        3,455,000

Amenities                                              674,000        11,682,000       12,356,000
                                               ---------------  ----------------  ---------------

                                              $      5,970,000 $      28,735,000 $     34,705,000
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

We capitalized in inventory approximately $191,000 of interest and real estate taxes for the three months ended March 31, 2004. Interest and real estate taxes incurred during this period were approximately $199,000.

We capitalized in inventory approximately $230,000 of interest and real estate taxes for the three months ended March 31, 2003. Interest and real estate taxes incurred during this period were approximately $245,000.

Inventory as of March 31, 2004, includes approximately $11,452,000, net of approximately $8,265,000 of net country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

Inventory as of March 31, 2003, includes approximately $12,596,000, net of approximately $8,164,000 of net country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

Note 8 — Property and Equipment

The following schedule provides an analysis of our approximate investment in property and equipment on March 31, 2004 and December 31, 2003:

                                                              As of               As of
                                                            March 31,          December 31,
                                                               2004                2003
                                                        ------------------  ------------------
Land and buildings                                     $         3,298,000 $         3,287,000

Equipment                                                        1,080,000           1,072,000
                                                        ------------------  ------------------

                                                                 4,378,000           4,359,000

     Less accumulated depreciation                               1,196,000           1,140,000
                                                        ------------------  ------------------

                                                       $         3,182,000 $         3,219,000
                                                        ==================  ==================

Note 9 — Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. There were no impairment losses during any of the periods presented.

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

The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement. As of March 31, 2004 and December 31, 2003, our percentage interest was 50%, and our investment balance in the Joint Venture was approximately $1,998,000 and $1,918,000, respectively. Our share of the Joint Venture’s net income for the three months ended March 31, 2004 and 2003, was approximately $80,000 and $59,000, respectively.

Presented below are approximate condensed balance sheets for the Joint Venture as of March 31, 2004 and December 31, 2003, and approximate condensed statements of operations for the three months ended March 31, 2004 and 2003:

                                                           March 31,          December 31,
                                                              2004                2003
                                                       ------------------  ------------------
                                                                  (APPROXIMATELY)

Condensed Balance Sheets

Inventory                                             $         2,837,000 $         2,804,000
Other, net                                                      2,363,000           2,612,000
                                                       ------------------  ------------------

     Total assets                                     $         5,200,000 $         5,416,000
                                                       ==================  ==================

Mortgages and notes payable                                         1,000              11,000
Other liabilities                                               1,202,000           1,568,000
Equity                                                          3,997,000           3,837,000
                                                       ------------------  ------------------

     Total liabilities and equity                     $         5,200,000 $         5,416,000
                                                       ==================  ==================

                                                                 Three Months Ended
                                                                     March 31,
                                                       --------------------------------------
                                                              2004                2003
                                                       ------------------  ------------------
                                                                  (APPROXIMATELY)

Condensed Statements of Operations
Lot sales, net of discounts                           $         1,702,000 $         1,920,000
Cost of sales                                                  (1,182,000)         (1,396,000)
Other expenses, net                                              (360,000)           (406,000)
                                                       ------------------  ------------------

     Net income                                       $           160,000 $           118,000
                                                       ==================  ==================

Note 11 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                                    March 31,         December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
Mortgage loan payable to a bank in the amount of $18,000,000, bearing interest at the Prime Rate + 1.0%, payable monthly, due
December 31, 2007, secured by inventory of NTS/VA and
NTS/LFII, generally principal payments consist of approximately
91% of the Gross Receipts from lot sales, personally guaranteed by Mr. J.D. Nichols, Chairman of the Board of the Fund's
Sponsor, for 50% of the outstanding loan balance.              $         1,928,182 $        3,003,060

Note payable to a bank in the amount of $9,000,000, bearing
interest at 8.25%, payable monthly, due March 31, 2005, secured by a Certificate of Deposit owned by NTS Financial Partnership,
an affiliate of the Fund.                                                6,696,959          6,696,959

Warehouse line of credit agreement with a bank, bearing interest at the Prime Rate + .75% , due April 15, 2004, secured by notes receivable, principal payments consist of payments received from
notes receivable securing the obligation                                   421,391            433,581

Other                                                                      157,481            167,924
                                                                ------------------  -----------------

                                                               $         9,204,013 $       10,301,524
                                                                ==================  =================

As of March 31, 2004, we are in negotiations with a bank to refinance the warehouse line of credit agreement.

We anticipate seeking renewals or refinancing the debts coming due within the next twelve months with our existing creditors, however, there can be no assurances that we will be successful in doing so. The Prime Rate was 4.0% on March 31, 2004 and December 31, 2003.

The Fund has a loan agreement with a financial institution for a combined principal sum of up to $18,000,000. The loan is secured by the NTS/LFII and NTS/VA projects, a guarantee by the Fund for the full $18,000,000, and a personal guarantee by J.D. Nichols for 50% of the outstanding loan balance. The lender requires contracts on lots with gross proceeds exceeding 80% of a section’s development costs before advancing funds for a newly developed section at NTS/VA. On May 16, 2003, the loan was amended to remove the requirement that 50% of the Joint Venture’s net sales proceeds be applied against the outstanding balance and to include the payment to the lender of 90% of the gross initiation fees from Country Club memberships sold. The loan is a reducing revolver and the maximum amount outstanding at the end of each year shall be as follows:

             December 31, 2004                $        9,500,000
             December 31, 2005                $        9,000,000
             December 31, 2006                $        5,500,000
             December 31, 2007                $       10,000,000

Note 12 — Revenue Recognition

We recognize revenue and related costs from lot sales using the accrual method in accordance with accounting principles generally accepted in the United States, which is when payment has been received and title, possession and other attributes of ownership have been transferred to the buyer, and we are not obligated to perform significant activities after the sale. We generally require a minimum down payment of at least 10% of the sales price of the lot. The country club recognizes operating revenue as services are performed.

Note 13 — Related Party Transactions

As of March 31, 2004, the Sponsor or an affiliate owned approximately 353,000 shares of the Fund. The Fund has entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the property management agreements, we were charged the following amounts for the three months ended March 31, 2004 and 2003. These amounts are reflected in selling, general and administrative — affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements.

                                                                   Three Months Ended
                                                                        March 31,
                                                         ---------------------------------------
                                                               2004                  2003
                                                         -----------------    ------------------
Personnel related costs:
  Financing and accounting                            $             66,000  $             70,000
  Data processing                                                    7,000                15,000
  Human resources                                                   14,000                13,000
  Executive and administrative services                             31,000                39,000
  Construction management                                               --                39,000
  Sales and marketing                                              223,000               202,000
  Legal                                                             14,000                27,000
                                                         -----------------    ------------------

     Total personnel related costs                                 355,000               405,000
                                                         -----------------    ------------------

Marketing                                                               --                37,000

Rent                                                                 5,000                15,000

Other general and administrative                                        --                15,000
                                                         -----------------    ------------------

     Total expense reimbursements                     $            360,000  $            472,000
                                                         =================    ==================

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. Overhead recovery for the three months ended March 31, 2004 and 2003, was approximately $118,000 and $80,000, respectively. These amounts are classified with selling, general and administrative-affiliates in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $228,000 and $276,000 accrued to NTS Management or an affiliate during the three months ended March 31, 2004 and 2003, respectively, for Fawn Lake Country Club. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $12,000 and $10,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club for the three months ended March 31, 2004 and 2003.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders’ original capital contribution. As of March 31,

2004, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of March 31, 2004, no amount had been accrued as an incentive payment in our consolidated financial statements.

Advances and Notes Payable Affiliates

As of March 31, 2004, we owed approximately $10,624,000 to affiliates for fees and reimbursements, including $9,592,000 owed to NTS Development and NTS Management for salary and overhead reimbursements included in accounts payable and accrued expenses — affiliates.

NTS Development and NTS Management have agreed to defer, until March 31, 2005, amounts owed to them by us as of December 31, 2003 and those amounts accruing from January 1, 2004 through March 31, 2005, other than as permitted by our cash flows. There can be no assurances that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2005.

Note 14 — Country Club Accounting

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of the Fund’s intention to sell the Club as a single asset, SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” requires that the Club’s operations no longer be capitalized to inventory costs upon substantial completion. Instead, the Club’s results of operations have been included in the Fund’s statement of operations.

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three months ended March 31, 2004 and 2003:

                                                                 Three Months Ended
                                                                     March 31,
                                                       --------------------------------------
                                                              2004                2003
                                                       ------------------  ------------------
                                                                  (APPROXIMATELY)

Condensed Statements of Operations
Revenues
Operating revenue                                     $           309,000             256,000
                                                       ------------------  ------------------

     Total revenues                                               309,000             256,000

Expenses
Cost of goods sold                                                 57,000              44,000
Selling, general and administrative - affiliates                  240,000             312,000
Selling, general and administrative                               162,000             164,000
Depreciation                                                       25,000              11,000
                                                       ------------------  ------------------

     Total expenses                                               484,000             531,000
                                                       --------------------------------------

Net loss                                              $          (175,000)           (275,000)
                                                       ==================  ==================

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

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on its history of operating losses and its expectations for the future, that it is more likely than not that the net deferred tax assets on March 31, 2004 and December 31, 2003, will not be realized and have provided a valuation allowance for the net deferred tax assets. We have a federal net operating loss carryforward of approximately $23,800,000 expiring during various years beginning in 2012 and ending in 2023.

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

NTS/LFII and NTS/VA have various certificates of deposit and bonds outstanding to governmental agencies and utility companies totaling approximately $64,000 and $6,578,000 as of March 31, 2004. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

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

NTS/Lake Forest II Residential Corporation had a contingent liability of approximately $197,000 for the balance of the notes and leases transferred to the Lake Forest Country Club, Inc. on December 28, 2003.

Note 17 — Guaranties to the Fund

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to shareholders from all sources during our existence is at least equal to the original capital contributions attributable to our then outstanding shares. As of March 31, 2004, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements in Item 1 and the cautionary statements below.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. There were no impairment losses during any of the periods presented.

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” requires that the Club be reported separately from inventory on our balance sheets within property and equipment. The assets’ estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the March 31, 2004 and December 31, 2003, balance sheets as an asset held for use pursuant to SFAS No. 144 and is being depreciated according to our normal depreciation policy.

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

Income Tax

No benefit for income taxes was provided during 2004 or 2003 as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized based upon the guidance in SFAS No. 109. See Note 15 to our Consolidated Financial Statements.

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

In December 2003, the FASB issued FIN No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The adoption of the provisions applicable to FIN 46 did not have any impact on our consolidated financial statements.

Results of Operations

The following tables include our selected summarized operating data for the three months ended March 31, 2004 and 2003. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                               Three Months Ended March 31, 2004
                                            -----------------------------------------------------------------------
                                                     MIF            NTS/LFII          NTS/VA            Total
                                            -----------------------------------------------------------------------
Lot sales, net of discounts                   $              - $         801,000 $      2,235,000 $       3,036,000
Cost of sales                                               --          (705,000)      (1,793,000)       (2,498,000)
Country Club income                                         --                --          309,000           309,000
Interest and miscellaneous income                           --                --           39,000            39,000
Operating expenses                                     (87,000)         (176,000)        (634,000)         (897,000)
Country Club expenses                                       --                --         (484,000)         (484,000)
Depreciation and amortization                               --                --          (31,000)          (31,000)
Income from investment in
  unconsolidated affiliate                              80,000                --               --            80,000
Net loss                                                (7,000)          (80,000)        (359,000)         (446,000)

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
Income from investment in
  unconsolidated affiliate                              59,000                --               --            59,000
Net loss                                               (44,000)         (211,000)        (451,000)         (706,000)

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations and line items for which there was a material change between the three months ending March 31, 2004 and 2003.

Revenues

Revenue from lot sales increased to $3,036,000 in the three months ended March 31, 2004, from $1,898,000 in the comparable period in 2003. The increase of $1,138,000, or 60%, was the result of our selling 22 lots in the three months ending March 31, 2004, as compared with 15 lots in the comparable period in 2003. Additionally there was an increase in the average sales price, to $138,000 in the three months ended March 31, 2004 from $127,000 in the comparable period in 2003.

Cost of Sales

The increase in cost of sales to $2,498,000 in the three months ended March 31, 2004, from $1,496,000 in the comparable period in 2003. The increase of $1,002,000, or 67%, was due to the sale of more lots in 2004.

Presented below are the gross profit margins for the three months ended March 31, 2004 and 2003:

                                                      Three Months Ended
                                                           March 31,
                                               ---------------------------------
                                                    2004              2003
                                               ---------------  ----------------
NTS/LFII                                             12%              13%
NTS/VA                                               20%              25%

     Combined gross profit margins                   18%              21%

The decline in gross margin percentages for the three months ended March 31, 2004 as compared with the comparable period in 2003 is due to revised estimates of the ultimate sales values, development costs and absorption periods for both NTS/LFII and NTS/VA. As a result of the inherent economic volatility of residential real estate, we cannot be certain that the current estimated gross profit percentages will not be revised in the future.

We periodically review the value of land and inventories and determine whether any impairment charges are needed to reflect declines in value. We did not record any impairment charges during the periods ended March 31, 2004 and 2003. The estimated net realizable value of real estate inventories represents our best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

Beginning with April 1, 2001, the income and expenses of the Fawn Lake Country Club have been included in our statement of operations. This was the result of the substantial completion of the Club and the intention to sell the Club as a single asset. The net impact on the results of operations was a net operating deficit of approximately $175,000 and $275,000 for the three months ended March 31, 2004 and 2003, respectively.

Presented below is the condensed statement of operations for the Fawn Lake Country Club for the three months ended March 31, 2004 and 2003:

                                                                 Three Months Ended
                                                                     March 31,
                                                       --------------------------------------
                                                              2004                2003
                                                       ------------------  ------------------
Revenues
Operating revenue                                     $           309,000             256,000
                                                       ------------------  ------------------

     Total revenues                                               309,000             256,000

Expenses
Cost of goods sold                                                 57,000              44,000
Selling, general and administrative - affiliates                  240,000             312,000
Selling, general and administrative                               162,000             164,000
Depreciation                                                       25,000              11,000
                                                       ------------------  ------------------

     Total expenses                                               484,000             531,000
                                                       --------------------------------------

Net loss                                              $          (175,000)           (275,000)
                                                       ==================  ==================

Expenses

Selling, general and administrative – affiliates expenses were approximately $478,000 and $552,000, respectively for the three months ended March 31, 2004 and 2003. The decrease of $74,000, or 13%, was primarily a result of advertising and general and administrative expenses no longer being included in the expense recovery reimbursement, offset by an increase in the overhead recovery fee on cash receipts of approximately $38,000. The increase in the overhead recovery fee is a direct result of the cash receipts from increased lot sales, as compared to the same period in 2003.

Selling and administrative expenses – affiliates are for actual personnel, marketing and administrative costs as they relate to us, NTS/LFII and NTS/VA which were accrued to NTS Residential Management Company (“NTS Management”). In addition, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of the NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements.

Selling, general and administrative expenses were approximately $415,000 and $327,000, respectively for the three months ended March 31, 2004 and 2003. The increase of $88,000, or 27%, was primarily a result of an increase in legal fees and landscaping related to the clean up of storm damage at NTS/VA, for the three months ended March 31, 2004, compared to the same period in 2003.

Selling, general and administrative expenses include directors’ fees, legal, outside accounting, other investor related cost, repairs and maintenance cost. Selling, general and administrative expenses also include those costs incurred for marketing related activities.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries borrowings as well as in the capitalization percentage. For the three months ended March 31, 2004 and 2003, approximately $133,000 and $168,000, respectively, was capitalized in inventory and approximately $0 and $7,000, respectively, was expensed. The decrease in total interest is primarily due to the decrease in outstanding balances of loans.

No benefit or provision for income taxes was provided during the three months ended March 31, 2004 and 2003, as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized.

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

Under the terms of our development loan, we may draw up to $12,000,000. As of March 31, 2004, the loan balance was approximately $1,928,000. If the balance on the loan exceeds $9,500,000 as of December 31, 2004, the lender would be entitled, pursuant to provisions of the development loan, to take possession of the unsold lots and all other security pledged for this loan. Failure to generate sufficient proceeds from lot sales or the lack of further availability under the development loan may have a material adverse effect on our liquidity and capital resources.

The following table summarizes our sources/uses of cash flow for the three months ended March 31, 2004 and 2003, respectively:

                                                                     Three Months Ended
                                                                          March 31,
                                                           ---------------------------------------
                                                                  2004                 2003
                                                           ------------------   ------------------
Operating activities                                     $            785,698 $           (508,091)
Investing activities                                                  (18,145)             (39,482)
Financing activities                                                 (998,114)             488,544
                                                           ------------------   ------------------

Net decrease in cash and equivalents                     $           (230,561)$            (59,029)
                                                           ==================   ==================

Cash provided by operating activities was approximately $786,000 for the three months ended March 31, 2004. The primary components of the cash provided by operating activities were a decrease in inventory of approximately $832,000 and an increase in accounts payable of approximately

$325,000, which were partially offset by a net loss of approximately $446,000. The decrease in inventory is due to the liquidation of inventory by lot sales. The increase in accounts payable is due to amounts owed to vendors related to development activities.

Cash used in operating activities was approximately $508,000 for the three months ended March 31, 2003. The primary components of the cash used in operating activities were a net loss of approximately $706,000, which was partially offset by decreased initiation fees receivable of approximately $376,000, and an increase in accounts payable of approximately $50,000. The decrease in initiation fees receivable is due to the continued cash collections from members on financing plans.

Cash used for investing activities was approximately $18,000 for the three months ended March 31, 2004. The component of the use of cash for investing activities was capital additions primarily at NTS/VA golf operations.

Cash used for investing activities was approximately $39,000 for the three months ended March 31, 2003. The component of the use of cash for investing activities was capital additions, primarily at NTS/VA golf operations.

Cash used for financing activities was approximately $998,000 for the three months ended March 31, 2004. The primary component of the cash used in financing activities is net payments related to the development loans for NTS/LFII and NTS/VA projects of approximately $1,098,000 which was partially offset by the continued deferral of accounts payable to affiliates of approximately $99,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements.

Cash provided by financing activities was approximately $489,000 for the three months ended March 31, 2003. The components of the cash provided by financing activities were the continued deferral of accounts payable to affiliates of approximately $360,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements, along with additional net proceeds on notes payable relating to the development loans for NTS/LFII and NTS/VA projects of approximately $128,000.

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

The final liquidating distributions will be made after payment of all of our debts and obligations, including $10,623,500 currently deferred and owed to Affiliates of the Sponsor by us, our portion of the $26,415 (as of March 31, 2004 our portion is approximately $13,000) currently deferred and owed to Affiliates of the Sponsor by the Orlando Lake Forest Joint Venture, and the release of collateral provided by Affiliates of the Sponsor securing our loan from Provident Bank in the amount of $6,696,959. Based upon the preliminary analysis referred to above, we currently do not anticipate that the ultimate proceeds from future asset sales and final liquidation will be sufficient to return to shareholders an amount equal to original capital contributions attributable to then outstanding shares. Thus, we anticipate the guaranty provided by NTS Guaranty to be called upon in order to return original capital contributions attributable to the then outstanding shares.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. The Fund’s debt instruments bear interest at both variable and fixed rates as discussed in Note 11 of the Fund’s financial statements. For the three months ended March 31, 2004, a hypothetical 100 basis point increase in interest rates would result in an approximate $24,000 increase in interest expense and an approximate $64,000 decrease in the fair value of debt for the three months then ended. During the three months ended March 31, 2004, the majority of interest expense incurred was capitalized in inventory.

Item 4 — Controls and Procedures

The President of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company* (the equivalent of the Chief Financial Officer of the Company) have evaluated our disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the President of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company concluded that our disclosure controls and procedures were effective as of March 31, 2004. There were no material changes in our internal controls over financial reporting during the first quarter of 2004.

* NTS Development Company provides services to the Company under property management agreements as described in Part I — Note 13 Related Party Transactions.

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

d)  The following are additional exhibits filed with this Form 10-Q Report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS Mortgage Income Fund

/s/ Brian F. Lavin

Brian F. Lavin
President of NTS Mortgage Income Fund

Date: May 14, 2004