Form 10-Q
period 2004-09-30
NTS MORTGAGE INCOME FUND
filed 2004-11-15
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]    No [   ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]    No [X]

As of September 30, 2004, the registrant had approximately 3,187,000 shares of common stock outstanding.

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	4

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	6

	Notes to Consolidated Financial Statements	7-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II — OTHER INFORMATION

Items 1 - 6	30-31

Signatures	32

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

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements

NTS MORTGAGE INCOME FUND
CONSOLIDATED BALANCE SHEETS

                                                                      As of               As of
                                                                  September 30,       December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
                                                                   (UNAUDITED)
ASSETS
Cash and equivalents                                           $           942,547 $          889,675
Membership initiation fees and other accounts receivable, net of allowance of approximately $150,000 and $53,000,
  respectively                                                             557,060            698,663
Notes receivable                                                           562,789            761,061
Inventory                                                               30,257,925         34,704,677
Property and equipment, net of accumulated depreciation of
  approximately $1,308,000 and $1,140,000, respectively                  3,208,923          3,219,359
Investment in unconsolidated affiliate                                   2,176,301          1,918,415
Other assets                                                               254,722            239,167
                                                                ------------------  -----------------

     TOTAL ASSETS                                              $        37,960,267 $       42,431,017
                                                                ==================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                          $         1,811,002 $        2,488,824
Accounts payable - affiliates                                           12,238,449         10,524,103
Mortgages and notes payable                                              5,855,467         10,301,524
Other liabilities                                                          428,533            341,302
                                                                ------------------  -----------------

     TOTAL LIABILITIES                                                  20,333,451         23,655,753
                                                                ------------------  -----------------

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 6,000,000 shares
  authorized; 3,187,333 shares issued and outstanding                        3,187              3,187
Additional paid-in-capital                                              54,163,397         54,163,397
Accumulated deficit                                                    (36,539,768)       (35,391,320)
                                                                ------------------  -----------------

TOTAL STOCKHOLDERS' EQUITY                                              17,626,816         18,775,264
                                                                ------------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $        37,960,267 $       42,431,017
                                                                ==================  =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
REVENUES
Lot sales, net of discounts                           $     2,945,336 $    3,886,247 $   11,747,070 $     7,646,092
Cost of sales                                               2,399,498      3,178,699      9,596,592       6,269,694
                                                       --------------  -------------  -------------  --------------

Gross profit                                                  545,838        707,548      2,150,478       1,376,398
                                                       --------------  -------------  -------------  --------------

Country Club revenue                                          510,074        406,564      1,262,450       1,083,504
Interest income on cash equivalents and
  miscellaneous income                                         10,756         25,209         58,377         100,503
                                                       --------------  -------------  -------------  --------------

    TOTAL REVENUES, NET                                     1,066,668      1,139,321      3,471,305       2,560,405
                                                       --------------  -------------  -------------  --------------

EXPENSES
Selling, general and administrative - affiliates              394,582        537,212      1,496,915       1,552,552
Selling, general and administrative                           429,885        321,447      1,260,128       1,091,496
Interest expense                                                   69          6,527            357          31,460
Other taxes and licenses                                       34,035         12,391         71,529          38,092
Depreciation and amortization expense                          26,725         37,992         86,387         116,417
Country Club operations                                       802,809        717,876      1,962,323       1,900,807
                                                       --------------  -------------  -------------  --------------

     TOTAL OPERATING EXPENSES                               1,688,105      1,633,445      4,877,639       4,730,824
                                                       --------------  -------------  -------------  --------------

Loss before other income and federal income tax              (621,437)      (494,124)    (1,406,334)     (2,170,419)
(Loss) income from investment in unconsolidated
  affiliate                                                   (12,477)       100,143        257,886         187,663
                                                       --------------  -------------  -------------  --------------

Loss before federal income tax                               (633,914)      (393,981)    (1,148,448)     (1,982,756)

Federal income tax                                                 --             --             --              --
                                                       --------------  -------------  -------------  --------------

Net loss                                              $      (633,914)$     (393,981)$   (1,148,448)$    (1,982,756)
                                                       ==============  =============  =============  ==============

Per share of common stock:
Net loss per share                                    $        (0.20) $       (0.12) $       (0.36) $        (0.62)
                                                       ==============  =============  =============  ==============

Weighted average number of shares                           3,187,333      3,187,333      3,187,333       3,187,333
                                                       ==============  =============  =============  ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                  --------------------------------------
                                                                        2004                 2003
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $         (1,148,448)$         (1,982,756)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Depreciation and amortization expense                                    86,387              116,417
    Income from investment in unconsolidated affiliate                     (257,886)            (187,663)
    Changes in assets and liabilities:
      Membership initiation fees and other accounts receivable              141,603              314,574
      Notes receivable                                                      198,272              211,762
      Inventory                                                           4,594,191             (104,915)
      Accounts payable and accrued expenses                                (677,822)              (7,224)
      Other liabilities                                                      87,231               35,500
      Other assets                                                          (81,315)             (94,674)
                                                                  -----------------    -----------------

Net cash provided by (used in) operating activities                       2,942,213           (1,698,979)
                                                                  -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                         (157,630)            (317,770)
                                                                  -----------------    -----------------

Net cash used in investing activities                                      (157,630)            (317,770)
                                                                  -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts payable -  affiliates                                            1,714,346            1,226,138
Proceeds from mortgages and notes payable                                 8,932,249           10,269,316
Payments on mortgages and notes payable                                 (13,378,306)          (9,148,970)
                                                                  -----------------    -----------------

Net cash (used in) provided by financing activities                      (2,731,711)           2,346,484
                                                                  -----------------    -----------------

Net increase in cash and equivalents                                         52,872              329,735
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, beginning of period                                   889,675              813,009
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                            $            942,547 $          1,142,744
                                                                  =================    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS Mortgage Income Fund’s 2003 annual report on Form 10-K as filed with the Securities and Exchange Commission on April 9, 2004. In the opinion of the Fund’s management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and nine months ended September 30, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to the Fund or its interests in its properties and joint venture.

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

NTS/LFII is in the process of developing approximately 1,109 residential lots of land located in Louisville, Kentucky into a single-family residential community (Lake Forest). Lake Forest has amenities consisting of a clubhouse, pools, tennis courts, recreation fields, several lakes and a country club with a championship golf course.

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

Reclassifications

Certain reclassifications have been made to the September 30, 2003 consolidated statement of cash flows to conform to the presentation for 2004. These reclassifications had no effect on previously reported operating results.

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

Inventory consists of approximately the following as of September 30, 2004:

                                                  NTS/LFII           NTS/VA          Consolidated
                                               ---------------  ----------------  ---------------
Land held for future development,
  under development and completed lots        $      1,732,000 $      16,647,000 $     18,379,000

Country club (net of $9,131,000
membership initiation fees)                          1,609,000                --        1,609,000

Amenities                                              396,000         9,874,000       10,270,000
                                               ---------------  ----------------  ---------------

                                              $      3,737,000 $      26,521,000 $     30,258,000
                                               ===============  ================  ===============

   Items capitalized to inventory for the
   nine months ended September 30, 2004

Capitalized interest                          $          3,000 $         310,000 $        313,000
                                               ===============  ================  ===============

Capitalized property taxes                    $          9,000 $          95,000 $        104,000
                                               ===============  ================  ===============

Inventory consists of approximately the following as of December 31, 2003:

                                                  NTS/LFII           NTS/VA          Consolidated
                                               ---------------  ----------------  ---------------
Land held for future development,
  under development and completed lots        $      1,841,000 $      17,053,000 $     18,894,000

Country club (net of $8,230,000
  membership initiation fees)                        3,455,000                --        3,455,000

Amenities                                              674,000        11,682,000       12,356,000
                                               ---------------  ----------------  ---------------

                                              $      5,970,000 $      28,735,000 $     34,705,000
                                               ===============  ================  ===============

   Items capitalized to inventory in 2003

Capitalized interest                          $         70,000 $         663,000 $        733,000
                                               ===============  ================  ===============

Capitalized property taxes                    $         12,000 $         222,000 $        234,000
                                               ===============  ================  ===============

Pursuant to the Membership Marketing Agreement, dated June 7, 2004, between NTS/LFII and the Lake Forest Country Club, NTS/LFII is to receive 50% of initiation fees from the initial issuance of the remaining initial memberships to the Country Club. As long as the agreement is in effect, we expect that we will not incur any marketing or selling expenses related to issuance of initial memberships. We are not responsible for any refund related to any issued memberships. On December 28, 2003, the Lake Forest Country Club ownership and operations were turned over to its members.

Note 8 — Property and Equipment

The following schedule provides an analysis of our approximate investment in property and equipment on September 30, 2004 and December 31, 2003:

                                                              As of               As of
                                                          September 30,        December 31,
                                                               2004                2003
                                                        ------------------  ------------------
Land and buildings                                     $         3,313,000 $         3,287,000

Equipment                                                        1,204,000           1,072,000
                                                        ------------------  ------------------

                                                                 4,517,000           4,359,000

     Less accumulated depreciation                               1,308,000           1,140,000
                                                        ------------------  ------------------

                                                       $         3,209,000 $         3,219,000
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

The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement. As of September 30, 2004 and December 31, 2003, our percentage interest was 50%, and our investment balance in the Joint Venture was approximately $2,176,000 and $1,918,000, respectively. Our share of the Joint Venture’s net (loss) income for the three and nine months ended September 30, 2004, was approximately $(12,000) and $258,000, respectively.

Presented below are approximate condensed balance sheets for the Joint Venture as of September 30, 2004 and December 31, 2003, and approximate condensed statements of operations for the three and nine months ended September 30, 2004 and 2003:

                                                         September 30,        December 31,
                                                              2004                2003
                                                       ------------------  ------------------
                                                          (UNAUDITED)
Condensed Balance Sheets
Inventory                                             $         3,132,000 $         2,804,000
Other, net                                                      1,897,000           2,612,000
                                                       ------------------  ------------------

     Total assets                                     $         5,029,000 $         5,416,000
                                                       ==================  ==================

Mortgages and notes payable                                            --              11,000
Other liabilities                                                 676,000           1,568,000
Equity                                                          4,353,000           3,837,000
                                                       ------------------  ------------------

     Total liabilities and equity                     $         5,029,000 $         5,416,000
                                                       ==================  ==================

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
                                                                (UNAUDITED)                    (UNAUDITED)
                                                       --------------  -------------  -------------  --------------
Condensed Statements of Operations
Lot sales, net of discounts                           $       605,000 $    1,656,000 $    4,890,000 $     5,287,000
Cost of sales                                                (422,000)    (1,210,000)    (3,421,000)     (3,873,000)
Other expenses, net                                          (208,000)      (246,000)      (953,000)     (1,039,000)
                                                       --------------  -------------  -------------  --------------

     Net (loss) income                                $       (25,000)$      200,000 $      516,000 $       375,000
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
NTS/LFII, generally principal payments consist of approximately
91% of the Gross Receipts from lot sales, personally guaranteed by Mr. J.D. Nichols, Chairman of the Board of the Fund's
Sponsor, for 50% of the outstanding loan balance.              $           882,953 $        3,003,060

Note payable to a bank in the amount of $9,000,000, bearing
interest at 8.25%, payable monthly, due March 31, 2005, secured by a Certificate of Deposit owned by NTS Financial Partnership,
an affiliate of the Fund.                                                4,535,915          6,696,959

Warehouse line of credit agreement with a bank, bearing interest at the Prime Rate + .75% , due June 15, 2005, secured by notes receivable, principal payments consist of payments received from
notes receivable securing the obligation                                   300,466            433,581

Other                                                                      136,133            167,924
                                                                ------------------  -----------------

                                                               $         5,855,467 $       10,301,524
                                                                ==================  =================

We anticipate seeking renewals or refinancing the debts coming due within the next twelve months with our existing creditors, however, there can be no assurances that we will be successful in doing so. The Prime Rate was 4.75% on September 30, 2004 and 4.00% on December 31, 2003.

The Fund’s mortgage loan is secured by the NTS/LFII and NTS/VA projects, a guarantee by the Fund for the full $18,000,000 face amount, and a personal guarantee by J.D. Nichols for 50% of the outstanding loan balance. The lender requires contracts on lots with gross proceeds exceeding 80% of a section’s development costs before advancing funds for a newly developed section at NTS/VA. On May 16, 2003, the loan was amended to remove the requirement that 50% of the Joint Venture’s net sales proceeds be applied against the outstanding balance and to include the payment to the lender of 90% of the gross initiation fees from Country Club memberships sold. The loan is a reducing revolver. The maximum amount outstanding at the end of each year is limited as follows:

             Currently                        $       12,000,000
             December 31, 2004                $        9,500,000
             December 31, 2005                $        9,000,000
             December 31, 2006                $        5,500,000
             December 31, 2007                $        1,000,000

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

Note 13 — Related Party Transactions

As of September 30, 2004, the Sponsor or an affiliate owned approximately 381,000 shares of the Fund. The Fund has entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

Property Management Agreements

The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Management under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the “Management Agreements”). NTS Management is a wholly-owned subsidiary of NTS Development Company (“NTS Development”). NTS Development is a wholly-owned subsidiary of the Fund’s Sponsor. The Management Agreements have been renewed through December 31, 2008. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, will be entitled to an overhead recovery, and will accrue an incentive payment payable as provided therein.

These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the property management agreements, we were charged the following amounts for the three and nine months ended September 30, 2004 and 2003. These amounts are reflected in selling, general and administrative — affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements.

                                                               Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
                                                         ------------------------------   ------------------------------
                                                             2004             2003             2004            2003
                                                         -------------    -------------   --------------   -------------
Personnel related costs:
  Financing and accounting                            $         65,000 $         64,000 $        202,000 $       206,000
  Data processing                                                7,000           13,000           22,000          41,000
  Human resources                                               14,000           13,000           40,000          38,000
  Executive and administrative services                         34,000           32,000          102,000         115,000
  Construction management                                           --            2,000               --          49,000
  Sales and marketing                                          137,000          202,000          617,000         593,000
  Legal                                                         14,000           27,000           42,000          75,000
                                                         -------------    -------------   --------------   -------------

     Total personnel related costs                             271,000          353,000        1,025,000       1,117,000
                                                         -------------    -------------   --------------   -------------

Marketing                                                           --            5,000               --          48,000

Rent                                                             5,000           13,000           16,000          42,000

Other general and administrative                                    --           15,000               --          39,000
                                                         -------------    -------------   --------------   -------------

     Total expense reimbursements                     $        276,000 $        386,000 $      1,041,000 $     1,246,000
                                                         =============    =============   ==============   =============

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. Overhead recovery for the three and nine months ended September 30, 2004, was approximately $119,000 and $457,000, respectively. Overhead recovery for the three and nine months ended September 30, 2003, was approximately $151,000 and $307,000, respectively. These amounts are classified with selling, general and administrative-affiliates in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $891,000 and $996,000 accrued to NTS Management or an affiliate during the nine months ended September 30, 2004 and 2003, respectively, for Fawn Lake Country Club. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $47,000 and $40,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club for the nine months ended September 30, 2004 and 2003.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders’ original capital contribution. As of September 30,

2004, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of September 30, 2004, no amount had been accrued as an incentive payment in our consolidated financial statements.

Advances and Notes Payable Affiliates

As of September 30, 2004, we owed approximately $12,238,000 to affiliates for fees and reimbursements, including $11,151,000 owed to NTS Development and NTS Management for salary and overhead reimbursements included in accounts payable and accrued expenses — affiliates.

NTS Development and NTS Management have agreed to defer, until March 31, 2005, amounts owed to them by us as of December 31, 2003 and those amounts accruing from January 1, 2004 through March 31, 2005, other than as permitted by our cash flows. There can be no assurances that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2005.

Note 14 — Country Club Accounting

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of the Fund’s intention to sell the Club as a single asset, SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” requires that the Club’s operations, other than member initiation fees, no longer be capitalized to inventory costs upon substantial completion. Instead, the Club’s results of operations have been included in the Fund’s statement of operations.

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the nine months ended September 30, 2004 and 2003:

                                                                 Nine Months Ended
                                                                   September 30,
                                                       --------------------------------------
                                                              2004                2003
                                                       ------------------  ------------------
                                                                    (UNAUDITED)
                                                       ------------------  ------------------
Condensed Statements of Operations
Revenues
Operating revenue                                     $         1,262,000 $         1,084,000
                                                       ------------------  ------------------

     Total revenues                                             1,262,000           1,084,000

Expenses
Cost of goods sold                                                267,000             227,000
Selling, general and administrative - affiliates                  938,000           1,036,000
Selling, general and administrative                               667,000             584,000
Depreciation                                                       90,000              54,000
                                                       ------------------  ------------------

     Total expenses                                             1,962,000           1,901,000
                                                       ------------------  ------------------

Net loss                                              $          (700,000)$          (817,000)
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

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on its history of operating losses and its expectations for the future, that it is more likely than not that the net deferred tax assets on September 30, 2004 and December 31, 2003, will not be realized and have provided a valuation allowance for the net deferred tax assets. We have a federal net operating loss carryforward of approximately $23,800,000 expiring during various years beginning in 2012 and ending in 2023.

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

NTS/LFII and NTS/VA have various certificates of deposit and bonds outstanding to governmental agencies and utility companies totaling approximately $1,334,000 and $5,889,000 as of September 30, 2004. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

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

Note 17 — Guaranties to the Fund

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to shareholders from all sources during our existence is at least equal to the original capital contributions attributable to our then outstanding shares. As of September 30, 2004, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

Any liability of the Guarantor under the guaranty is expressly limited to its assets. The Guarantor holds a $10 million demand note receivable from Mr. J.D. Nichols, Chairman of the Board of Directors of the Sponsor. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty. The Guarantor may in the future guarantee obligations of other third parties including guaranties of obligations owed by our affiliates to other entities.

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

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” requires that the Club be reported separately from inventory on our balance sheets within property and equipment. The assets’ estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the September 30, 2004 and December 31, 2003, balance sheets as an asset held for use pursuant to SFAS No. 144 and is being depreciated according to our normal depreciation policy.

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

Results of Operations

The following tables include our selected summarized operating data for the three and nine months ended September 30, 2004 and 2003. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                             Three Months Ended September 30, 2004
                                            -----------------------------------------------------------------------
                                                     MIF            NTS/LFII          NTS/VA            Total
                                            -----------------------------------------------------------------------
Lot sales, net of discounts                   $             -- $         910,000 $      2,035,000 $       2,945,000
Cost of sales                                               --          (803,000)      (1,596,000)       (2,399,000)
Country Club income                                         --                --          510,000           510,000
Interest and miscellaneous income                           --             1,000           10,000            11,000
Operating expenses                                    (105,000)         (167,000)        (587,000)         (859,000)
Country Club expenses                                       --                --         (803,000)         (803,000)
Depreciation and amortization                               --                --          (27,000)          (27,000)
Loss from investment in
  unconsolidated affiliate                             (12,000)               --               --           (12,000)
                                               ---------------  ----------------  ---------------  ----------------
Net loss                                              (117,000)          (59,000)        (458,000)         (634,000)
                                               ===============  ================  ===============  ================

                                                             Three Months Ended September 30, 2003
                                            -----------------------------------------------------------------------
                                                     MIF            NTS/LFII          NTS/VA            Total
                                            -----------------------------------------------------------------------
Lot sales, net of discounts                   $             -- $       1,216,000 $      2,670,000 $       3,886,000
Cost of sales                                               --        (1,038,000)      (2,141,000)       (3,179,000)
Country Club income                                         --                --          407,000           407,000
Interest and miscellaneous income                           --                --           25,000            25,000
Operating expenses                                    (101,000)         (225,000)        (544,000)         (870,000)
Country Club expenses                                       --                --         (718,000)         (718,000)
Interest expense                                            --                --           (7,000)           (7,000)
Depreciation and amortization                               --            (1,000)         (37,000)          (38,000)
Income from investment in
  unconsolidated affiliate                             100,000                --               --           100,000
                                               ---------------  ----------------  ---------------  ----------------
Net loss                                                (1,000)          (48,000)        (345,000)         (394,000)
                                               ===============  ================  ===============  ================

                                                             Nine Months Ended September 30, 2004
                                            -----------------------------------------------------------------------
                                                     MIF            NTS/LFII          NTS/VA            Total
                                            -----------------------------------------------------------------------
Lot sales, net of discounts                   $             -- $       3,035,000 $      8,712,000 $      11,747,000
Cost of sales                                               --        (2,674,000)      (6,923,000)       (9,597,000)
Country Club income                                         --                --        1,262,000         1,262,000
Interest and miscellaneous income                        3,000             1,000           54,000            58,000
Operating expenses                                    (333,000)         (577,000)      (1,918,000)       (2,828,000)
Country Club expenses                                       --                --       (1,962,000)       (1,962,000)
Depreciation and amortization                               --                --          (86,000)          (86,000)
Income from investment in
  unconsolidated affiliate                             258,000                --               --           258,000
                                               ---------------  ----------------  ---------------  ----------------
Net loss                                               (72,000)         (215,000)        (861,000)       (1,148,000)
                                               ===============  ================  ===============  ================

                                                             Nine Months Ended September 30, 2003
                                            -----------------------------------------------------------------------
                                                     MIF            NTS/LFII          NTS/VA            Total
                                            -----------------------------------------------------------------------
Lot sales, net of discounts                   $             -- $       2,778,000 $      4,868,000 $       7,646,000
Cost of sales                                               --        (2,396,000)      (3,874,000)       (6,270,000)
Country Club income                                         --                --        1,084,000         1,084,000
Interest and miscellaneous income                           --             9,000           92,000           101,000
Operating expenses                                    (333,000)         (779,000)      (1,572,000)       (2,684,000)
Country Club expenses                                       --                --       (1,901,000)       (1,901,000)
Interest expense                                            --                --          (31,000)          (31,000)
Depreciation and amortization                               --            (2,000)        (114,000)         (116,000)
Income from investment in
  unconsolidated affiliate                             188,000                --               --           188,000
                                               ---------------  ----------------  ---------------  ----------------
Net loss                                              (145,000)         (390,000)      (1,448,000)       (1,983,000)
                                               ===============  ================  ===============  ================

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations and line items for which there was a material change between the three and nine months ending September 30, 2004 and 2003.

Revenues

Revenue from lot sales decreased to approximately $2,945,000 in the three months ended September 30, 2004, from $3,886,000 in the comparable period in 2003. The decrease of approximately $941,000, or 24%, was the result of our selling 24 lots in the three months ending September 30, 2004, as compared with 31 lots in the comparable period in 2003. Additionally there was a decrease in the average sales price, to $123,000 in the three months ended September 30, 2004 from $125,000 in the comparable period in 2003.

Revenue from lot sales increased to approximately $11,747,000 in the nine months ended September 30, 2004, from $7,646,000 in the comparable period in 2003. The increase of approximately $4,101,000, or 54%, was the result of our selling 83 lots in the nine months ending September 30, 2004, as compared with the 62 in the comparable period in 2003. Additionally there was an increase in the average sales price, to $142,000 in the nine months ended September 30, 2004 from $123,000 in the comparable period in 2003.

Cost of Sales

The decrease in cost of sales to approximately $2,399,000 in the three months ended September 30, 2004, from $3,179,000 in the comparable period in 2003. The decrease of approximately $780,000, or 24%, was due to the sale of 7 or 23% fewer lots in 2004.

The increase in cost of sales to approximately $9,597,000 in the nine months ended September 30, 2004, from $6,270,000 in the comparable period in 2003. The increase of approximately $3,327,000,or 53%, was due to the sale of 21 or 34% more lots in 2004.

Presented below are the gross profit margins for the three and nine months ended September 30, 2004 and 2003:

                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                               ---------------------------------  ---------------------------------
                                                    2004              2003             2004              2003
                                               ---------------  ----------------  ---------------  ----------------
NTS/LFII                                             12%              15%               12%              14%
NTS/VA                                               22%              20%               21%              20%

     Combined gross profit margins                   19%              18%               18%              18%

The change in gross profit margin percentages for the nine months ended September 30, 2004 as compared with the comparable period in 2003 is due to revised estimates of the ultimate sales values, development costs and absorption periods for both NTS/LFII and NTS/VA. As a result of the inherent economic volatility of residential real estate, we cannot be certain that the current estimated gross profit percentages will not be revised in the future.

We periodically review the value of land and inventories and determine whether any impairment charges are needed to reflect declines in value. We did not record any impairment charges during the periods ended September 30, 2004 and 2003. The estimated net realizable value of real estate inventories represents our best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

Beginning with April 1, 2001, the income and expenses of the Fawn Lake Country Club have been included in our statement of operations. This was the result of the substantial completion of the Club and the intention to sell the Club as a single asset.

Presented below is the condensed statement of operations for the Fawn Lake Country Club for the nine months ended September 30, 2004 and 2003:

                                                             Nine Months Ended
                                                               September 30,
                                                       -----------------------------
                                                            2004           2003
                                                       --------------  -------------
Revenues
Operating revenue                                     $     1,262,000 $    1,084,000
                                                       --------------  -------------

     Total revenues                                         1,262,000      1,084,000

Expenses
Cost of goods sold                                            267,000        227,000
Selling, general and administrative - affiliates              938,000      1,036,000
Selling, general and administrative                           667,000        584,000
Depreciation                                                   90,000         54,000
                                                       --------------  -------------

     Total expenses                                         1,962,000      1,901,000
                                                       --------------  -------------

Net loss                                              $      (700,000)$     (817,000)
                                                       ==============  =============

Expenses

Selling, general and administrative – affiliates expenses were approximately $395,000 and $537,000, respectively for the three months ended September 30, 2004 and 2003. The decrease of $142,000, or 26%, was primarily a result of a decrease in salaries and commissions of approximately $102,000. The decrease in salaries and commissions is a direct result of the decreased lot sales, as compared to the same period in 2003.

Selling, general and administrative — affiliates expenses were approximately $1,497,000 and $1,553,000, respectively for the nine months ended September 30, 2004 and 2003. The decrease of $56,000, or 4%, was primarily a result of a decrease in rent, advertising and general administrative expenses of $112,000 previously paid to affiliates which are now being paid direct to third-party vendors, offset by an increase in salaries and commissions of $64,000.

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

Selling, general and administrative expenses were approximately $430,000 and $321,000, respectively for the three months ended September 30, 2004 and 2003. The increase of $109,000, or 34%, was primarily a result of an increase in advertising and marketing for the three months ended September 30, 2004, compared to the same period in 2003.

Selling, general and administrative expenses were approximately $1,260,000 and $1,091,000, respectively for the nine months ended September 30, 2004 and 2003. The increase of $169,000, or 15%, was primarily a result of an increase in legal fees and advertising and marketing for the nine months ended September 30, 2004, compared to the same period in 2003.

Selling, general and administrative expenses include directors’ fees, legal, outside accounting, other investor related cost, repairs and maintenance cost. Selling, general and administrative expenses also include those costs incurred for marketing related activities.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries borrowings as well as in the capitalization percentage. For the nine months ended September 30, 2004 and 2003, approximately $313,000 and $721,000, respectively, was capitalized in inventory and approximately $0 and $31,000, respectively, was expensed. The decrease in total interest is primarily due to the decrease in outstanding balances of loans.

No benefit or provision for income taxes was provided during the three and nine months ended September 30, 2004 and 2003, as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized.

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

Our development loan, is currently limited to a balance of $12,000,000. As of September 30, 2004, the loan balance was approximately $883,000. If the balance on the loan exceeds $9,500,000 as of December 31, 2004, the lender would be entitled, pursuant to provisions of the development loan, to take possession of the unsold lots and all other security pledged for this loan. Failure to generate sufficient proceeds from lot sales or the lack of further availability under the development loan may have a material adverse effect on our liquidity and capital resources.

The following table summarizes our sources/uses of cash flow for the nine months ended September 30, 2004 and 2003, respectively:

                                                                      Nine Months Ended
                                                                        September 30,
                                                           ---------------------------------------
                                                                  2004                 2003
                                                           ------------------   ------------------
                                                                         (UNAUDITED)
                                                           ------------------   ------------------

Operating activities                                     $          2,942,213 $         (1,698,979)
Investing activities                                                 (157,630)            (317,770)
Financing activities                                               (2,731,711)           2,346,484
                                                           ------------------   ------------------

Net increase  in cash and equivalents                    $             52,872 $            329,735
                                                           ==================   ==================

Cash provided by operating activities was approximately $2,942,000 for the nine months ended September 30, 2004. The primary components of the cash provided by operating activities were a decrease in inventory of approximately $4,594,000, a decrease in accounts payable of approximately $678,000 and a net loss of approximately $1,148,000. The decrease in inventory is due to the liquidation of inventory by lot sales.

Cash used in operating activities was approximately $1,699,000 for the nine months ended September 30, 2003. The primary components of the cash used in operating activities were a net loss of approximately $1,983,000 and an increase in inventory of approximately $105,000, which were partially offset by a decrease in initiation fees receivable of approximately $315,000, and notes receivable of approximately $212,000. The decrease in initiation fees receivable is due to the continued cash collections from members on financing plans.

Cash used for investing activities was approximately $158,000 for the nine months ended September 30, 2004. The component of the use of cash for investing activities was capital additions primarily at NTS/VA golf operations.

Cash used for investing activities was approximately $318,000 for the nine months ended September 30, 2003. The component of the use of cash for investing activities was capital additions, primarily at NTS/VA golf operations.

Cash used for financing activities was approximately $2,732,000 for the nine months ended September 30, 2004. The primary component of the cash used in financing activities is net payments related to the development loans for NTS/LFII and NTS/VA projects of approximately $4,446,000 which was partially offset by the continued deferral of accounts payable to affiliates of approximately $1,714,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements.

Cash provided by financing activities was approximately $2,346,000 for the nine months ended September 30, 2003. The components of the cash provided by financing activities were the continued deferral of accounts payable to affiliates of approximately $1,226,000 which is owed to NTS

Development Company and NTS Residential Management Company for salary and overhead reimbursements, along with additional net proceeds on notes payable relating to the development loans for NTS/LFII and NTS/VA projects of approximately $1,120,000.

Future Liquidity

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

In the next twelve months, we expect to use approximately $7,000,000 to $11,000,000 of our cash for development costs. We expect future lot sales and borrowings secured by our properties to be the source of this cash. The projected development costs assume demand for lots to continue at the current rate and that weather patterns are near normal for the following twelve months.

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

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we complete our liquidation and dissolve, the total distributions we have made to shareholders from all sources during our existence will be at least equal to the original capital contributions attributable to our then outstanding shares. This guaranty is expressly limited as discussed below. As of December 31, 2003, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

In connection with our ongoing review of the status of our properties and progress to liquidation, we have undertaken a preliminary analysis as to the approximate total distributions which we anticipate making to our shareholders through dissolution. As final liquidating distributions are not likely for 5-7 years, these estimates may change significantly prior to dissolution.

The final liquidating distributions will be made after payment of all of our debts and obligations, including approximately $12,238,000 currently deferred and owed to Affiliates of the Sponsor by us, our portion of the $15,505 (as of September 30, 2004 our portion is approximately $8,000) currently deferred and owed to Affiliates of the Sponsor by the Orlando Lake Forest Joint Venture, and the release of collateral provided by Affiliates of the Sponsor securing our loan from Provident Bank in the amount of $4,535,915. Based upon the preliminary analysis referred to above, we currently do not anticipate that the ultimate proceeds from future asset sales and final liquidation will be sufficient to return to shareholders an amount equal to original capital contributions attributable to then outstanding shares. Thus, we anticipate the guaranty provided by NTS Guaranty to be called upon in order to return original capital contributions attributable to the then outstanding shares.

Any liability of the Guarantor under the guaranty is expressly limited to its assets. The Guarantor holds a $10 million demand note receivable from Mr. J.D. Nichols, Chairman of the Board of Directors of the Sponsor. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty. The Guarantor may in the future guarantee obligations of other third parties, including guaranties of obligations owed by our affiliates to other entities. Based on the preliminary analysis referred to above and the $10,000,000 to be provided for by the Guarantor, the remaining amount projected to be distributed to shareholders appears to be sufficient to meet the return of capital guaranty to shareholders. The amount available for distribution to our shareholders, however, cannot be estimated with any certainty given that final distributions are not likely for 5-7 years. This estimate may change significantly prior to dissolution.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. The Fund’s debt instruments bear interest at both variable and fixed rates as discussed in Note 11 of the Fund’s financial statements. For the nine months ended September 30, 2004, a hypothetical 100 basis point increase in interest rates would result in an approximate $59,000 increase in interest expense and an approximate $44,000 decrease in the fair value of debt for the three months then ended. During the nine months ended September 30, 2004, the majority of interest expense incurred was capitalized in inventory.

Item 4 — Controls and Procedures

The President of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company * (the equivalent of the Chief Financial Officer of the Company) have evaluated our disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the President of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company concluded that our disclosure controls and procedures were effective as of September 30, 2004. There were no material changes in our internal controls over financial reporting during the nine months ended September 30, 2004.

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

Reports on Form 8-K

We filed a Form 8-K on September 21, 2004, to inform shareholders of a mini-tender offer by CMG Partners, LLC to purchase their shares in NTS Mortgage Income Fund for $2.00 per share in cash. We also informed the shareholders that we recommended a rejection of the offer and provided reasons for our recommendation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS Mortgage Income Fund

/s/ Brian F. Lavin

Brian F. Lavin
President of NTS Mortgage Income Fund

Date: November 15, 2004