Form 10-K
period 2004-12-31
NTS MORTGAGE INCOME FUND
filed 2005-03-30
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [X]

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).      Yes [   ] No [X]

As of March 25, 2005, there were approximately 3,187,000 shares of common stock outstanding. No aggregate market value can be determined because no established market exists for the shares. There is no current market for these shares although it is possible that one will develop.

TABLE OF CONTENTS

PART I

		Pages
Items 1. and 2.	Business and Properties	3-7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II

PART III

Item 10.	Directors and Executive Officers of the Registrant	61
Item 11.	Executive Compensation	61
Item 12.	Security Ownership of Certain Beneficial Owners and Management	61
Item 13.	Certain Relationships and Related Transactions	61
Item 14.	Principal Accountant Fees and Services	61

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules	62-63
Signatures		64

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

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed in our filings with the Securities and Exchange Commission. Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. See Part II — Item 7 for Cautionary Statements.

PART I

Items 1 and 2 — Business and Properties

NTS Mortgage Income Fund, a Delaware corporation (the “Fund” or the “Company”), was formed on September 26, 1988. We operated as a real estate investment trust under the Internal Revenue Code of 1986 (the “Code”) from our inception through December 31, 1996. The acquisition of the capital stock of NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company, which is discussed below, caused us to change our tax status to a “C” corporation under the Code as of January 1, 1997. NTS Corporation is the sponsor of the Fund (the “Sponsor”). NTS Advisory Corporation is the advisor to the Fund (the “Advisor”) and NTS Residential Management Company (“NTS Management”) is the manager of the operations of the Fund’s wholly-owned subsidiaries. NTS Advisory and NTS Management are affiliates of and are under common control with NTS Corporation. As used in this Form 10-K the terms “we,” “us” or “our,” as the context requires, refer to the Fund.

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

Description of Real Property

Lake Forest North

Our subsidiary, NTS/LFII, is the owner and developer of the Lake Forest North single-family residential community located in Louisville, Kentucky, and will continue to own and develop the Lake Forest North project to completion and orderly sale. As of December 31, 2004, approximately 951 of 1,109 total lots have been developed and approximately 85% of the total projected lots to be developed have been sold.

Fawn Lake

Our subsidiary, NTS/VA, is the owner and developer of the Fawn Lake single-family residential community located near Fredericksburg, Virginia, and will continue to own and develop the Fawn Lake project to completion and orderly sale. As of December 31, 2004, approximately 818 of 1,398 total lots have been developed and approximately 56% of the total projected lots to be developed have been sold.

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

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando). As of December 31, 2004, approximately 721 of 732 total lots have been developed and approximately 87% of the total projected lots to be developed have been sold. The Joint Venture will continue to own and develop the Orlando Lake Forest project.

We contributed our interest in the principal and interest of the first mortgage loan on the Orlando Lake Forest project to the Joint Venture as a capital contribution, and obtained a 50% interest in the Joint Venture. The NTS entities named above hold cumulatively the remaining 50% interest in the Joint Venture.

The net income or net loss of the Joint Venture is allocated based on the respective Joint Venture partner’s percentage interest, as defined in the joint venture agreement. As of December 31, 2004, 2003 and 2002, our percentage interest was 50%. Our share of the Joint Venture’s net income (loss) for the years ended December 31, 2004, 2003 and 2002 was $346,764, $337,206 and ($20,220), respectively.

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

Management of Properties

As the sole stockholder of NTS/LFII and NTS/VA, we control the ongoing operations of the Lake Forest North and Fawn Lake projects. The ongoing operation and management of the Lake Forest North and Fawn Lake projects is conducted by NTS Management under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the “Management Agreements”). The Management Agreements have been extended through December 31, 2008. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, and may accrue an incentive payment payable as provided therein and described below.

Reimbursements of approximately $1,528,000, $1,919,000 and $2,312,000 were accrued to NTS Management or an affiliate during the years ended December 31, 2004, 2003 and 2002, respectively. These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals rendering services at the residential projects, some of whom are full-time and onsite, and others who are not on site or have multiple residential project responsibilities. For services provided by individuals not on site or with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project in accordance with the Management Agreements. These reimbursements are included within selling, general and administrative — affiliates expenses in the accompanying consolidated statements of operations.

In addition to the expense reimbursement noted above, NTS Management is also entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. Overhead recoveries for the years ended December 31, 2004, 2003 and 2002, were approximately $754,000, $628,000 and $843,000, respectively. These amounts were accrued but not paid and are classified as selling, general and administrative — affiliates expenses in the accompanying consolidated statements of operations.

Reference is made to Item 8 — Note 9 of the Notes to Consolidated Financial Statements for a breakdown of these related party charges of NTS/LFII and NTS/VA.

There were also expense reimbursements of approximately $1,215,000, $3,242,000 and $3,274,000 accrued to NTS Management or an affiliate during the years ended December 31, 2004, 2003, and 2002, respectively, for Fawn Lake Country Club and Lake Forest Country Club prior to 2004. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $61,000, $177,000 and $176,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club for the years ended December 31, 2004, 2003 and 2002 and Lake Forest Country Club for the years ended December 31, 2003 and 2002. The Lake Forest Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the years ended December 31, 2003 and 2002. The Lake Forest Country Club (“LFCC”) ownership and operations were turned over to its members on December 28, 2003, pursuant to an agreement with NTS/Lake Forest II Residential Corporation. Subsequent to LFCC’s turnover to its members, we are no longer responsible for its operations. However, we will continue to capitalize to our inventory any operating costs related to our continued efforts in selling LFCC’s initial memberships. The Fawn Lake Country Club expense reimbursements and overhead recovery fees were capitalized in inventory from its inception to March 31, 2001. Beginning April 1, 2001, the expense reimbursements and overhead recovery fees of the Fawn Lake Country Club were included with country club operations in our statement of operations. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of Country Club Operations.

As presented in the accompanying consolidated balance sheet as of December 31, 2004, accounts payable — affiliates of approximately $13,087,000 is owed to NTS Development Company and NTS Residential Management Company for expense and overhead reimbursements. NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by us as of December 31, 2004 and those amounts that will accrue during fiscal 2005 through the period ending March 31, 2006, other than as permitted by our cash flows. There can be no assurances that this level of support will continue past March 31, 2006.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to the then existing stockholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such stockholders, is at least equal to the stockholders’ original capital contribution. As of December 31, 2004, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 2004, no amount had been accrued as an incentive payment in our consolidated financial statements.

Seasonal Operations

We do not consider our operations to be seasonal to any material degree.

Conflicts of Interest

Because the Fund’s officers, directors and affiliates own or are responsible for real estate properties other than those owned by the Fund that are or could be in competition with the Fund, potential conflicts of interest exist.

Employees

All personnel rendering services to the Fund are employees of companies affiliated with the Sponsor. We do not directly employ any persons other than the Independent Directors, the Advisor and NTS Management.

Website Information

Information about us is available via the internet at www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available and may be accessed free of charge through the “About NTS” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 3 — Legal Proceedings

None.

Item 4 — Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the last quarter of the year ending December 31, 2004.

PART II

Item 5 — Market for Registrant’s Shares and Related Stockholder Matters

The per share issue price of the shares was $20. Our shares are freely transferable and trade on the secondary market, but are not listed or included for quotation on a national securities exchange. As of March 1, 2005, there were 2,954 record holders of our shares. No distributions were made during 2004, 2003 or 2002. The Board of Directors decided to terminate quarterly distributions for the foreseeable future effective as of the first quarter of 1997. We have been unable to pay distributions in recent years due to insufficient cash flows being generated on an operating basis. Our ability to resume quarterly distributions depends on current cash balances, cash flow being generated by operations and cash reserves needed in connection with the sale of properties.

Item 6 — Selected Financial Data

Years ended December 31:

                                2004             2003            2002 (3)           2001              2000
                           ---------------  ---------------  ----------------  ---------------  ----------------

Net revenues              $      5,133,090 $      4,593,097 $       6,633,836 $      3,803,761 $       3,629,887

Total expenses (1)        $      6,617,163 $      6,745,310 $       7,475,349 $      6,711,365 $       9,740,972

Net loss                  $     (1,137,309)$     (1,815,007)$        (861,733)$     (2,779,802)$      (9,243,103)

Weighted average number
  of shares                      3,187,333        3,187,333         3,187,333        3,187,333         3,187,333
                           ===============  ===============  ================  ===============  ================

Per share of common
  stock:
  Net loss per share      $         (0.36) $         (0.57) $          (0.27) $         (0.87) $          (2.90)
                           ===============  ===============  ================  ===============  ================

At year end:
  Inventory               $     26,637,219 $     34,704,677 $      38,397,019 $     47,327,572 $      52,206,560
                           ===============  ===============  ================  ===============  ================

  Total assets            $     34,700,360 $     42,431,017 $      46,927,017 $     56,052,400 $      57,780,576
                           ===============  ===============  ================  ===============  ================

  Total notes payable (2) $      1,831,975 $     10,301,524 $      14,386,442 $     25,584,021 $      26,329,279
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

(2)	The balances presented as notes payable include notes payable to third parties and a note payable to affiliates.
(3)	Net revenues for 2002 includes the effect of our land sale at Fawn Lake to the National Park Service.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period including marketing costs of initial membership sales of the Lake Forest Country Club, less amounts charged to cost of sales. Inventory costs are allocated to individual lots sold using their relative sales values. The use of the relative sales value method to record cost of sales requires the use of estimates of sales values, development costs (net of country club initiation fees) and absorption periods over the life of the project. Given the long-term nature of the projects and inherent economic volatility of residential real estate and the use of estimates to determine sales values, development costs and absorption periods, it is reasonably possible that such estimates could change in the near term. Any changes in estimates are accounted for prospectively over the life of the project.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. We compare the carrying amount of inventory to the expected future cash flows of our properties at least annually. Application of this standard during the year ended December 31, 2004 did not result in an impairment loss.

Total project land acquisition and development cost estimates are based on an analysis of actual costs incurred to date and estimates to complete. Adjustments to estimated total project land acquisition and development costs for the project affect the cost of goods sold percentage.

Lake Forest Country Club operating deficits have historically been capitalized to inventory. Subsequent to the turnover of the ownership and operations to the members on December 28, 2003, only costs incurred to sell initial memberships have been capitalized. Pursuant to the Membership Marketing Agreement, dated June 7, 2004, between NTS/LFII and the Lake Forest Country Club regarding the cost to develop the Country Club, NTS/LFII is to receive 50% of the initiation fees from the initial issuance of the remaining initial memberships to the Country Club. As long as the agreement is in effect, we expect that we will not incur any marketing or selling expenses related to issuance of initial memberships. We are not responsible for any refunds related to any issued memberships. During 2004 and 2003 the Lake Forest Country Club operating deficit was approximately $207,000 and $1,396,000, respectively, and was capitalized as a cost of inventory.

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” requires that the Club be reported separately from inventory on our balance sheets within property and equipment. The assets’ estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the December 31, 2004, balance sheet as an asset held for use pursuant to SFAS No. 144 and is being depreciated according to our normal depreciation policy.

Joint Venture Investment

Our consolidated financial statements include the assets, liabilities, revenues and expenses of our wholly-owned subsidiaries. Investments of 50% or less in affiliated companies are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated.

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

Income Taxes

No benefit for income taxes was provided during 2004, 2003 or 2002 as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized based upon the guidance in SFAS No. 109. See Note 11 to our Consolidated Financial Statements for a discussion of the components of the deferred tax asset.

Impact of Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” In December 2003, the FASB issued FIN No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. In addition, FIN 46 requires that the primary interest entity make additional disclosures. The adoption of these provisions did not have any impact on our financial statements.

Results of Operations for 2004, 2003 and 2002

The following tables include our selected summarized operating data for the years ended December 31, 2004, 2003 and 2002. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part II, Item 8 of this report.

                                                            Year Ended December 31, 2004
                                       -----------------------------------------------------------------------
                                                MIF            NTS/LFII          NTS/VA            Total
                                       -----------------------------------------------------------------------
Lot sales, net of discounts              $              - $       7,376,000 $     12,220,000 $      19,596,000
Cost of sales                                           -        (6,470,000)      (9,705,000)      (16,175,000)
Country Club income                                     -                 -        1,641,000         1,641,000
Interest and miscellaneous income                   4,000             5,000           62,000            71,000
Operating expenses                               (444,000)         (926,000)      (2,606,000)       (3,976,000)
Country Club expenses                                   -                 -       (2,528,000)       (2,528,000)
Interest expense                                        -                 -                -                 -
Depreciation and amortization                           -            (1,000)        (112,000)         (113,000)
Income from investment in
  unconsolidated affiliate                        347,000                 -                -           347,000
Net loss                                          (93,000)          (16,000)      (1,028,000)       (1,137,000)

                                                            Year Ended December 31, 2003
                                       -----------------------------------------------------------------------
                                                MIF            NTS/LFII          NTS/VA            Total
                                       -----------------------------------------------------------------------
Lot sales, net of discounts              $              - $       5,501,000 $     10,638,000 $      16,139,000
Cost of sales                                           -        (4,707,000)      (8,284,000)      (12,991,000)
Country Club income                                     -                 -        1,377,000         1,377,000
Interest and miscellaneous income                   3,000            12,000           54,000            69,000
Operating expenses                               (430,000)       (1,121,000)      (2,551,000)       (4,102,000)
Country Club expenses                                   -                 -       (2,459,000)       (2,459,000)
Interest expense                                        -                 -          (32,000)          (32,000)
Depreciation and amortization                           -            (3,000)        (150,000)         (153,000)
Income from investment in
  unconsolidated affiliate                        337,000                 -                -           337,000
Net loss                                          (90,000)         (318,000)      (1,407,000)       (1,815,000)

                                                            Year Ended December 31, 2002
                                       -----------------------------------------------------------------------
                                                MIF            NTS/LFII          NTS/VA            Total
                                       -----------------------------------------------------------------------
Lot sales, net of discounts              $              - $       4,089,000 $     11,458,000 $      15,547,000
Land sales                                              -                 -        6,100,000         6,100,000
Cost of sales                                           -        (3,206,000)     (13,237,000)      (16,443,000)
Country Club income                                     -                 -        1,363,000         1,363,000
Interest and miscellaneous income                   3,000             3,000           61,000            67,000
Operating expenses                               (410,000)       (1,186,000)      (3,328,000)       (4,924,000)
Country Club expenses                                   -                 -       (2,311,000)       (2,311,000)
Interest expense                                  (24,000)                -          (52,000)          (76,000)
Depreciation and amortization                           -            (3,000)        (162,000)         (165,000)
Loss from investment in
  unconsolidated affiliate                        (20,000)                -                -           (20,000)
Net loss                                         (451,000)         (303,000)        (108,000)         (862,000)

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the years ending December 31, 2004, 2003 and 2002.

Revenues

Revenues increased approximately $3,400,000, or 21%, in 2004. The increase is primarily due to the selling of more lots at NTS/VA and NTS/LFII in 2004 compared to 2003.

Revenues decreased approximately $5,500,000, or 25%, in 2003. The decrease is primarily due to the $6,100,000 sale of land to the National Park Service in 2002, partially offset by an increase in average sales price per lot.

Revenue for the year ended December 31, 2004, includes approximately $19,600,000 in lot sales consisting of approximately $7,400,000 and $12,200,000 from NTS/LFII and NTS/VA, respectively. During this period 144 lots were sold for an average selling price of approximately $136,000.

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

On March 6, 2001, NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC (“Fairways”), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value of $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller’s (NTS/LFII) cost of the property sold. This unrecognized profit is offset against the receivable on the balance sheet. At December 31, 2004, the receivable balance related to this sale was approximately $123,000 with payments received to date for 22 home units sold. The transactional values were derived from an independent appraisal performed by Integra Chapman & Bell dated January 4, 2000.

Cost of Sales

Cost of sales increased approximately $3,100,000, or 25%, in 2004, due to increased lot sales at NTS/VA and NTS/LFII.

Cost of sales decreased approximately $3,500,000, or 21%, in 2003, due to decreased lot sales at NTS/VA and the land sale to the National Park Service in 2002.

Presented below are the gross profit margins for the years ended December 31, 2004, 2003 and 2002:

                                                    2004              2003             2002
                                               ---------------  ----------------  ---------------
NTS/LFII                                             12%              14%               22%
NTS/VA                                               21%              22%               25%

     Combined gross profit margins                   17%              20%               24%

The difference in the cost of sales percentage of NTS/LFII compared to NTS/VA and the difference in the lot sales mix will create a proportionate change in the combined gross profit margin throughout a given year. The decrease in gross profit margin is a function of a change in the estimates of sales values, development costs and absorption periods over the life of the project. The estimates are performed at the end of each fiscal year and the resulting cost of sales percentages are applied prospectively. Management assesses the basis for these annual projections at the end of each quarter and if changes in facts and circumstances warrant interim adjustments are made to the cost of sales percentages prospectively. In comparing the gross margin percentages for the year ended December 31, 2004, 2003, and 2002, respectively, Management’s estimates have changed relative to the ultimate sales values, development costs and absorption periods, and inherent economic volatility of residential real estate they now believe will be realized during the duration of the projects.

Selling, General and Administrative — Affiliates

The expenses for selling, general and administrative — affiliates decreased approximately $266,000, or 10%, in 2004, primarily due to a decrease in commissions as a result of a decrease in sales to individuals at NTS/VA and NTS/LFII. There was also a decrease in rent/allocated costs, general administrative and advertising reimbursements at NTS/LFII.

The expenses for selling, general and administrative — affiliates decreased approximately $608,000, or 19%, in 2003, primarily due to a decrease in commissions and overhead cost reimbursement, which decreased from 2002 due to the 3.75% overhead charge on the sale of the land to the National Park Service.

Selling, General and Administrative Expenses

The selling, general and administrative expenses increased approximately $96,000, or 6%, in 2004, primarily due to an increase in insurance expense and an increase in landscaping expenses due to hurricane clean up at NTS/VA.

The selling, general and administrative expenses decreased approximately $132,000, or 8%, in 2003, primarily due to a decrease in advertising and marketing expenses and maintenance expenses at NTS/VA.

Interest Expense

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries’ borrowings as well as in the capitalization percentage. For the years ended December 31, 2004, 2003 and 2002, approximately $377,000, $733,000 and $1,005,000, respectively, was capitalized in inventory and approximately $400, $32,000 and $76,000, respectively, was expensed. The decrease in total interest is primarily a result of continued reductions in the loan balance.

Country Club Operations

The income and expenses of the Fawn Lake Country Club have been included in our statements of operations. It is our intention to sell the Club as a single asset.

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the years ended December 31, 2004, 2003 and 2002:

                                                2004                     2003                     2002
                                       -----------------------  -----------------------  -----------------------
Revenues
Operating revenue                     $              1,641,000 $              1,377,000 $              1,361,000
Other revenue                                                -                        -                    2,000
                                       -----------------------  -----------------------  -----------------------

     Total revenues                                  1,641,000                1,377,000                1,363,000
                                       -----------------------  -----------------------  -----------------------

Expenses
Cost of goods sold                                     339,000                  306,000                  248,000
Selling, general and administrative -
  affiliates                                         1,276,000                1,324,000                1,380,000
Selling, general and administrative                    786,000                  752,000                  643,000
Depreciation                                           127,000                   77,000                   41,000
                                       -----------------------  -----------------------  -----------------------

     Total expenses                                  2,528,000                2,459,000                2,312,000
                                       -----------------------  -----------------------  -----------------------

Net loss                              $               (887,000)$             (1,082,000)$               (949,000)
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

Income from Unconsolidated Affiliate

Income from our share of the Orlando Lake Forest Joint Venture increased approximately $10,000 in 2004. The increase is primarily due to a decrease in administrative salaries and advertising.

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

NTS Development Company and NTS Residential Management Company have agreed to defer amounts owed to them by us as of December 31, 2004 and those amounts that will accrue during fiscal 2005 through the period ending March 31, 2006, other than as permitted by our cash flows. There can be no assurances that this level of support will continue past March 31, 2006. If these amounts are not deferred, such action could have a material adverse effect on our liquidity and financial condition. Payment of such deferred amounts would be dependent upon available operating cash flow or funding from potential third-party resources in the form of loans or advances.

Under the terms of our development loan, we may draw up to $9,500,000 for certain development costs in accordance with the provisions of the loan agreement. The available balance is not immediately drawable except for the items included in the loan agreement. As of December 31, 2004, the loan balance was $0. If the balance on the loan exceeded $9,500,000 as of December 31, 2004, the lender would be entitled, pursuant to provisions of the development loan, to take possession of the unsold lots and all other security pledged for this loan. Failure to generate sufficient proceeds from lot sales or the lack of further availability under the development loan may have a material adverse effect on our liquidity and capital resources.

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

The following table summarizes our sources/uses of cash flow for the years ended December 31, 2004, 2003 and 2002:

                                                            2004           2003           2002
                                                       --------------  -------------  -------------
Operating activities                                  $     6,526,308 $    2,695,277 $    9,438,966
Investing activities                                         (200,247)      (378,734)      (268,132)
Financing activities                                       (5,906,199)    (2,239,877)    (8,923,971)
                                                       --------------  -------------  -------------

     Net increase in cash and equivalents             $       419,862 $       76,666 $      246,863
                                                       ==============  =============  =============

Cash provided by operating activities was approximately $6,526,000 in 2004. The primary components of the cash provided by operating activities were the decrease in inventory of approximately $8,264,000 from lot sales, which was partially offset by the net loss of approximately $1,137,000.

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

Cash used in investing activities was approximately $200,000 in 2004, consisting of capital expenditures associated with golf operations at NTS/VA.

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

Cash used in financing activities was approximately $5,906,000 in 2004, consisting primarily of net payments on notes payable relating to the development loan for NTS/LFII and NTS/VA projects of approximately $8,469,000, which were partially offset by amounts deferred by NTS Development and NTS Management and other affiliates of approximately $2,563,000.

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

On October 31, 2000, NTS/VA and NTS/LFII entered into a loan agreement with a financial institution for a combined principal sum of up to $18,000,000 which was used to pay the entire principal balance of the NTS/LFII and NTS/VA loans. The loan is secured by the NTS/LFII and NTS/VA projects, a guarantee by us for the full $18,000,000, and a personal guarantee by J.D. Nichols for 50% of the outstanding loan balance. The lender requires contracts on lots with gross proceeds exceeding 80% of a section’s development costs before advancing funds for a newly developed section at NTS/VA.

The loan is a reducing revolver and the maximum amount outstanding at the end of each year will be as follows:

December 31, 2004                    $        9,500,000
December 31, 2005                    $        9,000,000
December 31, 2006                    $        5,500,000
December 31, 2007                    $        1,000,000

On December 31, 2004, our loan balance was $0. Based on our 2005 budget, we expect to meet the maximum loan balance obligation on December 31, 2005.

For the years ended December 31, 2004, 2003 and 2002, we capitalized into inventory approximately $207,000, $1,396,000 and $930,000, respectively, of the membership sales costs and LFCC operating deficits, respectively. Subsequent to the turnover of LFCC ownership and operations to the members the only costs capitalized to inventory are costs associated with initial membership sales. The proceeds from these initial membership sales will continue to offset inventory on our balance sheet, see Item 8 — Note 6.

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

This discussion of liquidity and capital resources along with the table of contractual obligations and commercial commitments that follows, details our material commitments.

Dissolution and Liquidation

We are a finite life entity. Our organizational documents require us to commence an orderly liquidation by December 31, 2008. Delaware law, our state of incorporation, provides us with a three-year period after the initiation of our liquidation to wind up our affairs and issue final distributions to stockholders. We anticipate initiating our liquidation on or before December 31, 2008.

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we complete our liquidation and dissolve, the total distributions we have made to stockholders from all sources during our existence will be at least equal to the original capital contributions attributable to our then outstanding shares. As of December 31, 2004, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

In connection with our ongoing review of the status of our properties and progress to liquidation, our most recent analysis as of December 31, 2004 as to the approximate total distributions which we anticipate making to our stockholders through dissolution. As final liquidating distributions are not likely for 5-7 years, these estimates may change significantly prior to dissolution.

The final liquidating distributions will be made after payment of all of our debts and obligations, including $13,087,453 currently deferred and owed to Affiliates of the Sponsor by us, our portion of the $1,584 (as of December 31, 2004 our portion is approximately $792) currently deferred and owed to Affiliates of the Sponsor by the Orlando Lake Forest Joint Venture, and the release of collateral provided by Affiliates of the Sponsor securing our loan from Provident Bank in the amount of $1,405,810. See Item 13 – Certain Relationships and Related Transactions for further discussions of amounts currently deferred and owed to Affiliates of the Sponsor. Based upon the analysis referred to above, we currently do not anticipate that the ultimate proceeds from future asset sales and final liquidation will be sufficient to return to stockholders an amount equal to original capital contributions attributable to then outstanding shares. Thus, we anticipate the guaranty to be called upon in order to return original capital contributions attributable to the then outstanding shares.

Any liability of the Guarantor under the guaranty is expressly limited to its assets. The Guarantor holds a $10 million demand note receivable from Mr. J.D. Nichols, Chairman of the Board of Directors of the Sponsor. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty. The Guarantor may in the future guarantee obligations of other third parties, including guaranties of obligations owed by our affiliates to other entities. Based on the analysis referred to above and the $10,000,000 to be provided for by the Guarantor, the remaining amount projected to be distributed to stockholders appears to be sufficient to meet the return of capital guaranty to stockholders. The amount available for distribution to our stockholders, however, cannot be estimated with any certainty given that final distributions are not likely for 5-7 years. This estimate may change significantly prior to dissolution.

Contractual Obligations and Commercial Commitments

The following disclosure represents our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                             Payments Due by Period
                                   --------------------------------------------------------------------------
                                                   Within One     Two - Three     Four - Five      After 5
    Contractual Obligations            Total          Year           Years           Years          Years
--------------------------------   -------------  -------------  -------------   -------------  -------------
Long-term debt                    $    1,405,810 $            - $    1,405,810  $            - $            -

Capital lease obligations         $      128,186 $       36,276 $       78,126  $       13,784 $            -

Operating leases (1)              $            - $            - $            -  $            - $            -

Other long-term obligations       $            - $            - $            -  $            - $            -
                                   -------------  -------------  -------------   -------------  -------------

Total contractual cash
  obligations                     $    1,533,996 $       36,276 $    1,483,936  $       13,784 $            -
                                   =============  =============  =============   =============  =============
(1)	We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.

                                                         Amount of Commitment Expiration Per Period
                                                 -----------------------------------------------------------
                                     Total
       Other Commercial             Amounts       Within One     Two - Three     Four - Five      Over 5
          Commitments              Committed         Year           Years           Years          Years
-------------------------------  --------------  -------------  -------------   -------------  -------------
Line of credit                  $       297,979 $      297,979 $            -  $            - $            -

Standby letters of credit and
  guarantees                    $             - $            - $            -  $            - $            -

Other commercial
  commitments (2)               $             - $            - $            -  $            - $            -
                                 --------------  -------------  -------------   -------------  -------------

Total commercial
commitments                     $       297,979 $      297,979 $            -  $            - $            -
                                 ==============  =============  =============   =============  =============
(2)

We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to “fee for service arrangements” which are for a term of greater than one year.

Cautionary Statements

Our subsidiaries, NTS/LFII and NTS/VA, and the Joint Venture, in which we have a 50% interest, are engaged in the development and sale of residential subdivision lots, the pricing and sale of which are subject to risks generally associated with real estate development and applicable market forces beyond the control of the Fund and/or its subsidiaries, including general and local economic conditions, competition, interest rates, real estate tax rates, other operating expenses, the supply of and demand for properties, zoning laws, other governmental rules and fiscal policies, and acts of God. All of the properties owned by NTS/LFII and NTS/VA are encumbered by development loans from third party lenders which, given the nature of the risks incumbent in real estate investment and development activities as stated above, are subject to default should the ability of NTS/LFII, NTS/VA and/or the Fund to make principal and interest payments under such development loans become impaired.

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

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. Our debt instruments bear interest at both variable and fixed rates as further discussed in Note 8 of our Consolidated Financial Statements under Item 8 of this Form 10-K. On December 31, 2004, a hypothetical 100 basis point increase in interest rates would result in an approximately $59,000 increase in interest due to our creditors. During the year ended December 31, 2004, the majority of interest expense incurred was capitalized in inventory.

Item 8 — Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NTS Mortgage Income Fund:

We have audited the accompanying consolidated balance sheets of NTS Mortgage Income Fund (the “Fund”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Fund’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTS Mortgage Income Fund at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

         Ernst & Young LLP

Louisville, Kentucky
March 11, 2005

NTS MORTGAGE INCOME FUND
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

                                                                  2004                2003
                                                            -----------------   -----------------

ASSETS
Cash and equivalents                                       $        1,309,537  $          889,675
Membership initiation fees and other accounts
  receivable, net of allowance of approximately $134,000
  and $53,000, respectively                                           519,016             698,663
Notes receivable                                                      545,055             761,061
Inventory                                                          26,637,219          34,704,677
Property and equipment, net of accumulated
  depreciation of approximately $1,371,000 and
  $1,140,000, respectively                                          3,187,785           3,219,359
Investment in unconsolidated affiliate                              2,265,179           1,918,415
Other assets                                                          236,569             239,167
                                                            -----------------   -----------------

     TOTAL ASSETS                                          $       34,700,360  $       42,431,017
                                                            =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                      $        1,801,897  $        2,488,824
Accounts payable and accrued expenses -  affiliates                13,087,453          10,524,103
Mortgages and notes payable                                         1,831,975          10,301,524
Other liabilities                                                     341,080             341,302
                                                            -----------------   -----------------

     TOTAL LIABILITIES                                             17,062,405          23,655,753
                                                            -----------------   -----------------

COMMITMENTS AND CONTINGENCIES (Note 13)

Stockholders' equity:
  Common stock, $0.001 par value, 6,000,000 shares
  authorized; 3,187,333 shares issued and outstanding                   3,187               3,187
Additional paid-in-capital                                         54,163,397          54,163,397
Accumulated deficit                                               (36,528,629)        (35,391,320)
                                                            -----------------   -----------------

TOTAL STOCKHOLDERS' EQUITY                                         17,637,955          18,775,264
                                                            -----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                   $       34,700,360  $       42,431,017
                                                            =================   =================

The accompanying notes are an integral part of these consolidated financial statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                                  2004              2003              2002
                                                             ---------------   ---------------  ----------------
REVENUES
Lot sales, net of discounts                                 $     19,595,792  $     16,139,226 $      15,547,490
Land sales (Note 6)                                                        -                 -         6,100,000
                                                             ---------------   ---------------  ----------------
Total sales                                                       19,595,792        16,139,226        21,647,490
Cost of sales                                                    (16,174,664)      (12,991,495)      (16,442,857)
                                                             ---------------   ---------------  ----------------

     Gross profit                                                  3,421,128         3,147,731         5,204,633

Country Club revenue                                               1,641,018         1,376,761         1,362,686
Interest income on cash equivalents and
  miscellaneous income                                                70,944            68,605            66,517
                                                             ---------------   ---------------  ----------------

                                                                   5,133,090         4,593,097         6,633,836
                                                             ---------------   ---------------  ----------------

EXPENSES
Selling, general and administrative -  affiliates                  2,281,508         2,546,697         3,154,617
Selling, general and administrative                                1,579,804         1,484,136         1,616,162
Interest expense                                                         368            31,676            75,782
Other taxes and licenses                                             114,384            71,348           152,719
Depreciation and amortization expense                                113,111           152,754           164,574
Country Club operations                                            2,527,988         2,458,699         2,311,495
                                                             ---------------   ---------------  ----------------

     TOTAL OPERATING EXPENSES                                      6,617,163         6,745,310         7,475,349
                                                             ---------------   ---------------  ----------------

Loss before other income (expense) and income taxes               (1,484,073)       (2,152,213)         (841,513)
Income (loss) from investment in unconsolidated affiliate            346,764           337,206           (20,220)
                                                             ---------------   ---------------  ----------------

Loss before income taxes                                          (1,137,309)       (1,815,007)         (861,733)

Income taxes                                                               -                 -                 -
                                                             ---------------   ---------------  ----------------

Net loss                                                    $     (1,137,309) $     (1,815,007)$        (861,733)
                                                             ===============   ===============  ================

Per share of common stock:
Net loss per share                                          $         (0.36)  $         (0.57) $          (0.27)
                                                             ===============   ===============  ================

Weighted average number of shares                                  3,187,333         3,187,333         3,187,333
                                                             ===============   ===============  ================

The accompanying notes are an integral part of these consolidated financial statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                          Common Stock      Common Stock      Additional       Accumulated
                             Shares            Amount       Paid-in-Capital      Deficit            Total
                         ---------------  ----------------  ---------------  ----------------  ---------------
Stockholders' equity
  January 1, 2002              3,187,333 $           3,187 $     54,163,397 $     (32,714,580)$     21,452,004

  Net loss                             -                 -                -          (861,733)        (861,733)
                         ---------------  ----------------  ---------------  ----------------  ---------------

Stockholders' equity
  December 31, 2002            3,187,333             3,187       54,163,397       (33,576,313)      20,590,271

  Net loss                             -                 -                -        (1,815,007)      (1,815,007)
                         ---------------  ----------------  ---------------  ----------------  ---------------

Stockholders' equity
  December 31, 2003            3,187,333             3,187       54,163,397       (35,391,320)      18,775,264

  Net loss                             -                 -                -        (1,137,309)      (1,137,309)
                         ---------------  ----------------  ---------------  ----------------  ---------------

Stockholders' equity
  December 31, 2004            3,187,333 $           3,187 $     54,163,397 $     (36,528,629)$     17,637,955
                         ===============  ================  ===============  ================  ===============

The accompanying notes are an integral part of these consolidated financial statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                                   2004             2003            2002
                                                               --------------  ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $    (1,137,309)$     (1,815,007)$      (861,733)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization expense                             113,111          152,754         164,574
    (Income) loss from investment in unconsolidated affiliate        (346,764)        (337,206)         20,220
    Changes in assets and liabilities:
      Membership initiation fees and other accounts receivable        179,647          525,578         229,555
      Notes receivable                                                216,006           34,107         170,534
      Inventory                                                     8,263,817        4,174,891       9,026,595
      Accounts payable and accrued expenses                          (686,927)        (193,580)        599,180
      Other liabilities                                                  (222)         (24,022)         61,141
      Other assets                                                    (75,051)         177,762          28,900
                                                               --------------  ---------------  --------------

Net cash provided by operating activities                           6,526,308        2,695,277       9,438,966
                                                               --------------  ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution to unconsolidated  affiliate                           -                -         (43,500)
Purchase of property and equipment                                   (200,247)        (378,734)       (224,632)
                                                               --------------  ---------------  --------------

Net cash used in investing activities                                (200,247)        (378,734)       (268,132)
                                                               --------------  ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts payable -  affiliates                                      2,563,350        1,648,158       2,273,608
Proceeds from mortgages and notes payable                          11,306,744       13,371,461       9,355,044
Proceeds from notes payable -  affiliates                                   -                -          18,971
Payments on mortgages and notes payable                           (19,776,293)     (17,259,496)    (20,339,737)
Payments on notes payable -  affiliates                                     -                -        (231,857)
                                                               --------------  ---------------  --------------

Net cash used in financing activities                              (5,906,199)      (2,239,877)     (8,923,971)
                                                               --------------  ---------------  --------------

Net increase in cash and equivalents                                  419,862           76,666         246,863

CASH AND EQUIVALENTS, beginning of year                               889,675          813,009         566,146
                                                               --------------  ---------------  --------------

CASH AND EQUIVALENTS, end of year                             $     1,309,537 $        889,675 $       813,009
                                                               ==============  ===============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Note 1 — Organization and Significant Accounting Policies

A) Organization

NTS Mortgage Income Fund (the “Fund”), a Delaware corporation, was formed on September 26, 1988. The Fund operated as a real estate investment trust under the Internal Revenue Code of 1986 (the “Code”), as amended, from its inception through December 31, 1996. The Fund began operating as a “C” corporation under the Code for tax purposes effective January 1, 1997. NTS Corporation is the sponsor of the Fund (the “Sponsor”), NTS Advisory Corporation is the advisor to the Fund (the “Advisor”), and NTS Residential Management Company is the manager to the Fund (“NTS Management”). The Advisor and NTS Management are affiliates of and are under common control with NTS Corporation. As used in this Form 10-K the terms “we,” “us” or “our,” as the context requires, may refer to the Fund or its interests in properties and its joint venture.

Our wholly-owned subsidiaries include NTS/Lake Forest II Residential Corporation (“NTS/LFII”) and NTS/Virginia Development Company (“NTS/VA”).

We are a finite life entity. Our organizational documents require us to commence an orderly liquidation by December 31, 2008. Delaware law, our state of incorporation, provides us with a three-year period after the initiation of our liquidation to wind up our affairs and issue final distributions to stockholders.

NTS/LFII is in the process of developing approximately 1,109 residential lots of land located in Louisville, Kentucky into a single-family residential community (Lake Forest). As of December 31, 2004, approximately 951 of the 1,109 residential lots have been developed and approximately 85% of the total projected lots to be developed have been sold. In addition, Lake Forest has amenities consisting of a clubhouse, pools, tennis courts, recreation fields, several lakes and a country club with a championship golf course.

NTS/VA is in the process of developing approximately 1,398 residential lots of land located in the Chancellor district of Spotsylvania County, Virginia, approximately 60 miles south of Washington D.C., into a single-family residential community (Fawn Lake) and has completed a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. As of December 31, 2004, approximately 818 of the 1,398 total lots have been developed and approximately 56% of the total projected lots to be developed have been sold. Included on the property is a 285 acre lake. In addition, Fawn Lake has amenities consisting of a clubhouse, pool, tennis courts and boat docks.

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

C) Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the assets, liabilities, revenues and expenses of our wholly-owned subsidiaries. Investments of 50% or less in affiliated companies are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” In December 2003, the FASB issued FIN No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. In addition, FIN 46 requires that the primary interest entity make additional disclosures. The adoption of these provisions did not have any impact on our financial statements.

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

F) Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period including marketing costs of initial membership sales of the Lake Forest Country Club, less amounts charged to cost of sales. Inventory costs are allocated to individual lots sold using their relative sales values. The use of the relative sales value method to record cost of sales requires the use of estimates of sales values, development costs (net of country club initiation fees) and absorption periods over the life of the project. Given the long-term nature of the projects and inherent economic volatility of residential real estate and the use of estimates to determine sales values, development costs and absorption periods, it is reasonably possible that such estimates could change in the near term. Any changes in estimates are accounted for prospectively over the life of the project.

G) Accounting for Impairment

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the years ended December 31, 2004, 2003 and 2002 did not result in an impairment loss.

H) Advertising

We expense advertising costs as incurred, which are included in selling, general and administrative in the accompanying consolidated statements of operations. Advertising expense was approximately $688,000, $766,000 and $921,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

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

Cash payment for interest, net of amounts capitalized is as follows:

                                                     2004               2003               2002
                                                ---------------    ---------------    ---------------
Interest, net of amounts capitalized          $             368  $          24,814  $          32,978

Segment Reporting

Our reportable operating segments include only one segment which is the development and sale of single-family residential lots.

Note 2 — Affiliations

The Fund operates under the direction of its Board of Directors who have retained NTS Management to be the sole and exclusive agent of the Fund for day-to-day control and management of the business of the Fund’s subsidiaries including (a) the continued operation of NTS/LFII and NTS/VA, (b) the operations of the Fawn Lake Country Club, (c) the operations of the Fawn Lake Community Association and (d) the provision and/or sale of ancillary goods and services as selected by NTS Management with respect to any of the foregoing. The Management Agreements have been renewed through and including December 31, 2008. See Note 9 for further discussion of the Management Agreements. NTS Management is an affiliate of and under common control with NTS Corporation, the Fund’s Sponsor. The Chairman of the Board of Directors of the Fund is also the majority stockholder of NTS Corporation and is a majority stockholder of the managing general partner in the Joint Venture of which the Fund is a 50% joint venture partner. NTS Advisory and NTS Management are affiliates of and are under common control with NTS Corporation.

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

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land. As of December 31, 2004, approximately 721 of 732 total lots have been developed and approximately 87% of the total projected lots to be developed have been sold. The Joint Venture will continue to own and develop the Orlando Lake Forest project.

We contributed to the Joint Venture as a capital contribution its interest in the principal and interest of the first mortgage loan on the Orlando Lake Forest project, and obtained a 50% interest in the Joint Venture. The NTS entities named above hold cumulatively the remaining 50% interest in the Joint Venture.

The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement. As of December 31, 2004 and 2003, our percentage interest was 50%, and our investment balance in the Joint Venture was $2,265,179 and $1,918,415, respectively. Our share of the Joint Venture’s net income (loss) for the years ended December 31, 2004, 2003 and 2002 was $346,764, $337,206 and $(20,220), respectively.

Presented below are approximate condensed balance sheets for the Joint Venture as of December 31, 2004 and 2003, and approximate statements of operations for the three years ended December 31, 2004, 2003 and 2002:

                                                 December 31,        December 31,
                                                     2004                2003
                                               -----------------  ------------------
Balance Sheets
Inventory                                     $        3,262,000 $         2,804,000
Other, net                                             2,323,000           2,612,000
                                               -----------------  ------------------

     Total assets                             $        5,585,000 $         5,416,000
                                               =================  ==================

Mortgages and notes payable                   $                - $            11,000
Other liabilities                                      1,055,000           1,568,000
Equity                                                 4,530,000           3,837,000
                                               -----------------  ------------------

     Total liabilities and equity             $        5,585,000 $         5,416,000
                                               =================  ==================

                                                   Year Ended December 31,
                                      --------------------------------------------------
                                           2004              2003             2002
                                      ---------------  ----------------  ---------------
Statements of Operations
Lot sales, net of discounts          $      6,213,000 $       8,103,000 $      5,239,000
Cost of sales                              (4,331,000)       (5,927,000)      (3,728,000)
Other expenses, net                        (1,188,000)       (1,502,000)      (1,551,000)
                                      ---------------  ----------------  ---------------

     Net income (loss)               $        694,000 $         674,000 $        (40,000)
                                      ===============  ================  ===============

Note 4 — Member Initiation Fees and Other Accounts Receivable

Fawn Lake Country Club and Lake Forest Country Club membership initiation fees receivable totaled approximately $240,000 and $135,000 as of December 31, 2004 and 2003, respectively. The receivable is net of a discount of $130,000 and $43,000, respectively, recorded to allow for the present value of the membership initiation fee receivables considering the estimated timing of collections. Also included is the accounts receivable from club members for dues, use of the golf course, and use of the dining facility totaling $151,000 and $258,000 as of December 31, 2004 and 2003, respectively. This receivable is net of an allowance for doubtful accounts of $4,000 and $10,000, respectively. See Note 9 regarding our receivable for the sale of undeveloped land.

Note 5 — Notes Receivable

Notes receivable are secured by a first mortgage on lots sold to individuals. The notes bear interest at the prevailing market rates at the time the lots were sold. The majority of the notes are due between five and seven years, with monthly payments based on a 30-year amortization and the balance due at the maturity date. Notes totaling approximately $298,000 and $434,000 are pledged as security for notes payable to banks under certain Warehouse Line of Credit Agreements and other debt agreements as of December 31, 2004 and 2003, respectively.

The minimum scheduled notes receivable payments on December 31, 2004 are approximately as follows:

                                                 Amount
                                       ---------------------------
                2005                 $                     244,000
                2006                                       219,000
                2007                                        82,000
                                       ---------------------------

                                     $                     545,000
                                       ===========================

Note 6 — Inventory

Inventory consisted of approximately the following as of December 31, 2004:

                                                  NTS/LFII           NTS/VA          Consolidated
                                               ---------------  ----------------  ---------------
Land held for future development,
  under development and completed lots        $        283,000 $      16,678,000 $     16,961,000

Country club (net of $9,134,000
membership initiation fees)                            219,000                 -          219,000

Amenities                                               54,000         9,403,000        9,457,000
                                               ---------------  ----------------  ---------------

                                              $        556,000 $      26,081,000 $     26,637,000
                                               ===============  ================  ===============

  Items capitalized to inventory in 2004

Capitalized interest                          $          3,000 $         374,000 $        377,000
                                               ===============  ================  ===============

Capitalized property taxes                    $         10,000 $         188,000 $        198,000
                                               ===============  ================  ===============

Inventory consisted of approximately the following as of December 31, 2003:

                                                  NTS/LFII           NTS/VA          Consolidated
                                               ---------------  ----------------  ---------------
Land held for future development,
  under development and completed lots        $      1,841,000 $      17,053,000 $     18,894,000

Country club (net of $8,230,000
  membership initiation fees)                        3,455,000                 -        3,455,000

Amenities                                              674,000        11,682,000       12,356,000
                                               ---------------  ----------------  ---------------

                                              $      5,970,000 $      28,735,000 $     34,705,000
                                               ===============  ================  ===============
  Items capitalized to inventory in 2003

Capitalized interest                          $         70,000 $         663,000 $        733,000
                                               ===============  ================  ===============

Capitalized property taxes                    $         12,000 $         222,000 $        234,000
                                               ===============  ================  ===============

Pursuant to the Membership Marketing Agreement, dated June 7, 2004, between NTS/LFII and the Lake Forest Country Club, NTS/LFII is to receive 50% of initiation fees from the initial issuance of the remaining initial memberships to the Country Club. As long as the agreement is in effect, we expect that we will not incur any marketing or selling expenses related to issuance of initial memberships. We are not responsible for any refund related to any issued memberships. During 2004 and 2003 the Lake Forest Country Club operating deficit was approximately $207,000 and $1,396,000, respectively, and was capitalized as a cost of inventory. On December 28, 2003, the Lake Forest Country Club ownership and operations were turned over to its members.

We capitalized in inventory approximately $575,000 and $967,000 of interest and real estate taxes during 2004 and 2003, respectively. Interest and real estate taxes incurred was approximately $616,000 and $1,039,000 for the years ended December 31, 2004 and 2003, respectively.

Inventory for 2004 includes approximately $9,353,000, net of approximately $9,134,000 of net country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

Inventory for 2003 includes approximately $11,685,000, net of approximately $8,230,000 of net country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” requires that the Club be reported separately from inventory on our balance sheets as property and equipment based on its approximate market value. The assets’ estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment in the accompanying balance sheets. Initiation fees are recorded as a reduction of inventory cost.

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

Note 7 — Property and Equipment

Property and equipment is stated at historical cost, net of accumulated depreciation. Land and buildings are depreciated over the estimated useful lives of the assets which are 10-30 years, while equipment is depreciated over 5-12 years. The following schedule provides an analysis of our approximate investment in property and equipment on December 31:

                                                    2004              2003
                                               ---------------  ----------------
Land and buildings                            $      3,313,000 $       3,287,000

Equipment                                            1,246,000         1,072,000
                                               ---------------  ----------------

                                                     4,559,000         4,359,000

     Less accumulated depreciation                   1,371,000         1,140,000
                                               ---------------  ----------------

                                              $      3,188,000 $       3,219,000
                                               ===============  ================

Note 8 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                                                      2004             2003
                                                                                  --------------  --------------
Mortgage loan payable to a bank in the amount of $18,000,000, bearing interest at the Prime Rate + 1.0%, payable monthly, due December 31, 2007, secured by inventory of NTS/VA and NTS/LFII, generally principal payments consist of approximately 91% of the Gross Receipts from lot sales, personally guaranteed by Mr. J.D. Nichols, Chairman of the Board of the Fund's Sponsor, for 50% of
the outstanding loan balance.                                                    $             - $     3,003,060

Note payable to a bank in the amount of $9,000,000, bearing interest at 8.25%, payable monthly, due May 1, 2006, secured by a Certificate of Deposit owned by
NTS Financial Partnership, an affiliate of the Fund.                                   1,405,810       6,696,959

Warehouse line of credit agreement with a bank, bearing interest at the Prime Rate
+ .75% , due June 15, 2005, secured by notes receivable (see Note 5), principal payments consist of payments received from notes receivable securing the
obligation                                                                               297,979         433,581

Other                                                                                    128,186         167,924
                                                                                  --------------  --------------

                                                                                 $     1,831,975 $    10,301,524
                                                                                  ==============  ==============

We anticipate seeking renewals or refinancing the debt coming due within the next twelve months with our existing creditors, however, there can be no assurances that we will be successful in doing so. The Prime Rate was 5.25% and 4.0% on December 31, 2004 and 2003, respectively.

The minimum scheduled principal payments on debt outstanding on December 31, 2004 are approximately as follows:

                    2005                      $            334,000
                    2006                                 1,444,000
                    2007                                    40,000
                    2008                                    14,000
                 Thereafter                                      -
                                                ------------------

                                              $          1,832,000
                                                ==================

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

The available balance is not immediately drawable except for the items provided for in the loan agreement.

Note 9 — Related Party Transactions

During 2004 an affiliate of the Fund, Cedar Creek Virginia LLC, entered into an agreement to purchase 13 lots from the Fund for the purpose of building homes on speculation for sale to individuals. Cedar Creek Virginia LLC is partially owned by J.D. Nichols and Brian F. Lavin. The Fund agreed to defer actual sale of these lots until final closing where each home would be sold to an individual purchaser. The lot price in the agreement was determined by comparing the sales price of competitive lots within the NTS/VA Fawn Lake Development. We sold 4 lots in 2004 under this agreement.

As of December 31, 2004, the Sponsor or an affiliate owned 382,842 shares of the Fund. The Fund has entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the property management agreements, we were charged the following amounts for the year ended December 31, 2004, 2003 and 2002. These amounts are reflected in selling, general and administrative — affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements.

                                                    2004              2003             2002
                                               ---------------  ----------------  ---------------
Personnel related costs:
  Finance and accounting                      $        268,000 $         273,000 $        245,000
  Data processing                                       29,000            52,000           73,000
  Human resources                                       54,000            49,000           38,000
  Sales and administrative                           1,100,000         1,245,000        1,531,000
  Legal                                                 56,000            90,000           66,000
Marketing                                                    -            55,000          113,000
Rent                                                    21,000            48,000           49,000
Other general and administrative                             -           107,000          197,000
                                               ---------------  ----------------  ---------------

Total expense reimbursements                  $      1,528,000 $       1,919,000 $      2,312,000
                                               ===============  ================  ===============

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. Overhead recovery for the years ended December 31, 2004, 2003 and 2002, was approximately $754,000, $628,000 and $843,000, respectively. These amounts are classified with selling, general and administrative-affiliates in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $1,215,000, $3,242,000 and $3,274,000 accrued to NTS Management or an affiliate during the years ended December 31, 2004, 2003 and 2002, respectively, for Fawn Lake Country Club and Lake Forest Country Club prior to 2004. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $61,000, $177,000 and $176,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club and Lake Forest Country Club for the years ended December 31, 2004, 2003, and 2002. The Lake Forest Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the years ended December 31, 2003, and 2002. The Fawn Lake Country Club expense reimbursements and overhead recovery fees were included with country club operations in our statement of operations for the years ended December 31, 2004, 2003 and 2002.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to the then existing stockholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such stockholders of the Fund, is at least equal to the stockholders’ original capital contribution. As of December 31, 2004, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 2004, no amount had been accrued as an incentive payment in our consolidated financial statements.

Accounts Payable and Accrued Expenses — Affiliates

As of December 31, 2004, we owed approximately $13,087,000 to affiliates for fees and reimbursements, including $11,886,000 owed to NTS Development and NTS Management for salary and overhead reimbursements included in accounts payable and accrued expenses — affiliates.

NTS Development and NTS Management have agreed to defer, until March 31, 2006, amounts owed to them by us as of December 31, 2004 and those amounts accruing from January 1, 2005 through March 31, 2006, other than as permitted by our cash flows. There can be no assurances that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2006.

Sale of Undeveloped Land

On March 6, 2001, NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC (“Fairways”), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller’s (NTS/LFII) cost of the property sold. This unrecognized profit is offset against the receivable on the balance sheet. The receivable balance related to this sale was approximately $123,000 and $210,000, on December 31, 2004 and 2003, respectively. The transactional values were derived from an independent appraisal performed by Integra Chapman & Bell dated January 4, 2000.

Note 10 — Country Club Accounting

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the years ended December 31, 2004, 2003 and 2002:

                                               For the                  For the                  For the
                                             Year Ended               Year Ended               Year Ended
                                          December 31, 2004        December 31, 2003        December 31, 2002
                                       -----------------------  -----------------------  -----------------------
Revenues
Operating revenue                     $              1,641,000 $              1,377,000 $              1,361,000
Other revenue                                                -                        -                    2,000
                                       -----------------------  -----------------------  -----------------------

     Total revenues                                  1,641,000                1,377,000                1,363,000
                                       -----------------------  -----------------------  -----------------------

Expenses
Cost of goods sold                                     339,000                  306,000                  248,000
Selling, general and administrative -
  affiliates                                         1,276,000                1,324,000                1,380,000
Selling, general and administrative                    786,000                  752,000                  643,000
Depreciation                                           127,000                   77,000                   41,000
                                       -----------------------  -----------------------  -----------------------

     Total expenses                                  2,528,000                2,459,000                2,312,000
                                       -----------------------  -----------------------  -----------------------

Net loss                              $               (887,000)$             (1,082,000)$               (949,000)
                                       =======================  =======================  =======================

Selling, general and administrative — affiliates include expense reimbursements of approximately $1,215,000 and overhead recovery fees of approximately $61,000, accrued to NTS Management or an affiliate. The expense reimbursements include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. The overhead recovery fees are reimbursements to NTS Management for overhead expenses attributable to the employees and efforts of NTS Management, in an amount equal to 3.75% of the Club’s gross cash receipts.

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

                                                    2004              2003
                                               ---------------  ----------------
Deferred tax assets/liabilities
Net operating loss carry forwards             $      9,929,000 $       9,057,000
Inventory                                            1,021,000         1,682,000
Deferred revenue                                       181,000           164,000
                                               ---------------  ----------------

Deferred tax assets                                 11,131,000        10,903,000

Deferred tax liability                                (833,000)       (1,040,000)

Valuation allowance                                (10,298,000)       (9,863,000)
                                               ---------------  ----------------

Total deferred tax assets/liabilities         $              - $               -
                                               ===============  ================

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on its history of operating losses and its expectations for the future, that it is more likely than not that the net deferred tax assets on December 31, 2004 and 2003, will not be realized. As of December 31, 2004, we have a federal net operating loss carryforward of approximately $26,128,000 expiring during various years beginning in 2012 and ending in 2023.

A reconciliation of the statutory to the effective rate of the Fund for the years ended December 31, is as follows:

                                                     2004               2003
                                                ---------------    ---------------
Tax benefit using statutory rate              $         387,000  $         617,000
Valuation allowance                                    (436,000)          (650,000)
Other                                                    49,000             33,000
                                                ---------------    ---------------

Income tax expense (all deferred)             $               -  $               -
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

NTS/LFII and NTS/VA have various certificates of deposit, bonds and letters of credit outstanding to governmental agencies and utility companies totaling approximately $1,400,000 and $6,694,000 as of December 31, 2004. The primary purpose of these instruments is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

It is estimated that the homeowners’ association amenities at the Fawn Lake project will be substantially completed by December 2009. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $3,810,000 to complete the homeowners’ association amenities for the project. These costs are estimated to be incurred as follows: $2,101,000 for 2005, $1,346,000 for 2006, $211,000 for 2007, $81,000 for 2008, and $71,000 for 2009.

Note 14 — Guaranties to the Fund

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to stockholders from all sources during our existence is at least equal to the original capital contributions attributable to our then outstanding shares. As of December 31, 2004, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

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

Note 15 — Unaudited Quarterly Financial Data

            2004                    March 31     June 30       September 30      December 31         Total
                               -------------  -------------   ---------------  ---------------   -------------
Total sales                   $    3,035,955 $    5,765,779  $      2,945,336 $      7,848,722  $   19,595,792
Cost of sales                     (2,498,122)    (4,698,972) $     (2,399,498)$     (6,578,072) $  (16,174,664)
                               -------------  -------------   ---------------  ---------------   -------------

Gross profit                         537,833      1,066,807           545,838        1,270,650       3,421,128

Total expenses                     1,412,841      1,776,691         1,688,105        1,739,526       6,617,163
                               -------------  -------------   ---------------  ---------------   -------------
Loss before other
  income (expense) and
  federal income tax                (526,301)      (258,596)         (621,437)         (77,739)     (1,484,073)
Income (loss) from
  investment in
  unconsolidated affiliate            80,009        190,354           (12,477)          88,878         346,764
                               -------------  -------------   ---------------  ---------------   -------------
(Loss) income before
  federal income tax                (446,292)       (68,242)         (633,914)          11,139      (1,137,309)
Federal income tax                         -              -                 -                -               -
                               -------------  -------------   ---------------  ---------------   -------------
Net (loss) income             $     (446,292)$      (68,242) $       (633,914)$         11,139  $   (1,137,309)
                               =============  =============   ===============  ===============   =============

Net loss per share            $       (0.14) $       (0.02)  $         (0.20) $           0.00  $       (0.36)
                               =============  =============   ===============  ===============   =============

            2003                    March 31     June 30       September 30      December 31         Total
                               -------------  -------------   ---------------  ---------------   -------------
Total sales                   $    1,898,282 $    1,861,564  $      3,886,247 $      8,493,133  $   16,139,226
Cost of sales                     (1,496,545)    (1,594,450)       (3,178,699)      (6,721,801)    (12,991,495)
                               -------------  -------------   ---------------  ---------------   -------------

Gross profit                         401,737        267,114           707,548        1,771,332       3,147,731

Total expenses                     1,482,597      1,614,783         1,633,445        2,014,485       6,745,310
                               -------------  -------------   ---------------  ---------------   -------------
(Loss) income before other
  income (expense) and
  federal income tax                (764,944)      (911,351)         (494,124)          18,206      (2,152,213)
Income from investment in
  unconsolidated affiliate            58,851         28,669           100,143          149,543         337,206
                               -------------  -------------   ---------------  ---------------   -------------
(Loss) income before
  federal income tax                (706,093)      (882,682)         (393,981)         167,749      (1,815,007)
Federal income tax                         -              -                 -                -               -
                               -------------  -------------   ---------------  ---------------   -------------
Net (loss) income             $     (706,093)$     (882,682) $       (393,981)$        167,749  $   (1,815,007)
                               =============  =============   ===============  ===============   =============

Net (loss) income per share   $       (0.22) $       (0.28)  $         (0.12) $           0.05  $       (0.57)
                               =============  =============   ===============  ===============   =============

REPORT OF INDEPENDENT AUDITORS

To the Orlando Lake Forest Joint Venture:

We have audited the accompanying balance sheets of Orlando Lake Forest Joint Venture (a Florida general partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners’ equity and cash flows for the years then ended. These financial statements are the responsibility of Orlando Lake Forest Joint Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Orlando Lake Forest Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Orlando Lake Forest Joint Venture’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orlando Lake Forest Joint Venture at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Ernst & Young, LLP

Louisville, Kentucky
March 11, 2005

ORLANDO LAKE FOREST JOINT VENTURE
BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

                                                                  2004                2003
                                                            -----------------   -----------------

ASSETS
Cash and equivalents                                       $        2,241,873  $        2,475,442
Inventory                                                           3,262,205           2,804,041
Property and equipment, net of accumulated
 depreciation of approximately $102,000 and $71,000                    62,839              93,219
Other assets                                                           18,186              43,274
                                                            -----------------   -----------------

     TOTAL ASSETS                                          $        5,585,103  $        5,415,976
                                                            =================   =================

LIABILITIES AND PARTNERS' EQUITY
Accounts payable and accrued expenses                      $        1,012,662  $          426,509
Accounts payable - affiliates                                           1,584           1,070,920
Notes and mortgage loans payable                                            -              11,017
Lot deposits                                                           40,500              70,700
                                                            -----------------   -----------------

     TOTAL LIABILITIES                                              1,054,746           1,579,146
                                                            -----------------   -----------------

COMMITMENTS AND CONTINGENCIES (Note 4)

TOTAL PARTNERS' EQUITY                                              4,530,357           3,836,830
                                                            -----------------   -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $        5,585,103  $        5,415,976
                                                            =================   =================

The accompanying notes are an integral part of these financial statements.

ORLANDO LAKE FOREST JOINT VENTURE
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                 2004              2003             2002
                                                            ---------------  ----------------  ---------------
REVENUES
Lot sales, net of discounts                                $      6,212,522 $       8,103,247 $      5,238,735
Cost of sales                                                    (4,331,373)       (5,926,843)      (3,727,551)

     Gross profit                                                 1,881,149         2,176,404        1,511,184

EXPENSES
Selling, general and administrative -  affiliates                   646,662           897,096          877,285
Selling, general and administrative                                 535,930           609,945          708,792
Interest expense                                                        880             2,950                -
Depreciation and amortization expense                                30,380            28,936           25,210
                                                            ---------------  ----------------  ---------------

    TOTAL OPERATING EXPENSES                                      1,213,852         1,538,927        1,611,287
                                                            ---------------  ----------------  ---------------

Income (loss) before interest and other income                      667,297           637,477         (100,103)
Interest and other income                                            26,230            36,934           59,665
                                                            ---------------  ----------------  ---------------

Net income (loss)                                          $        693,527 $         674,411 $        (40,438)
                                                            ===============  ================  ===============

The accompanying notes are an integral part of these financial statements.

ORLANDO LAKE FOREST JOINT VENTURE
STATEMENTS OF PARTNERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2004 AND 2002

                                                     Partners'
                                                       Equity
                                               ----------------------
Partners' equity
  January 1, 2002                             $             3,115,857

  Net loss                                                    (40,438)

  Capital contributions                                        87,000
                                               ----------------------

Partners' equity
  December 31, 2002                                         3,162,419

  Net income                                                  674,411
                                               ----------------------

Partners' equity
  December 31, 2003                                         3,836,830

  Net income                                                  693,527
                                               ----------------------

Partners' equity
  December 31, 2004                           $             4,530,357
                                               ======================

The accompanying notes are an integral part of these financial statements.

ORLANDO LAKE FOREST JOINT VENTURE
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                                 2004              2003             2002
                                                            ---------------  ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $        693,527 $         674,411 $        (40,438)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization expense                              30,380            28,936           25,210
  Changes in assets and liabilities:
    Notes receivable                                                      -                 -           44,829
    Inventory                                                      (436,341)        3,790,056          (54,777)
    Other assets                                                      3,265            (5,023)         (16,429)
    Accounts payable and accrued expenses                           586,153          (444,802)         395,905
    Lot deposits                                                    (30,200)            4,400            3,300
                                                            ---------------  ----------------  ---------------

     Net cash provided by operating activities                      846,784         4,047,978          357,600
                                                            ---------------  ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                       -           (78,075)          (3,681)
                                                            ---------------  ----------------  ---------------

     Net cash used in investing activities                                -           (78,075)          (3,681)
                                                            ---------------  ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                               -         1,976,385        3,056,395
Payments on notes payable                                           (11,017)       (2,171,362)      (3,856,647)
Accounts payable -  affiliates                                   (1,069,336)       (1,389,302)         326,237
Capital contribution                                                      -                 -           87,000
Loan costs                                                                -           (19,835)         (19,535)
                                                            ---------------  ----------------  ---------------

     Net cash used in financing activities                       (1,080,353)       (1,604,114)        (406,550)
                                                            ---------------  ----------------  ---------------

     Net (decrease) increase in cash and equivalents               (233,569)        2,365,789          (52,631)

CASH AND EQUIVALENTS, beginning of year                           2,475,442           109,653          162,284
                                                            ---------------  ----------------  ---------------

CASH AND EQUIVALENTS, end of year                          $      2,241,873 $       2,475,442 $        109,653
                                                            ===============  ================  ===============

The accompanying notes are an integral part of these financial statements.

ORLANDO LAKE FOREST JOINT VENTURE
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Note 1 — Organization and Summary of Significant Accounting Policies

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

F) Accounting for Impairment

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the years ended December 31, 2004, 2003 and 2002 did not result in an impairment loss.

G) Advertising

OLFJV expenses advertising costs as incurred, which are included in selling, general and administrative in the accompanying statements of operations. Advertising expense was approximately $211,000, $353,000 and $504,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

H) Environmental Remediation and Compliance

Environmental liabilities for remediation costs are accrued based on estimates of known environmental remediation exposures. Liabilities are recognized when they are probable and can be reasonably estimated. Environmental compliance costs are expensed as incurred. No such liabilities existed as of December 31, 2004 and 2003.

I) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with an original maturity of three (3) months or less that are readily convertible to cash.

Cash payments for interest, net of amounts capitalized are as follows:

                                                 2004               2003                2002
                                          -----------------  -----------------  ------------------
Interest, net of amounts capitalized     $              874 $          202,025 $             4,969

J) Tax Status

OLFJV has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a general partnership for federal income tax purposes. As such, OLFJV makes no provision for income taxes. The taxable income or loss is passed through to the holders of the partnership Interests for inclusion on their individual income tax returns.

K) Segment Reporting

OLFJV’s reportable operating segments include only one segment that is the development and sale of residential subdivision lots.

Note 2 — Inventory

Inventory consists approximately of the following as of December 31:

                                                    2004              2003
                                               ---------------  ----------------
Land held for future development,
  under development and completed lots        $      3,101,000 $       2,420,000
Amenities                                              161,000           384,000
                                               ---------------  ----------------

                                              $      3,262,000 $       2,804,000
                                               ===============  ================

OLFJV capitalized in inventory approximately $30,000 and $106,000 of interest and real estate taxes during 2004 and 2003, respectively. Interest and real estate taxes incurred were approximately $106,000 and $154,000 for the years ended December 31, 2004 and 2003, respectively.

Note 3 — Financial Instruments

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

Note 4 — Commitments and Contingencies

OLFJV does not believe there is any litigation threatened against OLFJV other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of OLFJV.

Note 5 — Related Party Transactions

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

Expense recovery of approximately $413,000, $592,000 and $679,000 accrued to NTS Management or an affiliate during the years ended December 31, 2004, 2003 and 2002, respectively, for compensation costs and various non-payroll related operating expenses. These amounts are reflected in selling, general and administrative — affiliates on the accompanying statements of operations:

                                                    2004              2003             2002
                                               ---------------  ----------------  ---------------
Personnel related costs:
  Finance and accounting                      $        101,000 $          79,000 $         64,000
  Sales and administrative                             287,000           487,000          584,000
  Data processing                                       14,000            16,000           19,000
  Human resources                                       11,000            10,000           12,000
                                               ---------------  ----------------  ---------------

Total expense reimbursements                  $        413,000 $         592,000 $        679,000
                                               ===============  ================  ===============

Additionally, OLFJV incurs an overhead recovery, which is a reimbursement to NTS Management for overhead expenses attributable to the employees and the efforts of NTS Management, in an amount equal to 3.75% of the project’s gross cash receipts. For the years ended December 31, 2004, 2003 and 2002, overhead recovery incurred was approximately $234,000, $305,000 and $198,000, respectively.

B) Accounts Payable — Affiliates

As presented in the accompanying balance sheet as of December 31, 2004, accounts payable — affiliates of approximately $2,000 is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements.

REPORT OF INDEPENDENT AUDITORS

To the Stockholder of NTS Guaranty Corporation:

We have audited the accompanying balance sheets of NTS Guaranty Corporation (a Kentucky corporation) as of December 31, 2004 and 2003, and the related statements of operations for the years then ended. These financial statements are the responsibility of NTS Guaranty Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform and audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of NTS Guaranty Corporation’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS Guaranty Corporation at December 31, 2004 and 2003, and the results of its operations for the years then ended, in conformity accounting principles generally accepted in the United States.

Ernst & Young, LLP

Louisville, Kentucky
March11, 2005

NTS GUARANTY CORPORATION
BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

                                                                                   2004             2003
                                                                             ----------------  ---------------
ASSETS
Cash                                                                        $             100 $            100
                                                                             ----------------  ---------------

TOTAL ASSETS                                                                $             100 $            100
                                                                             ================  ===============

LIABILITIES
Guarantee liability                                                         $      10,000,000 $              -

STOCKHOLDER'S EQUITY
Common stock, no par value, 100 shares issued and outstanding                              10               10
Additional paid-in capital                                                         10,000,090       10,000,090
Deficit                                                                           (10,000,000)               -
                                                                             ----------------  ---------------
                                                                                          100       10,000,100

Less non-interest bearing demand note receivable from the stockholder             (10,000,000)     (10,000,000)
                                                                             ----------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                  $             100 $            100
                                                                             ================  ===============

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                 2004              2003             2002
                                                            ---------------  ----------------  ---------------

Guarantee liability                                        $     10,000,000 $               - $              -
                                                            ---------------  ----------------  ---------------

Loss before income taxes                                        (10,000,000)                -                -
Income taxes                                                              -                 -                -
                                                            ---------------  ----------------  ---------------

Net loss                                                   $    (10,000,000)$               - $              -
                                                            ===============  ================  ===============

The accompanying notes are an integral part of these financial statements.

NTS GUARANTY CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Note 1 — Organization and Summary of Significant Accounting Policies

A) Organization

NTS Guaranty Corporation (the “Guarantor”), a Kentucky corporation, was formed in February 1987 and is an affiliate of NTS Corporation. NTS Corporation is the Sponsor of the NTS Mortgage Income Fund (the “Fund”). The balance sheets include all of the assets and liabilities which relate to the Guarantor. The Guarantor is authorized to issue up to 2,000 shares of common stock with no par value. There are 100 shares issued and outstanding which were purchased by Mr. J. D. Nichols, Chairman of the Board of Directors of the Sponsor and of the Fund. In addition, Mr. Nichols has given the Guarantor a non-interest bearing demand note receivable for $10,000,000, the receivable of which is included in additional paid-in capital. No statements of cash flows are presented as there are no cash transactions to report during the three years ended December 31, 2004.

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

Note 2 — Commitments

NTS Guaranty Corporation, has guaranteed that, at the time that the Fund is liquidated and dissolved, the total distributions the Fund has made to stockholders from all sources during its existence is at least equal to the original capital contributions attributable to the then outstanding shares. As of December 31, 2004, the original capital contributions attributable to the Fund’s outstanding shares were $63,690,000 and the Fund had paid distributions of approximately $23,141,000.

Any liability of the Guarantor under the guaranty is expressly limited to its assets. The Guarantor holds a $10 million demand note receivable from Mr. J.D. Nichols, sole stockholder of Guarantor and Chairman of the Board of Directors of the Sponsor. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty. The Guarantor may in the future guarantee obligations of other third parties including guaranties of obligations owed by our affiliates to other entities.

The Fund is a finite life entity. Its organizational documents require it to commence an orderly liquidation by December 31, 2008. Delaware law, its state of incorporation, provides for a three-year period after the initiation of its liquidation to wind up its affairs and issue final distributions to stockholders.

In connection with an ongoing review of the status of the Fund’s properties and progress to liquidation, the Fund has undertaken a preliminary analysis as to the approximate total distributions which it anticipates making to its stockholders through dissolution. As final liquidating distributions are not likely for 5-7 years, these estimates may change significantly prior to dissolution.

Based on the preliminary analysis referred to above and the $10,000,000 to be provided by the Guarantor, the remaining amount projected to be distributed to the Fund’s stockholders appears to be sufficient to meet the return of capital guaranty to stockholders.

Note 3 — Guaranty Liability

The Fund’s analysis, prepared as of December 31, 2004, as to the approximate total distributions which it anticipates making to its stockholders through dissolution were not estimated to return the original capital contributions attributable to its outstanding shares. As a result, the estimated distributions the Fund can pay, according to its analysis, is approximately $10 million less than the amount of distributions necessary to return the original capital contributions. We recognized a liability and recorded a charge for the guarantee in the amount of $10,000,000. No tax impact of the charge is reflected in our statements of operations because the deferred tax asset related to the charge has been fully reserved.

Item 9 — Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

The President of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company (the equivalent of the Chief Financial Officer of the Company) have evaluated our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the President of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company concluded that our disclosure controls and procedures were effective as of December 31, 2004. There were no material changes in our internal controls over financial reporting during the fourth quarter of 2004.

PART III

Item 10 — Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2005.

Item 11 — Executive Compensation

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2005.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2005.

Item 13 — Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2005.

Item 14 — Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2005.

PART IV

Item 15 - Exhibits and Consolidated Financial Statement Schedules

1 — Consolidated Financial Statements

The consolidated financial statements for the NTS Mortgage Income Fund, Orlando Lake Forest Joint Venture and the NTS Guaranty Corporation, along with the reports from Ernst & Young LLP dated March 11, 2005, appear in Part II, Item 8.

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

Date: March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

/s/ J. D. Nichols	Date: March 29, 2005

J. D. Nichols,
Chairman of the Board of Directors

/s/ Gerald B. Brenzel	Date: March 29, 2005

Gerald B. Brenzel, Director

/s/ Robert M. Day	Date: March 29, 2005

Robert M. Day, Director

/s/ Gerald B. Thomas	Date: March 29, 2005

Gerald B. Thomas, Director

/s/ Robert A. Guimbarda	Date: March 29, 2005

Robert A. Guimbarda, Director

/s/ Gregory A. Wells	Date: March 29, 2005

Gregory A. Wells
Chief Financial Officer of NTS Development Company

The Fund will deliver to its stockholders an annual report containing the Fund's consolidated financial statements and proxy material.