Form 10-Q
period 2005-03-31
NTS MORTGAGE INCOME FUND
filed 2005-05-13
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

N/A
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

As of March 31, 2005, the registrant had approximately 3,187,000 shares of common stock outstanding.

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	4

	Consolidated Statements of Operations for the Three Moonths Ended March 31, 2005 and 2004	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	6

	Notes to Consolidated Financial Statements	7-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II — OTHER INFORMATION

Items 1 - 6	25

Signatures	26

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        Some of the statements included in this quarterly report on Form 10-Q, particularly those included in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may be considered “forward-looking statements” because the statements relate to matters which have not yet occurred. For example, phrases such as “we anticipate,” “believe” or “expect” indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may, or may not, occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to update these forward-looking statements.

        Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission. Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I – FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

NTS MORTGAGE INCOME FUND
CONSOLIDATED BALANCE SHEETS

                                                                                   (UNAUDITED)
                                                                               ---------------------    --------------------
                                                                                      As of                    As of
                                                                                  March 31, 2005         December 31, 2004
                                                                               ---------------------    --------------------
ASSETS
    Cash and equivalents                                                     $          1,400,830     $          1,309,537
    Membership initiation fees and other accounts receivable, net
      of allowance of approximately $109,000 and $134,000, respectively                   489,367                  519,016
    Notes receivable                                                                      518,651                  545,055
    Inventory                                                                          26,717,672               26,637,219
    Property and equipment, net of accumulated depreciation of
      approximately $1,424,000 and $1,371,000, respectively                             3,155,017                3,187,785
    Investment in unconsolidated affiliate                                              2,599,346                2,265,179
    Other assets                                                                          281,826                  236,569
                                                                               ---------------------    --------------------

    TOTAL ASSETS                                                             $         35,162,709     $         34,700,360
                                                                               =====================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable and accrued expenses                                    $          2,208,340     $          1,801,897
    Accounts payable and accrued expenses - affiliates                                 12,304,695               13,087,453
    Mortgages and notes payable                                                         2,759,741                1,831,975
    Other liabilities                                                                     485,570                  341,080
                                                                               ---------------------    --------------------

    TOTAL LIABILITIES                                                                  17,758,346               17,062,405

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS’EQUITY
    Common stock, $0.001 par value, 6,000,000 shares
      authorized; 3,187,333 shares issued and outstanding                                   3,187                    3,187
    Additional paid-in-capital                                                         54,163,397               54,163,397
    Accumulated deficit                                                               (36,762,221)             (36,528,629)
                                                                               ---------------------    --------------------

TOTAL STOCKHOLDERS' EQUITY                                                             17,404,363               17,637,955
                                                                               ---------------------    --------------------

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY                                    $         35,162,709     $         34,700,360
                                                                               =====================    ====================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                               ---------------------------------------------
                                                                                       2005                    2004
                                                                               ---------------------    --------------------

REVENUES
    Lot sales, net of discounts                                              $          1,807,193     $          3,035,955
    Cost of sales                                                                      (1,216,646)              (2,498,122)
                                                                               ---------------------    --------------------

    Gross profit                                                                          590,547                  537,833

    Country Club revenue                                                                  341,759                  309,276
    Interest income on cash equivalents and miscellaneous income                           13,547                   39,431
                                                                               ---------------------    --------------------

                                                                                          945,853                  886,540
                                                                               ---------------------    --------------------

EXPENSES
    Selling, general and administrative - affiliates                                      369,105                  478,038
    Selling, general and administrative                                                   494,382                  415,060
    Interest expense                                                                            -                      168
    Other taxes and licenses                                                               23,452                    4,701
    Depreciation and amortization expense                                                  24,750                   30,749
    Country Club operations                                                               601,923                  484,125
                                                                               ---------------------    --------------------

    TOTAL OPERATING EXPENSES                                                            1,513,612                1,412,841
                                                                               ---------------------    --------------------

    Loss before other income and income taxes                                            (567,759)                (526,301)
    Income from investment in unconsolidated affiliate                                    334,167                   80,009
                                                                               ---------------------    --------------------

    Loss before income taxes                                                             (233,592)                (446,292)

    Income taxes                                                                                -                        -
                                                                               ---------------------    --------------------

    Net loss                                                                 $           (233,592)    $           (446,292)
                                                                               =====================    ====================

    Net loss per share of common stock                                       $              (0.07)    $              (0.14)
                                                                               =====================    ====================

    Weighted average number of shares                                                   3,187,333                3,187,333
                                                                               =====================    ====================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                               ---------------------------------------------
                                                                                       2005                    2004
                                                                               ---------------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                 $           (233,592)    $           (446,292)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation and amortization expense                                                24,750                   30,749
      Income from investment in unconsolidated affiliate                                 (334,167)                 (80,009)
      Changes in assets and liabilities:
        Membership initiation fees and other accounts receivable                           29,649                  134,800
        Notes receivable                                                                   26,404                   44,475
        Inventory                                                                         (41,081)                 832,308
        Accounts payable and accrued expenses                                             406,443                  324,652
        Other liabilities                                                                 144,490                   64,183
        Other assets                                                                      (57,147)                (119,168)
                                                                               ---------------------    --------------------

    Net cash (used in) provided by operating activities                                   (34,251)                 785,698
                                                                               ---------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                    (19,464)                 (18,145)
                                                                               ---------------------    --------------------

    Net cash used in investing activities                                                 (19,464)                 (18,145)
                                                                               ---------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITES
    Accounts payable - affiliates                                                        (782,758)                  99,397
    Proceeds from mortgages and notes payable                                           3,130,047                1,805,989
    Payments on mortgages and notes payable                                            (2,202,281)              (2,903,500)
                                                                               ---------------------    --------------------

    Net cash provided by (used in) financing activities                                   145,008                 (998,114)
                                                                               ---------------------    --------------------

    Net increase (decrease) in cash and equivalents                                        91,293                 (230,561)

    CASH AND EQUIVALENTS, beginning of period                                           1,309,537                  889,675
                                                                               ---------------------    --------------------

    CASH AND EQUIVALENTS, end of period                                      $          1,400,830     $            659,114
                                                                               =====================    ====================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

        The unaudited consolidated financial statements included herein should be read in conjunction with NTS Mortgage Income Fund’s 2004 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2005. In the opinion of the Fund’s management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months ended March 31, 2005 and 2004. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to the Fund or its interests in its properties and joint venture.

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

        NTS/LFII is in the process of developing approximately 1,109 residential lots of land located in Louisville, Kentucky into a single-family residential community (Lake Forest). Lake Forest has amenities consisting of a clubhouse, pools, tennis courts, recreation fields and several lakes and a country club with a championship golf course.

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

        Inventory consists of approximately the following as of March 31, 2005:

                                                                                     (UNAUDITED)
                                                           -----------------------------------------------------------------
                                                                 NTS/LFII               NTS/VA             Consolidated
                                                           --------------------- ---------------------  --------------------
Land held for future development,
  under development and completed lots                   $           674,000   $        16,601,000    $        17,275,000

Country club (net of $9,143,000
  membership initiation fees)                                        190,000                     -                190,000

Amenities                                                             50,000             9,203,000              9,253,000
                                                           --------------------- ---------------------  --------------------

                                                         $           914,000   $        25,804,000    $        26,718,000
                                                           ===================== =====================  ====================

     Items capitalized to inventory for the
     three months ended March 31, 2005

Capitalized interest                                     $             1,000   $            26,000    $            27,000
                                                           ===================== =====================  ====================

Capitalized property taxes                               $             2,000   $            47,000    $            49,000
                                                           ===================== =====================  ====================

Inventory consists of approximately the following as of December 31, 2004:

                                                                 NTS/LFII               NTS/VA             Consolidated
                                                           --------------------- ---------------------  --------------------
Land held for future development,
  under development and completed lots                   $           283,000   $        16,678,000    $        16,961,000

Country club (net of $9,134,000
  membership initiation fees)                                        219,000                     -                219,000

Amenities                                                             54,000             9,403,000              9,457,000
                                                           --------------------- ---------------------  --------------------

                                                         $           556,000   $        26,081,000    $        26,637,000
                                                           ===================== =====================  ====================
     Items capitalized to inventory for 2004

Capitalized interest                                     $             3,000   $           374,000    $           377,000
                                                           ===================== =====================  ====================

Capitalized property taxes                               $            10,000   $           188,000    $           198,000
                                                           ===================== =====================  ====================

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

Note 8 – Property and Equipment

        The following schedule provides an analysis of our approximate investment in property and equipment:

                                                                                (UNAUDITED)
                                                                          ------------------------
                                                                                   As of                     As of
                                                                              March 31, 2005           December 31, 2004
                                                                          ------------------------  ------------------------
Land and buildings                                                      $          3,313,000      $          3,313,000

Equipment                                                                          1,266,000                 1,246,000
                                                                          ------------------------  ------------------------

                                                                                   4,579,000                 4,559,000

     Less accumulated depreciation                                                 1,424,000                 1,371,000
                                                                          ------------------------  ------------------------

                                                                        $          3,155,000      $          3,188,000
                                                                          ========================  ========================

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

        The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement. As of March 31, 2005 and December 31, 2004, our percentage interest was 50%, and our investment balance in the Joint Venture was approximately $2,599,000 and $2,265,000, respectively. Our share of the Joint Venture’s net income for the three months ended March 31, 2005 and 2004 was approximately $334,000 and $80,000, respectively.

        Presented below are approximate condensed balance sheets for the Joint Venture as of March 31, 2005 and December 31, 2004, and approximate condensed statements of operations for the three months ended March 31, 2005 and 2004:

                                                                                (UNAUDITED)
                                                                          ------------------------
                                                                              March 31, 2005           December 31, 2004
                                                                          ------------------------  ------------------------
Condensed Balance Sheets
Inventory                                                               $            2,637,000    $            3,262,000
Other, net                                                                           3,116,000                 2,323,000
                                                                          ------------------------  ------------------------

     Total assets                                                       $            5,753,000    $            5,585,000
                                                                          ========================  ========================

Other liabilities                                                                      554,000                 1,055,000
Equity                                                                               5,199,000                 4,530,000
                                                                          ------------------------  ------------------------

     Total liabilities and equity                                       $            5,753,000    $            5,585,000
                                                                          ========================  ========================

                                                                                             (UNAUDITED)
                                                                          --------------------------------------------------
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                          --------------------------------------------------
                                                                                   2005                      2004
                                                                          ------------------------  ------------------------
Condensed Statements of Operations
Lot sales, net of discounts                                             $            2,066,000    $            1,702,000
Cost of sales                                                                       (1,133,000)               (1,182,000)
Other expenses, net                                                                   (265,000)                 (360,000)
                                                                          ------------------------  ------------------------

     Net income                                                         $              668,000    $              160,000
                                                                          ========================  ========================

Note 11 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                                                   (UNAUDITED)
                                                                              ----------------------
                                                                                 March 31, 2005         December 31, 2004
                                                                              ----------------------  ----------------------
Mortgage loan payable to a bank in the amount of $5,000,000, bearing interest at the Prime Rate, with a revolving principal balance and interest payable monthly, due May 1, 2006, secured by approximately 500
acres of undeveloped land at NTS/VA.                                        $                  -    $                  -

Note payable to a bank in the amount of $9,000,000, bearing interest at
8.25%, payable monthly, due May 1, 2006, secured by a $3,701,155
Certificate of Deposit owned by NTS Financial Partnership, an affiliate of
the Fund.                                                                              2,356,503               1,405,810

Warehouse line of credit agreement with a bank, bearing interest at the
Prime Rate + .75% , due June 15, 2005, secured by notes receivable, principal payments consist of payments received from notes receivable
securing the obligation                                                                  283,954                 297,979

Other                                                                                    119,284                 128,186
                                                                              ----------------------  ----------------------

                                                                            $          2,759,741    $          1,831,975
                                                                              ======================  ======================

        We anticipate seeking renewals or refinancing the debts coming due within the next twelve months with our existing creditors, however, there can be no assurances that we will be successful in doing so. The Prime Rate was 5.75% on March 31, 2005 and 5.25% on December 31, 2004.

        We recently amended and restated our mortgage loan. It is secured by approximately 500 acres of undeveloped land at the NTS/VA project. All previous security and collateral pledges were released. Paydowns from lot sales are no longer required. The loan is a revolver, with $300,000 of the credit commitment set aside as an interest reserve. The maximum amount outstanding at any time shall be no greater than $4,700,000.

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

Note 13 — Related Party Transactions

        During 2004, an affiliate of the Fund, Cedar Creek Virginia LLC, entered into an agreement to purchase 13 lots from the Fund for the purpose of building homes on speculation for sale to individuals. Cedar Creek Virginia LLC is partially owned by J.D. Nichols and Brian F. Lavin, our Chairman and President, respectively. The Fund agreed to defer actual sale of these lots until final closing where each home would be sold to an individual purchaser. The lot price in the agreement was determined by comparing the sales price of competitive lots within the NTS/VA Fawn Lake Development. We have sold 8 lots for $650,000 as of March 31, 2005 under this agreement.

        As of March 31, 2005, the Sponsor or an affiliate owned approximately 606,000 shares of the Fund. The Fund has entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

Property Management Agreements

        The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Residential Management Company under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the “Management Agreements”). NTS Management is a wholly-owned subsidiary of NTS Development Company (“NTS Development”). NTS Development is a wholly-owned subsidiary of the Fund’s Sponsor. The Management Agreements have been renewed through December 31, 2008. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, will be entitled to an overhead recovery and will accrue an incentive payment payable as provided therein.

        These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the property management agreements, we were charged the following amounts for the three months ended March 31, 2005 and 2004. These amounts are reflected in selling, general and administrative — affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements.

                                                                                             (UNAUDITED)
                                                                          --------------------------------------------------
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                          --------------------------------------------------
                                                                                   2005                      2004
                                                                          ------------------------  ------------------------
Personnel related costs:
  Financing and accounting                                              $              81,000     $               66,000
  Data processing                                                                       5,000                      7,000
  Human resources                                                                      17,000                     14,000
  Executive and administrative services                                                49,000                     31,000
  Sales and marketing                                                                 112,000                    223,000
  Legal                                                                                28,000                     14,000
                                                                          ------------------------  ------------------------

     Total personnel related costs                                                    292,000                    355,000
                                                                          ------------------------  ------------------------

Rent                                                                                    6,000                      5,000
                                                                          ------------------------  ------------------------

     Total expense reimbursements                                       $             298,000     $              360,000
                                                                          ========================  ========================

        Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. Overhead recovery for the three months ended March 31, 2005 and 2004 was approximately $71,000 and $118,000, respectively. These amounts are classified with selling, general and administrative-affiliates in the accompanying consolidated statements of operations.

        There were also expense reimbursements of approximately $362,000 and $228,000 accrued to NTS Management or an affiliate during the three months ended March 31, 2005 and 2004, respectively, for Fawn Lake Country Club. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $15,000 and $12,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club for the three months ended March 31, 2005 and 2004.

        The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders’ original capital contribution. As of March 31, 2005, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of March 31, 2005, no amount had been accrued as an incentive payment in our consolidated financial statements.

Accounts Payable and Accrued Expenses — Affiliates

        As of March 31, 2005, we owed approximately $12,305,000 to affiliates for fees and reimbursements, including $11,093,000 owed to NTS Development and NTS Management for salary and overhead reimbursements included in accounts payable and accrued expenses — affiliates.

        NTS Development and NTS Management have agreed to defer, until March 31, 2006, amounts owed to them by us as of December 31, 2004 and those amounts accruing from January 1, 2005 through March 31, 2006, other than as permitted by our cash flows. There can be no assurances that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2006.

Note 14 — Country Club Accounting

        Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three months ended March 31, 2005 and 2004:

                                                                                             (UNAUDITED)
                                                                          --------------------------------------------------
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                          --------------------------------------------------
                                                                                   2005                      2004
                                                                          ------------------------  ------------------------
Condensed Statements of Operations
Revenues
Operating revenue                                                       $              342,000    $               309,000
                                                                          ------------------------  ------------------------

     Total revenues                                                                    342,000                    309,000

Expenses
Cost of goods sold                                                                      48,000                     57,000
Selling, general and administrative - affiliates                                       361,000                    240,000
Selling, general and administrative                                                    166,000                    162,000
Depreciation                                                                            27,000                     25,000
                                                                          ------------------------  ------------------------

     Total expenses                                                                    602,000                    484,000
                                                                          ------------------------  ------------------------

Net loss                                                                $             (260,000)   $              (175,000)
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

        A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on its history of operating losses and its expectations for the future, that it is more likely than not that the net deferred tax assets on March 31, 2005 and December 31, 2004, will not be realized and have provided a valuation allowance for the net deferred tax assets. We have a federal net operating loss carryforward of approximately $26,128,000 expiring during various years beginning in 2012 and ending in 2024.

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

        NTS/LFII and NTS/VA have various certificates of deposit, bonds and letters of credits outstanding to governmental agencies and utility companies. NTS/VA had outstanding letters of credit totaling approximately $767,000 at March 31, 2005. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

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

Note 17 — Guaranties to the Fund

        NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to shareholders from all sources during our existence is at least equal to the original capital contributions attributable to our then outstanding shares. As of March 31, 2005, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

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

        During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” requires that the Club be reported separately from inventory on our balance sheets within property and equipment. The assets’ estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the March 31, 2005 and December 31, 2004, balance sheets as an asset held for use pursuant to SFAS No. 144 and is being depreciated according to our normal depreciation policy.

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

Results of Operations

        The following tables include our selected summarized operating data for the three months ended March 31, 2005 and 2004. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                                     Three Months Ended March 31, 2005
                                                ----------------------------------------------------------------------------
                                                         MIF             NTS/LFII            NTS/VA             Total
                                                ----------------------------------------------------------------------------
Lot sales, net of discounts                     $               -  $         317,000  $       1,490,000  $      1,807,000
Cost of sales                                                   -            (94,000)        (1,123,000)       (1,217,000)
Country Club income                                             -                  -            342,000           342,000
Interest and miscellaneous income                           6,000              4,000              4,000            14,000
Operating expenses                                       (132,000)          (155,000)          (600,000)         (887,000)
Country Club expenses                                           -                  -           (602,000)         (602,000)
Depreciation and amortization                                   -                  -            (25,000)          (25,000)
Income from investment in
  unconsolidated affiliate                                334,000                  -                  -           334,000
Net (loss) income                                         208,000             72,000           (514,000)         (234,000)

                                                                     Three Months Ended March 31, 2004
                                                ----------------------------------------------------------------------------
                                                         MIF             NTS/LFII            NTS/VA             Total
                                                ----------------------------------------------------------------------------
Lot sales, net of discounts                     $              -   $         801,000  $       2,235,000  $      3,036,000
Cost of sales                                                  -            (705,000)        (1,793,000)       (2,498,000)
Country Club income                                            -                   -            309,000           309,000
Interest and miscellaneous income                              -                   -             39,000            39,000
Operating expenses                                       (87,000)           (176,000)          (634,000)         (897,000)
Country Club expenses                                          -                   -           (484,000)         (484,000)
Depreciation and amortization                                  -                   -            (31,000)          (31,000)
Income from investment in
  unconsolidated affiliate                                80,000                   -                  -            80,000
Net loss                                                  (7,000)            (80,000)          (359,000)         (446,000)

        The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations and line items for which there was a material change between the three months ending March 31, 2005 and 2004.

Revenues

        Revenue from lot sales decreased to $1,807,000 in the three months ended March 31, 2005, from $3,036,000 in the comparable period in 2004. The decrease of $1,229,000, or 40%, was the result of our selling 16 lots in the three months ending March 31, 2005, as compared with 22 lots in the comparable period in 2004.

        Additionally, there was a decrease in the average sales price to $113,000 in the three months ended March 31, 2005 from $138,000 due to one lot being sold for approximately $500,000 in the comparable period in 2004.

Cost of Sales

        Cost of sales decreased to $1,217,000 in the three months ended March 31, 2005, from $2,498,000 in the comparable period in 2004. The decrease of $1,281,000, or 51%, was due to the sale of fewer lots in 2005.

        Presented below are the gross profit margins for the three months ended March 31, 2005 and 2004:

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                        ----------------------------------------------------
                                                                                  2005                       2004
                                                                        -------------------------   ------------------------
NTS/LFII                                                                          70%                         12%
NTS/VA                                                                            25%                         20%

     Combined gross profit margins                                                33%                         18%

        The increase in gross margin percentages for the three months ended March 31, 2005 as compared with the comparable period in 2004 is due to revised estimates of the ultimate sales values, development costs and absorption periods for both NTS/LFII and NTS/VA. As a result of the inherent economic volatility of residential real estate, we cannot be certain that the current estimated gross profit percentages will not be revised in the future.

        NTS/LFII’s increased profit margin in 2005 is a result of the near term completion of this development. With fewer than 40 lots remaining to be developed, our expected development costs have become more predictable with fewer anticipated contingencies. We have already recognized the costs of sales associated with the sale of land to Lake Forest Fairways, LLC (“Fairways”). We will only recognize revenue from this transaction once our costs are recovered as Fairways’ remaining 77 home units are sold. One remaining tract of land is expected to be sold as a parcel for a 48 home unit project.

        We periodically review the value of land and inventories and determine whether any impairment charges are needed to reflect declines in value. We did not record any impairment charges during the periods ended March 31, 2005 and 2004. The estimated net realizable value of real estate inventories represents our best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

        The income and expenses of the Fawn Lake Country Club have been included in our statements of operations. It is our intention to sell the Club as a single asset.

        Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three months ended March 31, 2005 and 2004:

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                          --------------------------------------------------
                                                                                   2005                      2004
                                                                          ------------------------  ------------------------
Condensed Statements of Operations
Revenues
Operating revenue                                                       $               342,000   $               309,000
                                                                          ------------------------  ------------------------

     Total revenues                                                                     342,000                   309,000

Expenses
Cost of goods sold                                                                       48,000                    57,000
Selling, general and administrative - affiliates                                        361,000                   240,000
Selling, general and administrative                                                     166,000                   162,000
Depreciation                                                                             27,000                    25,000
                                                                          ------------------------  ------------------------

     Total expenses                                                                     602,000                   484,000
                                                                          --------------------------------------------------

Net loss                                                                $              (260,000)  $              (175,000)
                                                                          ========================  ========================

Expenses

        Selling, general and administrative – affiliates expenses were approximately $369,000 and $478,000, respectively for the three months ended March 31, 2005 and 2004. The decrease of $109,000, or 23%, was primarily a result of the decrease of approximately $85,000 in salaries commissions due to less lot sales to individuals and a decrease in the overhead recovery fee on cash receipts of approximately $47,000 offset by legal salaries of approximately $25,000. The decrease in the overhead recovery fee is a direct result of the cash receipts from decreased lot sales, as compared to the same period in 2004.

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

        Selling, general and administrative expenses were approximately $494,000 and $415,000, respectively for the three months ended March 31, 2005 and 2004. The increase of $79,000, or 19%, was primarily a result of an increase in advertising and marketing of approximately $61,000 and an increase in legal fees of approximately $18,000, for the three months ended March 31, 2005, compared to the same period in 2004.

        Selling, general and administrative expenses include directors’ fees, legal, outside accounting, other investor related cost, repairs and maintenance cost. Selling, general and administrative expenses also include those costs incurred for marketing related activities.

        Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries borrowings as well as in the capitalization percentage. For the three months ended March 31, 2005 and 2004, approximately $27,000 and $133,000, respectively, was capitalized in inventory. The decrease in total interest is primarily due to the decrease in outstanding balances of loans.

        No benefit or provision for income taxes was provided during the three months ended March 31, 2005 and 2004, as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized.

Liquidity and Capital Resources

        The primary sources of our liquidity are the ability of us and our subsidiaries, NTS/LFII and NTS/VA, to continue to defer payment of amounts owed to NTS Development Company and NTS Residential Management Company, to draw upon our mortgage loan and the net proceeds retained from sales of residential lots and homes owned by our subsidiaries and the Joint Venture.

        Under the terms of our mortgage loan, we may draw up to $4,700,000 for certain development costs in accordance with the provisions of the loan agreement. The available balance is not immediately drawable except for the items included in the loan agreement. As of March 31, 2005, the loan balance was $0. Failure to generate sufficient proceeds from lot sales or the lack of further availability under the development loan may have a material adverse effect on our liquidity and capital resources.

        The following table summarizes our sources/uses of cash flow for the three months ended March 31, 2005 and 2004, respectively:

                                                                                             (UNAUDITED)
                                                                           -------------------------------------------------
                                                                                          Three Months Ended
                                                                                              March 31,
                                                                           -------------------------------------------------
                                                                                    2005                      2004
                                                                           ------------------------  -----------------------
Operating activities                                                     $              (34,251)   $               785,698
Investing activities                                                                    (19,464)                   (18,145)
Financing activities                                                                    145,008                   (998,114)
                                                                           ------------------------  -----------------------

Net increase (decrease) in cash and equivalents                          $               91,293    $              (230,561)
                                                                           ========================  =======================

        Cash used in operating activities was approximately $34,000 for the three months ended March 31, 2005. The primary components of the cash used in operating activities were income on investment in unconsolidated affiliate of approximately $334,000 and an increase in accounts payable of approximately $406,000, which were partially offset by a net loss of approximately $234,000. The increase in accounts payable is due to amounts owed to vendors related to development activities.

        Cash provided by operating activities was approximately $786,000 for the three months ended March 31, 2004. The primary components of the cash provided by operating activities were a decrease in inventory of approximately $832,000 and an increase in accounts payable of approximately $325,000, which were partially offset by a net loss of approximately $446,000. The decrease in inventory was due to the liquidation of inventory by lot sales. The increase in accounts payable was due to amounts owed to vendors related to development activities.

        Cash used for investing activities was approximately $19,000 for the three months ended March 31, 2005. The components of the use of cash for investing activities were capital additions at the NTS/VA project of approximately $7,000 for computers and approximately $12,000 for golf operations.

        Cash used for investing activities was approximately $18,000 for the three months ended March 31, 2004. The component of the use of cash for investing activities was capital additions primarily at NTS/VA golf operations.

        Cash provided by financing activities was approximately $145,000 for the three months ended March 31, 2005. The primary component of the cash provided by financing activities was net proceeds related to the notes payable of approximately $928,000 which was partially offset by the continued deferral of accounts payable to affiliates of approximately $783,000 which was owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements.

        Cash used for financing activities was approximately $998,000 for the three months ended March 31, 2004. The primary component of the cash used in financing activities was net payments related to the mortgage loan for NTS/LFII and NTS/VA projects of approximately $1,098,000 which was partially offset by the continued deferral of accounts payable to affiliates of approximately $99,000 which was owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements.

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

        NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we complete our liquidation and dissolve, the total distributions we have made to shareholders from all sources during our existence will be at least equal to the original capital contributions attributable to our then outstanding shares. As of December 31, 2004, the date of our most recent analysis of the status of our properties, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

        In connection with our ongoing review of the status of our properties and progress to liquidation, we have completed our most recent analysis as of December 31, 2004 as to the approximate total distributions which we anticipate making to our shareholders through dissolution. As final liquidating distributions are not likely for several years, these estimates may change significantly prior to dissolution.

        The final liquidating distributions will be made after payment of all of our debts and obligations, including $12,304,695 currently owed to Affiliates of the Sponsor by us, our portion of the $38,756 (as of March 31, 2005 our portion is approximately $19,378) currently deferred and owed to Affiliates of the Sponsor by the Orlando Lake Forest Joint Venture, and the release of collateral provided by Affiliates of the Sponsor securing our $2,356,503 loan from Provident Bank. Based upon the preliminary analysis referred to above, we currently do not anticipate that the ultimate proceeds from future asset sales and final liquidation will be sufficient to return to shareholders an amount equal to original capital contributions attributable to then outstanding shares. Thus, we anticipate the guaranty to be called upon in order to return original capital contributions attributable to the then outstanding shares.

        Any liability of the Guarantor under the guaranty is expressly limited to its assets. The Guarantor holds a $10 million demand note receivable from Mr. J.D. Nichols, Chairman of the Board of Directors of the Sponsor. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty. The Guarantor may in the future guarantee obligations of other third parties, including guaranties of obligations owed by our affiliates to other entities. Based on the preliminary analysis referred to above and the $10,000,000 to be provided for by the Guarantor, the remaining amount projected to be distributed to shareholders appears to be sufficient to meet the return of capital guaranty to shareholders. The amount available for distribution to our shareholders, however, cannot be estimated with any certainty given that final distributions are not likely for several years. This estimate may change significantly prior to dissolution.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

        Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. The Fund’s debt instruments bear interest at both variable and fixed rates as discussed in Note 11 of the Fund’s financial statements. For the three months ended March 31, 2005, a hypothetical 100 basis point increase in interest rates would result in an approximate $5,000 increase in interest expense and an approximate $23,000 decrease in the fair value of debt for the three months then ended. During the three months ended March 31, 2005, the majority of interest expense incurred was capitalized in inventory.

Item 4 — Controls and Procedures

        The President of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company* (the equivalent of the Chief Financial Officer of the Company) have evaluated our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the President of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company concluded that our disclosure controls and procedures were effective as of March 31, 2005. There were no material changes in our internal controls over financial reporting during the first quarter of 2005.

* NTS Development Company provides services to the Company under property management agreements as described in Part II, Note 13 – Related Party Transactions.

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

Date: May 13, 2005