Form 10-Q
period 2005-06-30
NTS MORTGAGE INCOME FUND
filed 2005-08-11
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

NTS MORTGAGE INCOME FUND
(Exact name of registrant as specified in its charter)

Delaware
(State of incorporation or organization)

0-18550
(Commission File No.)

61-1146077
(I.R.S. Employer Identification No.)

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
Yes |X|      No [  ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]      No |X|

As of July 31, 2005, the registrant had approximately 3,187,000 shares of common stock outstanding.

NTS MORTGAGE INCOME FUND

FORM 10-Q

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

PART I — FINANCIAL INFORMATION
ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

NTS MORTGAGE INCOME FUND
Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

	(Unaudited)
	June 30, 2005	December 31, 2004
ASSETS:
Cash and equivalents	$1,966,623	$1,309,537
Membership initiation fees and other accounts receivable, net of allowance
of approximately $130,000 and $134,000, respectively	577,432	519,016
Notes receivable	516,139	545,055
Inventory	22,297,545	26,637,219
Property and equipment, net of accumulated depreciation of approximately
$1,477,000 and $1,371,000, respectively	3,128,107	3,187,785
Investment in unconsolidated affiliate	2,703,317	2,265,179
Other assets	268,289	236,569

Total assets	$31,457,452	$34,700,360

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$1,752,286	$1,801,897
Accounts payable and accrued expenses - affiliates	9,707,638	13,087,453
Mortgages and notes payable	392,447	1,831,975
Other liabilities	438,922	341,080

Total liabilities	12,291,293	17,062,405

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 6,000,000 shares authorized; 3,187,333
shares issued and outstanding	3,187	3,187
Additional paid-in-capital	54,163,397	54,163,397
Accumulated deficit	(35,000,425)	(36,528,629)

Total stockholders' equity	19,166,159	17,637,955

Total liabilities and stockholders' equity	$31,457,452	$34,700,360

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUE:
Lot sales, net of discounts	$9,654,600	$5,765,779	$11,461,793	$8,801,734
Cost of sales	(6,342,267)	(4,698,972)	(7,558,913)	(7,197,094)

Gross profit	3,312,333	1,066,807	3,902,880	1,604,640

Country Club revenue	508,249	443,099	850,009	752,375
Interest income on cash equivalents
and miscellaneous income	14,559	8,189	28,107	47,620

Total revenues	3,835,141	1,518,095	4,780,996	2,404,635

EXPENSES:
Selling, general and administrative -
affiliates	923,723	624,295	1,292,828	1,102,333
Selling, general and administrative .	465,396	415,183	959,778	830,243
Interest expense	--	119	--	287
Other taxes and licenses	29,666	32,792	53,119	37,493
Depreciation and amortization	25,133	28,913	49,883	59,662
Country Club operations	733,398	675,389	1,335,322	1,159,514

Total operating expenses	2,177,316	1,776,691	3,690,930	3,189,532

Income (loss) before other income and
income taxes	1,657,825	(258,596)	1,090,066	(784,897)
Income from investments in unconsolidated
affiliate	103,971	190,354	438,138	270,363

Income (loss) before income taxes	1,761,796	(68,242)	1,528,204	(514,534)

Income taxes	--	--	--	--

NET INCOME (LOSS)	$1,761,796	$(68,242)	$1,528,204	$(514,534)

NET INCOME (LOSS) PER SHARE OF
COMMON STOCK	$.55	$(0.02)	$.48	$(0.16)

Weighted average number of shares	3,187,333	3,187,333	3,187,333	3,187,333

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,528,204	$(514,534)
Adjustments to reconcile net income and loss to net cash provided by operating activities:
Depreciation and amortization expense	49,883	59,662
Income from investment in unconsolidated affiliate	(438,138)	(270,363)
Changes in assets and liabilities:
Membership initiation fees and other accounts receivable	(58,416)	94,787
Notes receivable	28,916	62,219
Inventory	4,422,957	3,996,374
Accounts payable and accrued expenses	(49,611)	(251,402)
Other liabilities	97,842	76,936
Other assets	(59,666)	(114,806)

Net cash provided by operating activities	5,521,971	3,138,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(45,542)	(140,820)

Net cash used in investing activities	(45,542)	(140,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accounts payable - affiliates	(3,379,815)	851,602
Proceeds from mortgages and notes payable	4,281,626	5,340,165
Payments on mortgages and notes payable	(5,721,154)	(9,215,628)

Net cash used in financing activities	(4,819,343)	(3,023,861)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	657,086	(25,808)

CASH AND EQUIVALENTS, beginning of period	1,309,537	889,675

CASH AND EQUIVALENTS, end of period	$1,966,623	$863,867

The accompanying notes to these consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
Notes to Consolidated Financial Statements
(Unaudited)

        The unaudited consolidated financial statements included herein should be read in conjunction with NTS Mortgage Income Fund’s (the “Fund”) 2004 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2005. In the opinion of the Fund’s management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and six months ended June 30, 2005 and 2004. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to the Fund or its interests in its properties and joint venture.

Note 1 — Organization

        The Fund, a Delaware corporation, was formed on September 26, 1988. The Fund operated as a real estate investment trust under the Internal Revenue Code of 1986 (the “Code”), as amended, from its inception through December 31, 1996. The Fund began operating as a “C” corporation under the Code for tax purposes effective January 1, 1997. NTS Corporation is the sponsor of the Fund (the “Sponsor”), NTS Advisory Corporation is the advisor to the Fund (the “Advisor”), and NTS Residential Management Company is the manager to the Fund (“NTS Management”). The Advisor and NTS Management are affiliates of and are under common control with NTS Corporation.

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

        NTS/VA is in the process of developing approximately 1,398 residential lots of land located in the Chancellor District of Spotsylvania County, Virginia, approximately 60 miles south of Washington D.C., into a single-family residential community (Fawn Lake) and has completed a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. Fawn Lake has amenities consisting of a 285-acre lake, clubhouse, pool, tennis courts and boat docks.

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

        Inventory consists of approximately the following as of June 30, 2005:

	(Unaudited)
	NTS/LFII	NTS/VA	Consolidated
Land held for future development,
under development and completed lots	$719,000	$13,836,000	$14,555,000
Country Club
(net of $9,205,000 membership initiation fees)	78,000	--	78,000
Amenities	31,000	7,634,000	7,665,000

	$828,000	$21,470,000	$22,298,000

Items capitalized to inventory for the six months ended June 30, 2005

Capitalized interest	$2,000	$56,000	$58,000

Capitalized property taxes	$5,000	$95,000	$100,000

        Inventory consists of approximately the following as of December 31, 2004:

	NTS/LFII	NTS/VA	Consolidated
Land held for future development,
under development and completed lots	$283,000	$16,678,000	$16,961,000
Country Club
(net of $9,134,000 membership initiation fees)	219,000	--	219,000
Amenities	54,000	9,403,000	9,457,000

	$556,000	$26,081,000	$26,637,000

Items capitalized to inventory in 2004

Capitalized interest	$3,000	$374,000	$377,000

Capitalized property taxes	$10,000	$188,000	$198,000

        The amenities for NTS/LFII and NTS/VA include all common areas, entrance walls, lakes and dams, a maintenance facility, clubhouses, golf courses, swimming pools, tennis courts, sports fields and parks.

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

Note 8 – Property and Equipment

        The following schedule provides an analysis of our approximate investment in property and equipment:

	(Unaudited)
	June 30, 2005	December 31, 2004

Land and buildings	$3,327,000	$3,313,000
Equipment	1,278,000	1,246,000

	4,605,000	4,559,000

Less accumulated depreciation	1,477,000	1,371,000

	$3,128,000	$3,188,000

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

        The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement. As of June 30, 2005 and December 31, 2004, our percentage interest was 50%, and our investment balance in the Joint Venture was approximately $2,703,000 and $2,265,000, respectively. Our share of the Joint Venture’s net income for the three and six months ended June 30, 2005 was approximately $104,000 and $438,000, respectively. Our share of the Joint Venture’s net income for the three and six months ended June 30, 2004 was approximately $190,000 and $270,000, respectively.

        Presented below are approximate condensed balance sheets for the Joint Venture as of June 30, 2005 and December 31, 2004, and approximate condensed statements of operations for the three and six months ended June 30, 2005 and 2004:

	(Unaudited)
	June 30, 2005	December 31, 2004
Condensed Balance Sheets
Inventory	$2,528,000	$3,262,000
Other, net	3,261,000	2,323,000

Total assets	$5,789,000	$5,585,000

Other liabilities	$382,000	$1,055,000
Equity	5,407,000	4,530,000

Total liabilities and equity	$5,789,000	$5,585,000

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Condensed Statements of Operations
Lot sales, net of discounts	$763,000	$2,583,000	$2,830,000	$4,285,000
Cost of sales	(356,000)	(1,817,000)	(1,489,000)	(2,999,000)
Other expenses, net	(199,000)	(385,000)	(465,000)	(745,000)

Net income	$208,000	$381,000	$876,000	$541,000

Note 11 — Mortgages and Notes Payable

        Mortgages and notes payable consist of the following:

	(Unaudited)
	June 30, 2005	December 31, 2004
Mortgage loan payable to a bank in the amount of $5,000,000, bearing interest at the Prime Rate, with a revolving principal balance and interest payable monthly, due May 1, 2006, secured by approximately 500 acres of undeveloped land at NTS/VA	$--	$--

Note payable to a bank in the amount of $9,000,000, bearing interest at 8.25%, payable monthly, due May 1, 2006, secured by a $3,701,155 Certificate of Deposit owned by NTS Financial Partnership, an affiliate of the Fund	--	1,405,810

Warehouse line of credit agreement with a bank, bearing interest at the Prime Rate + .75% , due June 15, 2005, secured by notes receivable, principal payments consist of payments received from notes receivable securing the obligation	282,176	297,979

Other	110,271	128,186

	$392,447	$1,831,975

        We anticipate seeking renewals or refinancing the debts coming due within the next twelve months with our existing creditors, however, there can be no assurances that we will be successful in doing so. The Prime Rate was 6.25% on June 30, 2005 and 5.25% on December 31, 2004.

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

        We are in discussions with the bank to obtain documentation of the extension of the due date on the warehouse line of credit. Although the loan document states that this line of credit automatically renews each year for another one-year period unless notified otherwise, we have not received notice of its cancellation or its renewal.

Note 12 — Revenue Recognition and Cost of Sales

        We recognize revenue and related costs from lot sales using the accrual method in accordance with U.S. generally accepted accounting principles, which is when payment has been received and title, possession and other attributes of ownership have been transferred to the buyer, and we are not obligated to perform significant activities after the sale. The country club recognizes operating revenue as services are performed.

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

Note 13 — Related Party Transactions

        During 2004, an affiliate of the Fund, Cedar Creek Virginia LLC, entered into an agreement to purchase 13 lots from the Fund for the purpose of building homes on speculation for sale to individuals. Cedar Creek Virginia LLC is partially owned by J.D. Nichols and Brian F. Lavin, our Chairman and President, respectively. The Fund agreed to defer actual sale of these lots until final closing where each home would be sold to an individual purchaser. The lot price in the agreement was determined by comparing the sales price of competitive lots within the NTS/VA Fawn Lake Development. We have sold 10 lots for $800,000 as of June 30, 2005 under this agreement.

        As of June 30, 2005, the Sponsor or an affiliate owned approximately 627,000 shares of the Fund. The Fund has entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

        These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the property management agreements, we were charged the following amounts for the three and six months ended June 30, 2005 and 2004. These amounts are reflected in selling, general and administrative — affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Personnel Related Costs
Financing and accounting	$79,000	$70,000	$160,000	$136,000
Data processing	5,000	7,000	10,000	15,000
Human resources	17,000	13,000	34,000	27,000
Executive and administrative services	47,000	39,000	96,000	69,000
Construction management	2,000	--	2,000	--
Sales and marketing	368,000	257,000	480,000	480,000
Legal	31,000	14,000	58,000	28,000

Total personnel related costs	549,000	400,000	840,000	755,000

Rent	6,000	5,000	13,000	10,000

Total expense reimbursements	$555,000	$405,000	$853,000	$765,000

        Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. Overhead recovery for the three and six months ended June 30, 2005 was approximately $369,000 and $440,000, respectively. Overhead recovery for the three and six months ended June 30, 2004 was approximately $219,000 and $337,000, respectively. These amounts are classified with selling, general and administrative-affiliates in the accompanying consolidated statements of operations.

        There were also expense reimbursements of approximately $726,000 and $534,000 accrued to NTS Management or an affiliate during the six months ended June 30, 2005 and 2004, respectively, for Fawn Lake Country Club. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $33,000 and $28,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club for the six months ended June 30, 2005 and 2004.

        The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders’ original capital contribution. As of June 30, 2005, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of June 30, 2005, no amount had been accrued as an incentive payment in our consolidated financial statements.

         Sale of Undeveloped Land

        On March 6, 2001, NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC (“Fairways”), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller’s (NTS/LFII) cost of the property sold. This unrecognized profit is offset against the receivable on the balance sheet. The receivable balance related to this sale was approximately

$94,000 and $123,000, on June 30, 2005 and December 31, 2004, respectively. The transactional values were derived from an independent appraisal performed by Integra Chapman & Bell dated January 4, 2000.

         Accounts Payable and Accrued Expenses - Affiliates

        As of June 30, 2005, we owed approximately $9,708,000 to NTS Development and NTS Management for salary and overhead reimbursements included in accounts payable and accrued expenses — affiliates.

        NTS Development and NTS Management have agreed to defer, until March 31, 2006, amounts owed to them by us as of December 31, 2004 and those amounts accruing from January 1, 2005 through March 31, 2006, other than as permitted by our cash flows. There can be no assurances that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2006.

Note 14 — Country Club Accounting

        Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three and six months ended June 30, 2005 and 2004:

	(Unaudited)
	Three Months Ended June 30,
	2005	2004
Condensed Statements of Operations
Revenues:
Operating revenues	$508,000	$443,000

Total revenues	508,000	443,000

Expenses:
Cost of goods sold	98,000	104,000
Selling, general and administrative - affiliates	398,000	322,000
Selling, general and administrative	209,000	217,000
Depreciation	28,000	32,000

Total expenses	733,000	675,000

Net loss	$(225,000)	$(232,000)

	(Unaudited)
	Six Months Ended June 30,
	2005	2004
Condensed Statements of Operations
Revenues:
Operating revenues	$850,000	$752,000

Total revenues	850,000	752,000

Expenses:
Cost of goods sold	146,000	161,000
Selling, general and administrative - affiliates	759,000	562,000
Selling, general and administrative	375,000	379,000
Depreciation	55,000	57,000

Total expenses	1,335,000	1,159,000

Net loss	$(485,000)	$(407,000)

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

        A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on its history of operating losses and its expectations for the future, that it is more likely than not that the net deferred tax assets on June 30, 2005 and December 31, 2004, will not be realized and have provided a valuation allowance for the net deferred tax assets. We have a federal net operating loss carryforward of approximately $26,128,000 expiring during various years beginning in 2012 and ending in 2024.

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

        NTS/LFII and NTS/VA have various certificates of deposit, bonds and letters of credits outstanding to governmental agencies and utility companies. NTS/VA had outstanding letters of credit totaling approximately $767,000 at June 30, 2005. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

        It is estimated that the homeowners’ association amenities at the Fawn Lake project will be substantially completed by December 2009. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $3,810,000 to complete the homeowners’ association amenities for the project. These costs are estimated to be incurred as follows: $2,101,000 for 2005, $1,346,000 for 2006, $211,000 for 2007, $81,000 for 2008 and $71,000 for 2009.

Note 17 — Guaranties to the Fund

        NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to shareholders from all sources during our existence is at least equal to the original capital contributions attributable to our then outstanding shares. As of June 30, 2005, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

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

        During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” requires that the Club be reported separately from inventory on our balance sheets within property and equipment. The assets’ estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the June 30, 2005 and December 31, 2004, balance sheets as an asset held for use pursuant to SFAS No. 144 and is being depreciated according to our normal depreciation policy.

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

     Income Tax

        No benefit for income taxes was provided during 2005 or 2004 as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized based upon the guidance in SFAS No. 109. See Note 15 to our Consolidated Financial Statements.

Results of Operations

        The following tables include our selected summarized operating data for the three and six months ended June 30, 2005 and 2004. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

	Three Months Ended June 30, 2005
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$--	$2,161,000	$7,494,000	$9,655,000
Cost of sales	--	(621,000)	(5,721,000)	(6,342,000)
Country Club income	--	--	508,000	508,000
Interest and miscellaneous income	1,000	2,000	12,000	15,000
Operating expenses	(143,000)	(231,000)	(1,046,000)	(1,420,000)
Country Club expenses	--	--	(733,000)	(733,000)
Depreciation and amortization	--	--	(25,000)	(25,000)
Income for investment in unconsolidated
affiliate	104,000	--	--	104,000
Net income (loss)	(38,000)	1,311,000	489,000	1,762,000

	Three Months Ended June 30, 2004
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$--	$1,324,000	$4,442,000	$5,766,000
Cost of sales	--	(1,166,000)	(3,533,000)	(4,699,000)
Country Club income	--	--	443,000	443,000
Interest and miscellaneous income	2,000	--	6,000	8,000
Operating expenses	(141,000)	(233,000)	(698,000)	(1,072,000)
Country Club expenses	--	--	(675,000)	(675,000)
Depreciation and amortization	--	--	(29,000)	(29,000)
Income for investment in unconsolidated
affiliate	190,000	--	--	190,000
Net income (loss)	51,000	(75,000)	(44,000)	(68,000)

	Six Months Ended June 30, 2005
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$--	$2,478,000	$8,984,000	$11,462,000
Cost of sales	--	(715,000)	(6,844,000)	(7,559,000)
Country Club income	--	--	850,000	850,000
Interest and miscellaneous income	7,000	5,000	16,000	28,000
Operating expenses	(274,000)	(386,000)	(1,646,000)	(2,306,000)
Country Club expenses	--	--	(1,335,000)	(1,335,000)
Depreciation and amortization	--	--	(50,000)	(50,000)
Income for investment in unconsolidated
affiliate	438,000	--	--	438,000
Net income (loss)	171,000	1,382,000	(25,000)	1,528,000

	Six Months Ended June 30, 2004
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$--	$2,124,000	$6,678,000	$8,802,000
Cost of sales	--	(1,871,000)	(5,326,000)	(7,197,000)
Country Club income	--	--	752,000	752,000
Interest and miscellaneous income	3,000	1,000	44,000	48,000
Operating expenses	(228,000)	(410,000)	(1,332,000)	(1,970,000)
Country Club expenses	--	--	(1,160,000)	(1,160,000)
Depreciation and amortization	--	(1,000)	(59,000)	(60,000)
Income for investment in unconsolidated
affiliate	270,000	--	--	270,000
Net income (loss)	45,000	(157,000)	(403,000)	(515,000)

        The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations and line items for which there was a material change between the three and six months ending June 30, 2005 and 2004.

         Revenues

        Revenue from lot sales increased to $9,655,000 in the three months ended June 30, 2005, from $5,766,000 in the comparable period in 2004. The increase of $3,889,000, or 67%, was the result of our selling 48 lots in the three months ending June 30, 2005, as compared with 37 lots in the comparable period in 2004. There was an increase in the average sales price to $201,000 in the three months ended June 30, 2005 from $156,000 due to three lots being sold for approximately $599,000 and one lot being sold for $629,000 in the comparable period in 2005.

        Revenue from lot sales increased to $11,462,000 in the six months ended June 30, 2005, from $8,802,000 in the comparable period in 2004. The increase of $2,660,000, or 30%, was the result of our selling 64 lots in the six months ending June 30, 2005, as compared with 59 lots in the comparable period in 2004. There was an increase in the average sales price to $179,000 in the six months ended June 30, 2005 from $149,000 due to three lots being sold for approximately $599,000 and one lot being sold for $629,000 in the comparable period in 2005.

         Cost of Sales

        Cost of sales increased to $6,342,000 in the three months ended June 30, 2005, from $4,699,000 in the comparable period in 2004. The increase of $1,643,000, or 35%, was due to the sale of more lots and the increase in average sales price per lot in 2005.

        Cost of sales increased to $7,559,000 in the six months ended June 30, 2005, from $7,197,000 in the comparable period in 2004. The increase of $362,000, or 5%, was due to the sale of more lots in 2005.

        Presented below are the gross profit margins for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	2005	2004	2005	2004
NTS/LFII	71%	12%	71%	12%
NTS/VA	24%	20%	24%	20%

Combined gross profit margins	34%	18%	34%	18%

        The increase in gross margin percentages for 2005 as compared with the comparable periods in 2004 is due to revised estimates of the ultimate sales values, development costs and absorption periods for both NTS/LFII and NTS/VA. As a result of the inherent economic volatility of residential real estate, we cannot be certain that the current estimated gross profit percentages will not be revised in the future.

        NTS/LFII’s increased profit margin in 2005 is a result of the near term completion of this development. With fewer than 25 lots remaining to be developed, our expected development costs have become more predictable with fewer anticipated contingencies. One remaining tract of land is expected to be sold as a parcel for a 48 home unit project.

        We periodically review the value of land and inventories and determine whether any impairment charges are needed to reflect declines in value. We did not record any impairment charges during the periods ended June 30, 2005 and 2004. The estimated net realizable value of real estate inventories represents our best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

        The income and expenses of the Fawn Lake Country Club have been included in our statements of operations. It is our intention to sell the Club as a single asset.

        Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three and six months ended June 30, 2005 and 2004:

	(Unaudited)
	Three Months Ended June 30,
	2005	2004
Condensed Statements of Operations
Revenues:
Operating revenues	$508,000	$443,000

Total revenues	508,000	443,000

Expenses:
Cost of goods sold	98,000	104,000
Selling, general and administrative - affiliates	398,000	322,000
Selling, general and administrative	209,000	217,000
Depreciation	28,000	32,000

Total expenses	733,000	675,000

Net loss	$(225,000)	$(232,000)

	(Unaudited)
	Six Months Ended June 30,
	2005	2004
Condensed Statements of Operations
Revenues:
Operating revenues	$850,000	$752,000

Total revenues	850,000	752,000

Expenses:
Cost of goods sold	146,000	161,000
Selling, general and administrative - affiliates	759,000	562,000
Selling, general and administrative	375,000	379,000
Depreciation	55,000	57,000

Total expenses	1,335,000	1,159,000

Net loss	$(485,000)	$(407,000)

         Expenses

        Selling, general and administrative expenses – affiliates are for actual personnel, marketing and administrative costs as they relate to us, NTS/LFII and NTS/VA which were accrued to NTS Residential Management Company (“NTS Management”). In addition, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of the NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements.

        Selling, general and administrative expenses include directors’ fees, legal, outside accounting, other investor related cost, repairs and maintenance cost. Selling, general and administrative expenses also include those costs incurred for marketing related activities.

        Selling, general and administrative — affiliates expenses were approximately $924,000 and $624,000, respectively for the three months ended June 30, 2005 and 2004. The increase of $300,000, or 48%, was primarily a result of the increase of approximately $120,000 in salaries commissions due to more lot sales to individuals and an increase in the overhead recovery fee on cash receipts of approximately $149,000. The increase in the overhead recovery fee is a direct result of the cash receipts from increased lot sales, as compared to the same period in 2004.

        Selling, general and administrative — affiliates expenses were approximately $1,293,000 and $1,102,000, respectively for the six months ended June 30, 2005 and 2004. The increase of $191,000, or 17%, was primarily a result of the increase of approximately $35,000 in salaries commissions due to more lot sales to individuals and an increase in the overhead recovery fee on cash receipts of approximately $102,000. The increase in the overhead recovery fee is a direct result of the cash receipts from increased lot sales, as compared to the same period in 2004.

        Selling, general and administrative expenses were approximately $465,000 and $415,000, respectively for the three months ended June 30, 2005 and 2004. The increase of $50,000, or 12%, was primarily a result of an increase in insurance expense of approximately $15,000 and an increase in professional fees of approximately $26,000, for the three months ended June 30, 2005, compared to the same period in 2004.

        Selling, general and administrative expenses were approximately $960,000 and $830,000, respectively for the six months ended June 30, 2005 and 2004. The increase of $130,000, or 16%, was primarily a result of an increase in advertising and marketing of approximately $66,000, an increase in insurance expense of approximately $30,000 and an increase in professional fees of approximately $44,000, for the six months ended June 30, 2005, compared to the same period in 2004.

        Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries borrowings as well as in the capitalization percentage. For the six months ended June 30, 2005 and 2004, approximately $58,000 and $223,000, respectively, was capitalized in inventory. The decrease in total interest is primarily due to the decrease in outstanding balances of loans.

        No benefit or provision for income taxes was provided during the three and six months ended June 30, 2005 and 2004, as we have recorded a valuation allowance equal to the amount of the recorded benefit. We have determined that it is more likely than not that the net deferred tax asset will not be realized.

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

        Under the terms of our mortgage loan, we may draw up to $4,700,000 for certain development costs in accordance with the provisions of the loan agreement. The available balance is not immediately drawable except for the items included in the loan agreement. As of June 30, 2005, the loan balance was $0. Failure to generate sufficient proceeds from lot sales or the lack of further availability under the development loan may have a material adverse effect on our liquidity and capital resources.

        The following table summarizes our sources/uses of cash flow for the three and six months ended June 30, 2005 and 2004, respectively:

	Six Months Ended June 30,
	2005	2004
Operating activities	$5,521,971	$3,138,873
Investing activities	(45,542)	(140,820)
Financing activities	(4,819,343)	(3,023,861)

Net increase (decrease) in cash and equivalents	$657,086	$(25,808)

         Cash Flow from Operating Activities

        Cash provided by operating activities was approximately $5,522,000 for the six months ended June 30, 2005. The primary components of the cash provided by operating activities were net income of approximately $1,528,000, income from investment in unconsolidated affiliate of approximately $438,000 and a decrease in inventory of approximately $4,423,000. The decrease in inventory was due to the liquidation of inventory by lot sales.

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

         Cash Flow from Investing Activities

        Cash used in investing activities was approximately $46,000 for the six months ended June 30, 2005. The components of the use of cash for investing activities were capital additions at the NTS/VA project of approximately $13,000 for computers and approximately $33,000 for golf operations.

        Cash used in investing activities was approximately $141,000 for the six months ended June 30, 2004. The component of the use of cash for investing activities was capital additions primarily at NTS/VA golf operations.

         Cash Flow from Financing Activities

        Cash used in financing activities was approximately $4,819,000 for the six months ended June 30, 2005. The primary component of the cash used in financing activities was net payments related to the notes payable of approximately $1,439,000 and the payments related to accounts payable — affiliates of approximately $3,380,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements.

        Cash used in financing activities was approximately $3,024,000 for the six months ended June 30, 2004. The primary component of the cash used in financing activities was net payments related to the development loans for NTS/LFII and NTS/VA projects of approximately $3,875,000 which was partially offset by the continued deferral of accounts payable to affiliates of approximately $852,000 which is owed to NTS Development Company the NTS Residential Management Company for salary and overhead reimbursements.

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

        In the next twelve months, we expect to use approximately $8,000,000 to $11,000,000 of our cash for development costs. We expect future lot sales and borrowings secured by our properties to be the source of this cash. The projected development costs assume demand for lots to continue at the current rate and that weather patterns are near normal for the following twelve months.

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

        The final liquidating distributions will be made after payment of all of our debts and obligations, including $9,707,638 currently owed to Affiliates of the Sponsor by us, our portion of the $7,291 (as of June 30, 2005 our portion is approximately $3,645) currently deferred and owed to Affiliates of the Sponsor by the Orlando Lake Forest Joint Venture. Based upon our most recent analysis referred to above, we currently do not anticipate that the ultimate proceeds from future asset sales and final liquidation will be sufficient to return to shareholders an amount equal to original capital contributions attributable to then outstanding shares. Thus, we anticipate the guaranty to be called upon in order to return original capital contributions attributable to the then outstanding shares.

        Any liability of the Guarantor under the guaranty is expressly limited to its assets. The Guarantor holds a $10 million demand note receivable from Mr. J.D. Nichols, Chairman of the Board of Directors of the Sponsor. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty. The Guarantor may in the future guarantee obligations of other third parties, including guaranties of obligations owed by our affiliates to other entities. Based on our most recent analysis referred to above which includes $10,000,000 to be provided for by the Guarantor, the remaining amount projected to be distributed to shareholders appears to be sufficient to meet the return of capital guaranty to shareholders. The amount available for distribution to our shareholders, however, cannot be estimated with any certainty given that final distributions are not likely for several years. This estimate may change significantly prior to dissolution.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. The Fund’s debt instruments bear interest at both variable and fixed rates as discussed in Note 11 of the Fund’s financial statements. For the six months ended June 30, 2005, a hypothetical 100 basis point increase in interest rates would result in an approximate $5,000 increase in interest expense. During the six months ended June 30, 2005, the majority of interest expense incurred was capitalized in inventory.

ITEM 4 — CONTROLS AND PROCEDURES

        The President of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company* (the equivalent of the Chief Financial Officer of the Company) have evaluated our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the President of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company concluded that our disclosure controls and procedures were effective as of June 30, 2005. There were no material changes in our internal controls over financial reporting during the second quarter of 2005.

* NTS Development Company provides services to the Company under property management agreements as described in Part II, Note 13 – Related Party Transactions.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
None.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5 — OTHER INFORMATION
Not Applicable.

ITEM 6 — EXHIBITS

Exhibit No.
3(a)(2)	Restated Certificate of Incorporation	(2)

3(b)	By-Laws	(2)

10	Material contracts - the agreements whereby the Registrant acquired all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA, and the Property Management Agreements between the Registrant and NTS Management	(3)

10(b)	Form of Guaranty Agreement	(2)

10(c)	Form of Advisory Agreement	(2)

14	Code of Ethics	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(1)

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

(1)	Filed as part of this quarterly report on Form 10-Q.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-11, referencing the exhibit number used in such Registration Statement.

(3)	Incorporated by reference from the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 14, 2998.

(4)	Located on the Registrant’s website www.ntsdevco.com.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS MORTGAGE INCOME FUND By: /s/ Brian F. Lavin —————————————— Brian F. Lavin President of NTS Mortgage Income Fund Date: August 11, 2005