Form 10-Q
period 2005-09-30
NTS MORTGAGE INCOME FUND
filed 2005-11-10
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes [  ]      No |X|

As of November 1, 2005, the registrant had approximately 3,187,000 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

NTS MORTGAGE INCOME FUND
Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

	(Unaudited)
	September 30, 2005	December 31, 2004
ASSETS:
Cash and equivalents	$1,489,379	$1,309,537
Membership initiation fees and other accounts receivable, net of
allowance of approximately $114,000 and $134,000, respectively	551,502	519,016
Notes receivable	485,726	545,055
Inventory	23,421,596	26,637,219
Property and equipment, net of accumulated depreciation of
approximately $1,488,000 and $1,371,000, respectively	3,135,332	3,187,785
Investment in unconsolidated affiliate	2,785,157	2,265,179
Other assets	317,664	236,569

Total assets	$32,186,356	$34,700,360

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$2,601,896	$1,801,897
Accounts payable and accrued expenses - affiliates	8,936,218	13,087,453
Mortgage and notes payable	403,068	1,831,975
Other liabilities	656,462	341,080

Total liabilities	12,597,644	17,062,405

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 6,000,000 shares authorized;
3,187,333 shares issued and outstanding	3,187	3,187
Additional paid-in-capital	54,163,397	54,163,397
Accumulated deficit	(34,577,872)	(36,528,629)

Total stockholders' equity	19,588,712	17,637,955

Total liabilities and stockholders' equity	$32,186,356	$34,700,360

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

REVENUE:
Lot sales, net of discounts	$2,543,290	$2,945,336	$14,005,083	$11,747,070
Cost of sales	1,015,344	2,399,498	8,574,257	9,596,592

Gross profit	1,527,946	545,838	5,430,826	2,150,478

Country Club revenue	539,704	510,074	1,389,712	1,262,450
Interest income on cash equivalents
and miscellaneous income	17,007	10,756	45,113	58,377

Total revenues	2,084,657	1,066,668	6,865,651	3,471,305

EXPENSES:
Selling, general and administrative -
affiliates	525,169	394,582	1,817,996	1,496,915
Selling, general and administrative .	432,183	429,885	1,391,961	1,260,128
Interest expense	--	69	--	357
Other taxes and licenses	20,525	34,035	73,643	71,529
Depreciation and amortization	23,292	26,725	73,174	86,387
Country Club operations	742,777	802,809	2,078,098	1,962,323

Total operating expenses	1,743,946	1,688,105	5,434,872	4,877,639

Income (loss) before other income and
income taxes	340,711	(621,437)	1,430,779	(1,406,334)
Income (loss) from investments in
unconsolidated affiliate	81,840	(12,477)	519,978	257,886

Income (loss) before income taxes	422,551	(633,914)	1,950,757	(1,148,448)

Income taxes	--	--	--	--

NET INCOME (LOSS)	$422,551	$(633,914)	$1,950,757	$(1,148,448)

NET INCOME (LOSS) PER SHARE OF
COMMON STOCK	$0.13	$(0.20)	$0.61	$(0.36)

Weighted average number of shares	3,187,333	3,187,333	3,187,333	3,187,333

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,950,757	$(1,148,448)
Adjustments to reconcile net income and loss to net cash provided by operating activities:
Depreciation and amortization expense	73,174	86,387
Income from investment in unconsolidated affiliate	(519,978)	(257,886)
Changes in assets and liabilities:
Membership initiation fees and other accounts receivable	(32,486)	141,603
Notes receivable	59,329	198,272
Inventory	3,304,939	4,594,191
Accounts payable and accrued expenses	799,999	(677,822)
Other liabilities	315,382	87,231
Other assets	(127,181)	(81,315)

Net cash provided by operating activities	5,823,935	2,942,213

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(63,951)	(157,630)

Net cash used in investing activities	(63,951)	(157,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accounts payable and accrued expenses - affiliates	(4,151,235)	1,714,346
Proceeds from mortgages and notes payable	4,306,517	8,932,249
Payments on mortgages and notes payable	(5,735,424)	(13,378,306)

Net cash used in financing activities	(5,580,142)	(2,731,711)

NET INCREASE IN CASH AND EQUIVALENTS	179,842	52,872

CASH AND EQUIVALENTS, beginning of period	1,309,537	889,675

CASH AND EQUIVALENTS, end of period	$1,489,379	$942,547

The accompanying notes to these consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
Notes to Consolidated Financial Statements
(Unaudited)

        The unaudited consolidated financial statements included herein should be read in conjunction with NTS Mortgage Income Fund’s (the “Fund”) 2004 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2005. In the opinion of the Fund’s management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and nine months ended September 30, 2005 and 2004. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to the Fund or its interests in its properties and joint venture.

Note 1 – Organization

        The Fund, a Delaware corporation, was formed on September 26, 1988. The Fund operated as a real estate investment trust under the Internal Revenue Code of 1986 (the “Code”), as amended, from its inception through December 31, 1996. The Fund began operating as a “C” corporation under the Code for tax purposes effective January 1, 1997. NTS Corporation is the sponsor of the Fund (the “Sponsor”), NTS Advisory Corporation is the advisor to the Fund (the “Advisor”), and NTS Residential Management Company and its successor under assignment, Residential Management Company, is the manager to the Fund (“NTS Management”). The Advisor and NTS Management are affiliates of and are under common control with NTS Corporation.

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

        We also own a 50% interest in the Orlando Lake Forest Joint Venture (the “Joint Venture”). See Note 10 – Investment in Unconsolidated Affiliate for further information pertaining to the investment.

Note 2 – Basis of Accounting

        Our records are maintained on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles.

Note 3 – Principles of Consolidation and Basis of Presentation

        Our consolidated financial statements include the assets, liabilities, revenues and expenses of our wholly-owned subsidiaries (see Note 1). Investments of 50% or less in affiliated companies are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated.

Note 4 – Use of Estimates in the Preparation of Consolidated Financial Statements

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

Note 5 – Cash and Equivalents

        Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

Note 6 – Financial Instruments

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

Note 7 – Inventory

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

        Inventory consists of approximately the following as of September 30, 2005:

	(Unaudited)
	NTS/LFII	NTS/VA	Consolidated
Land held for future development,
under development and completed lots	$389,000	$15,039,000	$15,428,000
Country Club
(net of $9,205,000 membership initiation fees)	23,000	--	23,000
Amenities	14,000	7,957,000	7,971,000

	$426,000	$22,996,000	$23,422,000

Items capitalized to inventory for the nine months ended September 30, 2005

Capitalized interest	$2,000	$73,000	$75,000

Capitalized property taxes	$7,000	$143,000	$150,000

        Inventory consists of approximately the following as of December 31, 2004:

	NTS/LFII	NTS/VA	Consolidated
Land held for future development,
under development and completed lots	$283,000	$16,678,000	$16,961,000
Country Club
(net of $9,134,000 membership initiation fees)	219,000	--	219,000
Amenities	54,000	9,403,000	9,457,000

	$556,000	$26,081,000	$26,637,000

Items capitalized to inventory in 2004

Capitalized interest	$3,000	$374,000	$377,000

Capitalized property taxes	$10,000	$188,000	$198,000

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

Note 8 – Property and Equipment

        The following schedule provides an analysis of our approximate investment in property and equipment:

	(Unaudited)
	September 30, 2005	December 31, 2004
Land and buildings	$3,326,000	$3,313,000
Equipment	1,297,000	1,246,000

	4,623,000	4,559,000

Less accumulated depreciation	1,488,000	1,371,000

	$3,135,000	$3,188,000

Note 9 – Long-Lived Assets

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

Note 10 – Investment in Unconsolidated Affiliate

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

        The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement. As of September 30, 2005 and December 31, 2004, our percentage interest was 50%, and our investment balance in the Joint Venture was approximately $2,785,000 and $2,265,000, respectively. Our share of the Joint Venture’s net income for the three and nine months ended September 30, 2005 was approximately $82,000 and $520,000, respectively. Our share of the Joint Venture’s net (loss) income for the three and nine months ended September 30, 2004 was approximately $(12,000) and $258,000, respectively.

        Presented below are approximate condensed balance sheets for the Joint Venture as of September 30, 2005 and December 31, 2004, and approximate condensed statements of operations for the three and nine months ended September 30, 2005 and 2004:

	(Unaudited)
	September 30, 2005	December 31, 2004
Condensed Balance Sheets
Inventory	$2,348,000	$3,262,000
Other, net	3,519,000	2,323,000

Total assets	$5,867,000	$5,585,000

Liabilities	$297,000	$1,055,000
Equity	5,570,000	4,530,000

Total liabilities and equity	$5,867,000	$5,585,000

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Condensed Statements of Operations
Lot sales, net of discounts	$560,000	$605,000	$3,390,000	$4,890,000
Cost of sales	(315,000)	(422,000)	(1,804,000)	(3,421,000)
Other expenses, net	(81,000)	(208,000)	(546,000)	(953,000)

Net income (loss)	$164,000	$(25,000)	$1,040,000	$516,000

Note 11 – Mortgage and Notes Payable

        Mortgage and notes payable consist of the following:

	(Unaudited)
	September 30, 2005	December 31, 2004
Note payable to a bank in the amount of $9,000,000, bearing interest at 8.25%, payable monthly, due May 1, 2006, secured by a $3,701,155 Certificate of Deposit owned by NTS Financial Partnership, an affiliate of the Fund	$--	$1,405,810

Warehouse line of credit agreement with a bank, bearing interest at the Prime Rate + .75% , due June 15, 2006, secured by notes receivable, principal payments consist of payments received from notes receivable securing the obligation	278,863	297,979

Other	124,205	128,186

	$403,068	$1,831,975

        We anticipate seeking renewals or refinancing the debts coming due within the next twelve months with our existing creditors, however, there can be no assurances that we will be successful in doing so. The Prime Rate was 6.75% on September 30, 2005 and 5.25% on December 31, 2004.

        We recently amended and restated our mortgage loan due May 1, 2006. It is secured by approximately 500 acres of undeveloped land at the NTS/VA project. All previous security and collateral pledges were released. Paydowns from lot sales are no longer required. The loan is a revolver, with $300,000 of the credit commitment set aside as an interest reserve. The maximum amount outstanding at any time shall be no greater than $4,700,000. The balance was $0 on September 30, 2005 and December 31, 2004.

Note 12 – Revenue Recognition and Cost of Sales

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

Note 13 – Related Party Transactions

        During 2004, an affiliate of the Fund, Cedar Creek Virginia LLC, entered into an agreement to purchase 13 lots from the Fund for the purpose of building homes on speculation for sale to individuals. Cedar Creek Virginia LLC is partially owned by J.D. Nichols and Brian F. Lavin, our Chairman and President, respectively. The Fund has deferred the actual sale of these lots until final closing where each home would be sold to an individual purchaser. The lot price in the agreement was determined by comparing the sales price of competitive lots within the NTS/VA Fawn Lake Development. A total of 12 lots have been sold to individual purchasers for a total of $995,000 as of September 30, 2005 under this agreement.

        As of September 30, 2005, the Sponsor or an affiliate owned approximately 637,000 shares of the Fund. The Fund has entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

         Property Management Agreements

        The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Management under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Residential Management Company for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Residential Management Company for the Fawn Lake project (collectively, the “Management Agreements”). NTS Development Company (“NTS Development”) is a wholly-owned subsidiary of the Fund’s Sponsor. The Management Agreements have been renewed through December 31, 2008. Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, will be entitled to an overhead recovery and will accrue an incentive payment payable as provided therein.

        These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects and with respect to the residential projects, but who have multiple residential projects responsibilities some of which may be affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the property management agreements, we were charged the following amounts for the three and nine months ended September 30, 2005 and 2004. These amounts are reflected in selling, general and administrative – affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements.

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Personnel Related Costs
Financing and accounting	$75,000	$65,000	$235,000	$202,000
Data processing	5,000	7,000	16,000	22,000
Human resources	17,000	14,000	52,000	40,000
Executive and administrative services	48,000	34,000	144,000	102,000
Construction management	1,000	--	2,000	--
Sales and marketing	243,000	137,000	723,000	617,000
Legal	28,000	14,000	87,000	42,000

Total personnel related costs	417,000	271,000	1,259,000	1,025,000

Rent	7,000	5,000	19,000	16,000

Total expense reimbursements	$424,000	$276,000	$1,278,000	$1,041,000

        Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. Overhead recovery for the three and nine months ended September 30, 2005 was approximately $101,000 and $540,000, respectively. Overhead recovery for the three and nine months ended September 30, 2004 was approximately $119,000 and $457,000, respectively. These amounts are classified with selling, general and administrative-affiliates in the accompanying consolidated statements of operations.

        There were also expense reimbursements of approximately $1,107,000 and $891,000 accrued to NTS Management or an affiliate during the nine months ended September 30, 2005 and 2004, respectively, for Fawn Lake Country Club. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $51,000 and $47,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club for the nine months ended September 30, 2005 and 2004.

        The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders’ original capital contribution. As of September 30, 2005, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of September 30, 2005, no amount had been accrued as an incentive payment in our consolidated financial statements.

        On July 1, 2005, NTS Residential Management Company assigned its responsibilities and right to receive certain payments (for items accrued after July 1, 2005) under the management agreements to Residential Management Company. The assignment does not relieve NTS Residential Management Company from its rights or duties and obligations to perform its responsibilities under the management agreements. Residential Management Company is owned by our Chairman J.D. Nichols and President Brian F. Lavin. NTS Corporation owns NTS Residential Management Company with a similar ownership and control structure.

         Sale of Undeveloped Land

        On March 6, 2001, NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC (“Fairways”), a limited liability company which was formed between NTS Development and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller’s (NTS/LFII) cost of the property sold. This unrecognized profit is offset against the receivable on the balance sheet. The receivable balance related to this sale was approximately $65,000 and $123,000, on September 30, 2005 and December 31, 2004, respectively. The transactional values were derived from an independent appraisal performed by Integra Chapman & Bell dated January 4, 2000.

         Accounts Payable and Accrued Expenses – Affiliates

        As of September 30, 2005, we owed approximately $8,936,000 to NTS Development, NTS Residential Management Company and Residential Management Company for salary and overhead reimbursements included in accounts payable and accrued expenses – affiliates.

        NTS Development and NTS Management have agreed to defer, until March 31, 2006, amounts owed to them by us as of December 31, 2004 and those amounts accruing from January 1, 2005 through March 31, 2006, other than as permitted by our cash flows. There can be no assurances that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2006.

Note 14 – Country Club Accounting

        Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three and nine months ended September 30, 2005 and 2004:

	(Unaudited)
	Three Months Ended September 30,
	2005	2004
Condensed Statements of Operations
Revenues:
Operating revenues	$540,000	$510,000

Total revenues	540,000	510,000

Expenses:
Cost of goods sold	105,000	106,000
Selling, general and administrative - affiliates	399,000	376,000
Selling, general and administrative	205,000	288,000
Depreciation	34,000	33,000

Total expenses	743,000	803,000

Net loss	$(203,000)	$(293,000)

	(Unaudited)
	Nine Months Ended September 30,
	2005	2004
Condensed Statements of Operations
Revenues:
Operating revenues	$1,390,000	$1,262,000

Total revenues	1,390,000	1,262,000

Expenses:
Cost of goods sold	251,000	267,000
Selling, general and administrative - affiliates	1,158,000	938,000
Selling, general and administrative	580,000	667,000
Depreciation	89,000	90,000

Total expenses	2,078,000	1,962,000

Net loss	$(688,000)	$(700,000)

Note 15 – Income Taxes

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

        A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on its history of operating losses and its expectations for the future, that it is more likely than not that the net deferred tax assets on September 30, 2005 and December 31, 2004, will not be realized and have provided a valuation allowance for the net deferred tax assets. No provision for income was made during 2005 due to our net operating loss carry forwards and unrealized temporary book-tax differences. We have a federal net operating loss carryforward of approximately $26,128,000 expiring during various years beginning in 2012 and ending in 2024. We also have approximately $4,400,000 of inventory in excess of our book balance for tax purposes, which is considered a temporary difference.

Note 16 – Commitments and Contingencies

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

        NTS/LFII and NTS/VA have various certificates of deposit, bonds and letters of credits outstanding to governmental agencies and utility companies. NTS/VA had outstanding letters of credit totaling approximately $50,000 at September 30, 2005. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

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

Note 17 – Guaranties to the Fund

        NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to shareholders from all sources during our existence is at least equal to the original capital contributions attributable to our then outstanding shares. As of September 30, 2005, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

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

        During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” requires that the Club be reported separately from inventory on our balance sheets within property and equipment. The assets’ estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the September 30, 2005 and December 31, 2004, balance sheets as an asset held for use pursuant to SFAS No. 144 and is being depreciated according to our normal depreciation policy.

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

         Income Tax

        No benefit for income taxes was provided during 2004 as we had recorded a valuation allowance equal to the amount of the recorded benefit. No provision for income taxes was made during 2005 due to our net operating loss carry forwards and unrealized temporary book-tax differences. We have determined that it is more likely than not that the net deferred tax asset will not be realized based upon the guidance in SFAS No. 109. See Note 15 to our Consolidated Financial Statements.

Results of Operations

        The following tables include our selected summarized operating data for the three and nine months ended September 30, 2005 and 2004. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

	Three Months Ended September 30, 2005
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$--	$1,984,000	$559,000	$2,543,000
Cost of sales	--	(573,000)	(442,000)	(1,015,000)
Country Club income	--	--	540,000	540,000
Interest and miscellaneous income	--	6,000	11,000	17,000
Operating expenses	(119,000)	(329,000)	(530,000)	(978,000)
Country Club expenses	--	--	(743,000)	(743,000)
Depreciation and amortization	--	--	(23,000)	(23,000)
Income from investment in unconsolidated
affiliate	82,000	--	--	82,000
Net (loss) income	(37,000)	1,088,000	(628,000)	423,000

	Three Months Ended September 30, 2004
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$--	$910,000	$2,035,000	$2,945,000
Cost of sales	--	(803,000)	(1,596,000)	(2,399,000)
Country Club income	--	--	510,000	510,000
Interest and miscellaneous income	--	1,000	10,000	11,000
Operating expenses	(105,000)	(167,000)	(587,000)	(859,000)
Country Club expenses	--	--	(803,000)	(803,000)
Depreciation and amortization	--	--	(27,000)	(27,000)
Loss on investment in unconsolidated affiliate	(12,000)	--	--	(12,000)
Net loss	(117,000)	(59,000)	(458,000)	(634,000)

	Nine Months Ended September 30, 2005
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$--	$4,462,000	$9,543,000	$14,005,000
Cost of sales	--	(1,288,000)	(7,286,000)	(8,574,000)
Country Club income	--	--	1,390,000	1,390,000
Interest and miscellaneous income	7,000	11,000	27,000	45,000
Operating expenses	(394,000)	(714,000)	(2,176,000)	(3,284,000)
Country Club expenses	--	--	(2,078,000)	(2,078,000)
Depreciation and amortization	--	--	(73,000)	(73,000)
Income from investment in unconsolidated
affiliate	520,000	--	--	520,000
Net income (loss)	133,000	2,471,000	(653,000)	1,951,000

	Nine Months Ended September 30, 2004
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$--	$3,035,000	$8,712,000	$11,747,000
Cost of sales	--	(2,674,000)	(6,923,000)	(9,597,000)
Country Club income	--	--	1,262,000	1,262,000
Interest and miscellaneous income	3,000	1,000	54,000	58,000
Operating expenses	(333,000)	(577,000)	(1,918,000)	(2,828,000)
Country Club expenses	--	--	(1,962,000)	(1,962,000)
Depreciation and amortization	--	--	(86,000)	(86,000)
Income from investment in unconsolidated
affiliate	258,000	--	--	258,000
Net loss	(72,000)	(215,000)	(861,000)	(1,148,000)

        The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations and line items for which there was a material change between the three and nine months ending September 30, 2005 and 2004.

         Revenues

        Revenue from lot sales decreased to $2,543,000 in the three months ended September 30, 2005, from $2,945,000 in the comparable period in 2004. The decrease of $402,000, or 14%, was the result of our selling 12 lots in the three months ending September 30, 2005, as compared with 24 lots in the comparable period in 2004. The average sales price increased to $212,000 in the three months ended September 30, 2005 from $123,000 in the comparable period in 2004, due to six lakeside lots being sold for an average of $286,000 each in 2005.

        Revenue from lot sales increased to $14,005,000 in the nine months ended September 30, 2005, from $11,747,000 in the comparable period in 2004. The increase of $2,258,000, or 19%, was the result of our average sales price increasing to $184,000 in the nine months ended September 30, 2005 from $142,000 due to three lots being sold for approximately $599,000 each and one lot being sold for $629,000 in the comparable period in 2005. We sold 76 lots in the nine months ending September 30, 2005, as compared with 83 lots in the comparable period in 2004.

         Cost of Sales

        Cost of sales decreased to $1,015,000 in the three months ended September 30, 2005, from $2,399,000 in the comparable period in 2004. The decrease of $1,384,000, or 58%, was due to the decrease in sales in 2005 compared to 2004 and the decrease in the cost of sales percentage for NTS/LFII in 2005 compared to 2004.

        Cost of sales decreased to $8,574,000 in the nine months ended September 30, 2005, from $9,597,000 in the comparable period in 2004. The decrease of $1,023,000, or 11%, was due to the decrease in the cost of sales percentage for NTS/LFII in 2005 compared to 2004.

        Presented below are the gross profit margins for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NTS/LFII	71%	12%	71%	12%
NTS/VA	21%	22%	24%	21%

Combined gross profit margins	60%	19%	39%	18%

        The increase in gross margin percentages at NTS/VA for the nine months ended September 30, 2005 as compared with the comparable periods in 2004 is due to revised estimates of the ultimate sales values, development costs and absorption periods. The decrease in gross margin percentage at NTS/VA for the three months ended September 30, 2005 as compared with 2004, is primarily due to increased direct costs of sales specifically identifiable to lots sold to individual purchasers. As a result of the inherent economic volatility of residential real estate, we cannot be certain that the current estimated gross profit percentages will not be revised in the future.

        NTS/LFII’s increased profit margin in 2005 is a result of the near term completion of this development. With fewer than 25 lots remaining to be developed, our expected development costs have become more predictable with fewer anticipated contingencies. One remaining tract of land is expected to be sold as a parcel for a 48 home unit project.

        We periodically review the value of land and inventories and determine whether any impairment charges are needed to reflect declines in value. We did not record any impairment charges during the periods ended September 30, 2005 and 2004. The estimated net realizable value of real estate inventories represents our best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

        The income and expenses of the Fawn Lake Country Club have been included in our statements of operations. It is our intention to sell the Club as a single asset.

        Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three and nine months ended September 30, 2005 and 2004:

	(Unaudited)
	Three Months Ended September 30,
	2005	2004
Condensed Statements of Operations
Revenues:
Operating revenues	$540,000	$510,000

Total revenues	540,000	510,000

Expenses:
Cost of goods sold	105,000	106,000
Selling, general and administrative - affiliates	399,000	376,000
Selling, general and administrative	205,000	288,000
Depreciation	34,000	33,000

Total expenses	743,000	803,000

Net loss	$(203,000)	$(293,000)

	(Unaudited)
	Nine Months Ended September 30,
	2005	2004
Condensed Statements of Operations
Revenues:
Operating revenues	$1,390,000	$1,262,000

Total revenues	1,390,000	1,262,000

Expenses:
Cost of goods sold	251,000	267,000
Selling, general and administrative - affiliates	1,158,000	938,000
Selling, general and administrative	580,000	667,000
Depreciation	89,000	90,000

Total expenses	2,078,000	1,962,000

Net loss	$(688,000)	$(700,000)

         Expenses

        Selling, general and administrative expenses – affiliates are for actual personnel, marketing and administrative costs as they relate to us, NTS/LFII and NTS/VA which were accrued to NTS Residential Management Company and Residential Management Company (“NTS Management”). In addition, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of the NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements.

        Selling, general and administrative expenses include directors’ fees, legal, outside accounting, other investor-related expenses and repairs and maintenance costs. Selling, general and administrative expenses also include those costs incurred for marketing related activities.

        Selling, general and administrative – affiliates expenses were approximately $525,000 and $395,000, respectively, for the three months ended September 30, 2005 and 2004. The increase of $130,000, or 33%, was primarily a result of the increase of approximately $96,000 in sales salaries and commissions and approximately $8,000 in taxes and benefits due to more lot sales to individuals and an increase in legal salaries and finance salaries of approximately $15,000 and $10,000, respectively, due to the reallocation of employee’s salaries, as compared to the same period in 2005.

        Selling, general and administrative – affiliates expenses were approximately $1,818,000 and $1,497,000, respectively, for the nine months ended September 30, 2005 and 2004. The increase of $321,000, or 21%, was primarily a result of the increase of approximately $123,000 in commissions due to more lot sales to individuals, an increase in the overhead recovery fee on cash receipts of approximately $84,000 and increases in legal salaries and finance salaries of approximately $45,000 and $32,000, respectively, due to the reallocation of employee’s salaries, as compared to the same period in 2005. The increase in the overhead recovery fee is a direct result of the cash receipts from increased lot sales, as compared to the same period in 2004.

        Selling, general and administrative expenses were approximately $432,000 and $430,000, respectively, for the three months ended September 30, 2005 and 2004. The increase of $2,000, or 0.5%, was primarily a result of an increase in legal and professional fees of approximately $27,000 and increases in other operating expenses offset by a decrease in advertising of approximately $46,000 for the three months ended September 30, 2005, as compared to the same period in 2004.

        Selling, general and administrative expenses were approximately $1,392,000 and $1,260,000, respectively, for the nine months ended September 30, 2005 and 2004. The increase of $132,000, or 10%, was primarily a result of an increase in advertising and marketing of approximately $20,000, an increase in insurance expense of approximately $40,000 and an increase in professional fees of approximately $71,000 for the nine months ended September 30, 2005, as compared to the same period in 2004.

        Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries borrowings as well as in the capitalization percentage. For the nine months ended September 30, 2005 and 2004, approximately $76,000 and $313,000, respectively, was capitalized in inventory. The decrease in total interest is primarily due to the decrease in outstanding balances of loans.

        No benefit for income taxes was provided during the three and nine months ended September 30, 2004, as we have recorded a valuation allowance equal to the amount of the recorded benefit. No provision for income taxes was made during 2005 due to our net operating loss carry forwards and unrealized temporary book-tax differences. We have determined that it is more likely than not that the net deferred tax asset will not be realized.

Liquidity and Capital Resources

        The primary sources of our liquidity are the ability of our subsidiaries, NTS/LFII, NTS/VA and us, to continue to defer payment of amounts owed to NTS Development Company and NTS Residential Management Company, to draw upon our mortgage loan and the net proceeds retained from sales of residential lots and homes owned by our subsidiaries and the Joint Venture.

        Under the terms of our mortgage loan, we may draw up to $4,700,000 for certain development costs in accordance with the provisions of the loan agreement. The available balance is not immediately drawable except for the items included in the loan agreement. As of September 30, 2005, the loan balance was $0. Failure to generate sufficient proceeds from lot sales or the lack of further availability under the development loan may have a material adverse effect on our liquidity and capital resources.

        The following table summarizes our sources/uses of cash flow for the nine months ended September 30, 2005 and 2004, respectively:

	Nine Months Ended September 30,
	2005	2004
Operating activities	$5,823,935	$2,942,213
Investing activities	(63,951)	(157,630)
Financing activities	(5,580,142)	(2,731,711)

Net increase in cash and equivalents	$179,842	$52,872

         Cash Flow from Operating Activities

        Cash provided by operating activities was approximately $5,824,000 for the nine months ended September 30, 2005. The primary components of the cash provided by operating activities were net income of approximately $1,951,000, an increase in accounts payable of approximately $800,000, an increase in lot deposits of approximately $280,000, a decrease in inventory of approximately $3,305,000 and an increase in income from investment in an unconsolidated affiliate of approximately $520,000. The decrease in inventory was due to the liquidation of inventory by lot sales.

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

         Cash Flow from Investing Activities

        Cash used in investing activities was approximately $64,000 for the nine months ended September 30, 2005. The components of the use of cash for investing activities were capital additions at the NTS/VA project of approximately $9,000 for computers and furniture and approximately $55,000 for golf operations.

        Cash used in investing activities was approximately $158,000 for the nine months ended September 30, 2004. The component of the use of cash for investing activities was capital additions primarily at NTS/VA golf operations.

         Cash Flow from Financing Activities

        Cash used in financing activities was approximately $5,580,000 for the nine months ended September 30, 2005. The primary component of the cash used in financing activities was net payments related to the notes payable of approximately $1,429,000 and the payments related to accounts payable – affiliates of approximately $4,151,000, which was owed to NTS Development and NTS Residential Management Company for salary and overhead reimbursements.

        Cash used in financing activities was approximately $2,732,000 for the nine months ended September 30, 2004. The primary component of the cash used in financing activities was net payments related to the development loans for NTS/LFII and NTS/VA projects of approximately $4,446,000, which was partially offset by the continued deferral of accounts payable to affiliates of approximately $1,714,000 which is owed to NTS Development and NTS Residential Management Company for salary and overhead reimbursements.

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

        The final liquidating distributions will be made after payment of all of our debts and obligations, including $8,936,218 currently owed to Affiliates of the Sponsor by us, our portion of the $656 (as of September 30, 2005 our portion is approximately $328) currently deferred and owed to Affiliates of the Sponsor by the Orlando Lake Forest Joint Venture. Based upon our most recent analysis referred to above, we currently do not anticipate that the ultimate proceeds from future asset sales and final liquidation will be sufficient to return to shareholders an amount equal to original capital contributions attributable to then outstanding shares. Thus, we anticipate the guaranty to be called upon in order to return original capital contributions attributable to the then outstanding shares.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. The Fund’s debt instruments bear interest at both variable and fixed rates as discussed in Note 11 of the Fund’s financial statements. For the nine months ended September 30, 2005, a hypothetical 100 basis point increase in interest rates would result in an approximate $7,000 increase in interest expense. During the nine months ended September 30, 2005, the majority of interest expense incurred was capitalized in inventory.

ITEM 4 – CONTROLS AND PROCEDURES

        The President of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company* (the equivalent of the Chief Financial Officer of the Company) have evaluated our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the President of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company concluded that our disclosure controls and procedures were effective as of September 30, 2005. There were no material changes in our internal controls over financial reporting during the third quarter of 2005.

* NTS Development Company provides services to the Company under property management agreements as described in Part II, Note 13 – Related Party Transactions.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
None.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5 – OTHER INFORMATION
Not Applicable.

ITEM 6 – EXHIBITS

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

NTS MORTGAGE INCOME FUND By: /s/ Brian F. Lavin —————————————— Brian F. Lavin President of NTS Mortgage Income Fund Date: November 10, 2005