Form 10-K
period 2005-12-31
NTS MORTGAGE INCOME FUND
filed 2006-03-30
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 0-18550

NTS MORTGAGE INCOME FUND
(Exact name of registrant as specified in its charter)

Delaware ———————————————————————————— (State or other jurisdiction of incorporation or organization)	61-1146077 ———————————————————————————— (I.R.S. Employer Identification No.)

10172 Linn Station Road Louisville, Kentucky ———————————————————————————— (Address of principal executive offices)	40223 ———————————————————————————— (Zip Code)

Registrant’s telephone number, including area code (502) 426-4800

Securities registered pursuant to Section 12(b) of the Act:

None
(Title of each class)

None
(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]      No [X]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [X]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]      Accelerated filer [   ]      Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

As of March 27, 2006, there were approximately 3,187,000 shares of common stock outstanding. No aggregate market value of the registrant’s shares held by nonaffiliates can be determined because there is no established market for the shares.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of stockholders to be held in 2006 are incorporated by reference into Part III of this Form 10-K.

NTS MORTGAGE INCOME FUND

FORM 10-K

TABLE OF CONTENTS

PART I

PART II

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	52
ITEM 11 - EXECUTIVE COMPENSATION	52
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	52
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	52
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES	52

PART IV

ITEM 15 - EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES	53
SIGNATURES	54

PART I

ITEM 1 - BUSINESS

          NTS Mortgage Income Fund (the “Fund,” “we,” “us” or “our”), a Delaware corporation, was formed on September 26, 1988. We operated as a real estate investment trust under the Internal Revenue Code of 1986 (the “Code”), as amended, from our inception through December 31, 1996. The acquisition of the capital stock of NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company, which is discussed below, caused us to change our tax status to a “C” corporation under the Code as of January 1, 1997. NTS Corporation (the “Sponsor”) is the sponsor of the Fund. NTS Advisory Corporation (the “Advisor”) is the advisor to the Fund and NTS Residential Management Company and its successor under assignment, Residential Management Company, (“NTS Management”) is the manager of the operations of the Fund’s wholly-owned subsidiaries. The Advisor and NTS Management are affiliates of and are under common control with NTS Corporation.

          In 1997, we acquired all of the issued and outstanding common capital stock of NTS/Lake Forest II Residential Corporation (“NTS/LFII”), a Kentucky corporation, which was an affiliate of the Sponsor and NTS/Virginia Development Company (“NTS/VA”), a Virginia corporation, which was an affiliate of the Sponsor, for a nominal purchase price. As a result of the transaction, we acquired control of the Lake Forest North project in Louisville, Kentucky, and the Fawn Lake project near Fredericksburg, Virginia. Concurrent with this transaction, the existing indebtedness of each of NTS/LFII and NTS/VA to the Fund was converted to equity, and we released the first mortgages in favor of the Fund on the Lake Forest North and Fawn Lake projects.

          Our business consists of a single segment, the development and sale of residential subdivision lots. Our current investment objectives are consistent with our original objectives, which are to preserve capital, make quarterly distributions, increase the value of our shares through the development and sale of residential and commercial properties and, to a lesser extent, the acquisition, operation and sale of properties. For information on distributions, see Part II, Item 5.

Description of Development Projects

         Lake Forest North

          Our subsidiary, NTS/LFII, is the owner and developer of the Lake Forest North single-family residential community located in Louisville, Kentucky. Our development activities at this location are substantially complete. As of December 31, 2005, we have seven single-family homesites, sixty-seven home units in the Lake Forest Fairways, LLC project (described later in this report) and a single 14-acre tract of undeveloped land left to sell.

         Fawn Lake

          Our subsidiary, NTS/VA, is the owner and developer of the Fawn Lake single-family residential community located near Fredericksburg, Virginia, and will continue to own and develop the Fawn Lake project to completion and orderly sale. As of December 31, 2005, approximately 934 of 1,398 total lots have been developed and approximately 61% of the total projected lots to be developed have been sold.

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

          The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando). Our development activities at this location are substantially complete. As of December 31, 2005, we have 37 single-family homesites left to sell.

          The net income or net loss of the Joint Venture is allocated based on the respective Joint Venture partner’s percentage interest, as defined in the joint venture agreement. Our 50% share of the Joint Venture’s net income for the years ended December 31, 2005, 2004 and 2003 was approximately $604,000, $347,000 and $337,000, respectively.

Competition

          Our properties are subject to competition from similar types of properties in the respective vicinities in which they are located. Such competition is generally for new lot sales in the vicinity or sales to current area residents who want more amenities and services. We compete primarily on the basis of location, amenities and services provided to residents. Competition is expected to increase in the future at NTS/VA as the vicinity becomes encroached by new developments. We believe that NTS/LFII offers more amenities and services in its marketplace than its competitors. There are two developments within close proximity to NTS/LFII with similar lot prices, but neither competitor’s development has a country club. We have not commissioned a formal market analysis of competitive conditions in any market in which we own properties, but rely upon our knowledge of market conditions.

Management of Development Projects

          As the sole stockholder of NTS/LFII and NTS/VA, we control the ongoing operations of the Lake Forest North and Fawn Lake projects. The ongoing operation and management of the Lake Forest North and Fawn Lake projects is conducted by NTS Management under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the “Management Agreements”). The Management Agreements have been renewed through December 31, 2008. Under the Management Agreements, NTS Management is entitled to reimbursement for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, and may accrue an incentive payment payable as provided therein and described below.

          Reimbursements of approximately $1,835,000, $1,528,000 and $1,919,000 were accrued to NTS Management or an affiliate during the years ended December 31, 2005, 2004 and 2003, respectively. These expense reimbursements include direct and prorated costs incurred in the management and operation of NTS/LFII and NTS/VA. These reimbursements include management, accounting, professional, engineering development, marketing and office personnel employment costs incurred by NTS Management and/or certain affiliates as well as various non-payroll related operating expenses. Employment costs are for those individuals rendering services at the residential projects, some of whom are full-time and on site, and others who are not on site or have multiple residential project responsibilities. For services provided by individuals not on site or with multiple residential project responsibilities, costs are prorated by NTS Management and allocated to the appropriate residential project in accordance with the Management Agreements. These reimbursements are included within selling, general and administrative - affiliates expenses in the accompanying consolidated statements of operations.

          In addition to the expense reimbursement, NTS Management is also entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. Overhead recoveries for the years ended December 31, 2005, 2004 and 2003, were approximately $867,000, $754,000 and $628,000, respectively. These amounts were accrued but not paid and are classified as selling, general and administrative - affiliates expenses in the accompanying consolidated statements of operations.

          Reference is made to Part II, Item 8, Note 9 of the Notes to Consolidated Financial Statements for a breakdown of these related party charges of NTS/LFII and NTS/VA.

          There were also expense reimbursements of approximately $1,479,000, $1,215,000 and $3,242,000 accrued to NTS Management or an affiliate during the years ended December 31, 2005, 2004, and 2003, respectively, for Fawn Lake Country Club (“FLCC”) and Lake Forest Country Club (“LFCC”) prior to 2005. Such costs include employment costs of management, golf course maintenance, golf professionals, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were approximately $68,000, $61,000 and $177,000 accrued to NTS Management for overhead recovery fees at FLCC for the years ended December 31,

2005, 2004 and 2003 and LFCC for the years ended December 31, 2004 and 2003. The LFCC expense reimbursements and overhead recovery fees were capitalized in inventory for the years ended December 31, 2004 and 2003. The LFCC ownership and operations were turned over to its members on December 28, 2003, pursuant to an agreement with NTS/LFII. Subsequent to turning over the LFCC to its members, we are no longer responsible for its operations.

          As presented in the accompanying consolidated balance sheet as of December 31, 2005, accounts payable - affiliates of approximately $4,648,000 is owed to NTS Management and its affiliate NTS Development Company for expense and overhead reimbursements. NTS Management and NTS Development Company have agreed to defer amounts owed to them by us as of December 31, 2005 and those amounts that will accrue during fiscal 2006 through the period ending March 31, 2007, other than as permitted by our cash flows. There can be no assurances that this level of support will continue past March 31, 2007.

          The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to the then existing stockholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such stockholders, is at least equal to the stockholders’original capital contribution. As of December 31, 2005, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 2005, no amount had been accrued as an incentive payment in our consolidated financial statements.

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

Access to Company Information

          We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

          We make available, free of charge, through our website, and by responding to requests addressed to our investor relations department, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our website address is www.ntsdevelopment.com. The information contained on our website, or on other websites linked to our website, is not part of this document.

ITEM 1A - RISK FACTORS

Factors That May Affect Our Future Results

Cautionary Statements under the Private Securities Litigation Reform Act of 1995.

          Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,”“intend,” “plan,” “believe,” “may,”“can,” “could,” “might” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements include information relating to anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to gain approvals and to open new communities, the ability to sell homesites and properties, the ability to deliver homesites from backlog, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future, and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our web site and in other material released to the public.

          Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

          We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

An adverse change in economic conditions could reduce the demand for homesites and, as a result, could reduce our earnings.

          Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homesites live, can have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates and population growth may reduce demand and depress prices for our homesites. This, in turn, can reduce our earnings.

Our industry is highly competitive and, if others are more successful, our business could decline.

          We operate in a very competitive environment, which is characterized by competition from a number of other developers in each market in which we operate. We compete with large national, regional and smaller local developers for land, financing, and skilled management and labor resources. We also compete with the resale, or “previously owned,” home market. Increased competition could cause us to increase our selling incentives and/or reduce our prices. An oversupply of homes available for resale could also depress our prices and adversely affect our operations. If we are unable to compete effectively in our markets, our business could decline.

If the market value of our land drops significantly, our profits could decrease.

          The market value of our land inventories depends on market conditions. If housing demand decreases below what we anticipated, we may not be able to make profits similar to what we have made in the past, may experience less than anticipated profits and/or may not be able to recover our costs when we sell our homesites. In the face of adverse market conditions, we may have substantial inventory carrying costs or may have to sell land at a loss.

Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses or limit our homebuilding activities, which could have a negative impact on our operations.

          We must obtain the approval of numerous governmental authorities in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs, as discussed below. Various local, state and federal statutes, ordinances, rules and regulations concerning building, zoning, sales and similar matters apply to and/or affect the housing industry. This governmental regulation affects construction activities as well as sales activities, mortgage lending activities and other dealings with consumers. The industry also has experienced an increase in state and local legislation and regulations which limit the availability or use of land. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. Further, we may experience delays and increased expenses as a result of legal challenges to our projects, whether brought by governmental authorities or private parties.

Increases in taxes or government fees could increase our costs, and adverse changes in tax laws could reduce customer demand for our homesites.

          Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, road improvements, and/or provide low and moderate income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in local real estate taxes could adversely affect our potential customers who may consider those costs in determining whether to make a new homesite purchase and decide, as a result, not to purchase one of our homesites. In addition, any changes in the income tax laws that would reduce or eliminate tax deductions or incentives to homeowners, such as the proposed changes limiting the deductibility of interest on home mortgages, could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce our sales and hurt our operating results.

Adverse weather conditions and conditions in nature beyond our control could disrupt the development of our communities, which could harm our sales and earnings.

          Adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, floods and fires, can have serious effects on our ability to develop our residential communities. We also may be affected by unforeseen engineering, environmental or geological problems. Any of these adverse events or circumstances could cause delays in the completion of, or increase the cost of, developing one or more of our residential communities and, as a result, could harm our sales and earnings.

If we experience shortages of labor and supplies or other circumstances beyond our control, there could be delays or increased costs in developing our communities, which could adversely affect our operating results.

          Our ability to develop residential communities may be affected by circumstances beyond our control, including: work stoppages, labor disputes and shortages of qualified trades people, such as engineers, machine operators, electricians and plumbers; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and shortages, or delays in availability, or fluctuations in prices of, construction materials. Any of these circumstances could give rise to delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. We may not be able to recover these increased costs by raising our homesite prices because the price is typically set months prior to its delivery pursuant to the agreement of sale with the buyer. If that happens, our operating results could be harmed. Additionally, we may be limited in the amount we can raise sales prices by our customers’ unwillingness to pay higher prices.

If we are not able to obtain suitable financing, our business may decline.

          Our business and earnings depend substantially on our ability to obtain financing for the development of our residential communities. If we are not able to obtain suitable financing, our costs could increase and our revenues could decrease, or we could be precluded from continuing our operations at current levels.

          Increases in interest rates can make it more difficult and/or expensive for us to obtain the funds we need to operate our business. The amount of interest we may incur fluctuates based on changes in short-term interest rates and the amount of borrowings we incur.

If our potential customers are not able to obtain suitable financing, our business may decline.

          Our business and earnings also depend on the ability of our potential customers to obtain mortgages for the purchase of our homesites. Increases in the cost of home mortgage financing could prevent our potential customers from purchasing our homesites. In addition, where our potential customers must sell their existing homes in order to buy a homesite from us, increases in mortgage costs could prevent the buyers of our customers’ existing homes from obtaining the mortgages they need to complete the purchase, which could result in our potential customers’ inability to buy a homesite from us. If our potential customers or the buyers of our customers’ current homes are not able to obtain suitable financing, our sales and revenues could decline.

Our business is seasonal in nature, so our quarterly operating results fluctuate.

          Our quarterly operating results typically fluctuate with the seasons. Weather-related problems may occur in the late winter and early spring, delaying development or increasing costs and reducing profitability. In addition, delays in opening new sections of our communities could have an adverse impact on homesite sales and revenues. Because of these factors, our quarterly operating results may be uneven and may be marked by lower revenues and earnings in some quarters than in others.

Changes in tax laws or the interpretation of tax laws may negatively affect our operating results.

          We believe that our recorded tax balances are adequate. However, it is not possible to predict the effects of possible changes in the tax laws or changes in their interpretation and whether they could have a material negative effect on our operating results.

Our cash flows and results of operations could be adversely affected if legal claims are brought against us and are not resolved in our favor.

          Claims have been brought against us in various legal proceedings which have not had, and are not expected to have, a material adverse effect on our business or financial condition. Should claims be filed in the future, it is possible that our cash flows and results of operations could be affected, from time to time, by the negative outcome of one or more of such matters.

Future terrorist attacks against the United States or increased domestic or international instability could have an adverse effect on our operations.

          In the weeks following the September 11, 2001 terrorist attacks, we experienced a decrease in the number of new contracts signed for homesites and an increase in the cancellation of existing contracts. Although new homesite purchases stabilized and subsequently recovered in the months after that initial period, adverse developments in the war on terrorism, future terrorist attacks against the United States, or increased domestic or international instability could adversely affect our business.

ITEM 1B - UNRESOLVED STAFF COMMENTS

         None.

ITEM 2 - PROPERTIES

Corporate Headquarters

          Our corporate office space, which we reimburse NTS Development Company for is located in Louisville, Kentucky.

Office and Other Facilities

          We lease sales and office facilities from an unrelated third party at our Fawn Lake Community near Fredericksburg, Virginia.

ITEM 3 - LEGAL PROCEEDINGS

          None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          We did not submit any matters to a vote of our security holders during the last quarter of the year ending December 31, 2005.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The per share issue price of the shares was $20. Our shares are freely transferable and trade on the secondary market, but are not listed or included for quotation on a national securities exchange. As of December 31, 2005, there were 2,798 record holders of our shares. No distributions were made during 2005, 2004 or 2003. The Board of Directors decided to terminate quarterly distributions for the foreseeable future effective as of the first quarter of 1997. Our ability to resume quarterly distributions depends on current cash balances, cash flow being generated by operations and cash reserves needed in connection with the development of properties.

ITEM 6 - SELECTED FINANCIAL DATA

	Years Ended December 31,
	2005	2004	2003	2002(2)	2001

Total revenues	$10,001,824	$5,133,090	$4,593,097	$6,633,836	$3,803,761

Total expenses	$7,302,995	$6,617,163	$6,745,310	$7,475,349	$6,711,365

Net income (loss)	$3,284,520	$(1,137,309)	$(1,815,007)	$(861,733)	$(2,779,802)

Weighted average number of shares	3,187,328	3,187,333	3,187,333	3,187,333	3,187,333

Per share of common stock:
Net income (loss) per share	$1.03	$(0.36)	$(0.57)	$(0.27)	$(0.87)

At year end:
Inventory	$20,325,858	$26,637,219	$34,704,677	$38,397,019	$47,327,572

Total assets	$28,708,447	$34,700,360	$42,431,017	$46,927,017	$56,052,400

Total notes payable (1)	$390,358	$1,831,975	$10,301,524	$14,386,442	$25,584,021

(1)	The balances presented as notes payable include notes payable to third parties and a note payable to affiliates.
(2)	Net revenues for 2002 includes the effect of our land sale at Fawn Lake to the National Park Service.

          The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements in Part II, Item 8 and the Cautionary Statements described later in this section.

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

          Inventory

          Inventory is stated at the lower of cost or net realizable value. Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period including marketing costs of selling initial memberships to the LFCC, less amounts charged to cost of sales. Inventory costs are allocated to individual lots sold using their relative sales values. The use of the relative sales values method to record cost of sales requires the use of estimates of sales values, development costs (net of country club initiation fees) and absorption periods over the life of the project. Given the long-term nature of the projects and inherent economic volatility of residential real estate and the use of estimates to determine sales values, development costs and absorption periods, it is reasonably possible that such estimates could change in the near term. Any changes in estimates are accounted for prospectively over the life of the project.

          Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. We compare the carrying amount of inventory to the expected future cash flows of our properties at least annually. Application of this standard during the year ended December 31, 2005, 2004 and 2003 did not result in an impairment loss.

          Total project land acquisition and development costs estimates are based on an analysis of actual costs incurred to date and estimates to complete. Adjustments to estimated total project land acquisition and development costs for the project affect the cost of goods sold percentage.

          LFCC operating deficits have historically been capitalized to inventory. Subsequent to the turnover of the ownership and operations to the members on December 28, 2003, only costs incurred to sell initial memberships have been capitalized. Pursuant to the Membership Marketing Agreement, dated June 7, 2004, between NTS/LFII and the LFCC regarding the cost to develop the country club, NTS/LFII is to receive 50% of the initiation fees from the initial issuance of the remaining initial memberships to the country club. As long as the agreement is in effect, we expect that we will not incur any marketing or selling expenses related to issuance of initial memberships. We are not responsible for any refunds related to any issued memberships. The LFCC operating deficit for 2004 was approximately $207,000 and was capitalized as a cost of inventory.

          During April 2001, the FLCC was substantially completed. As a result of our intention to sell the country club as a single asset, Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” requires that the country club be reported separately from inventory on our balance sheets within property and equipment. The assets’ estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the December 31, 2005 and 2004, balance sheet as an asset held for use pursuant to SFAS No. 144 and is being depreciated according to our normal depreciation policy.

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

          Income Taxes

          No benefit for deferred income taxes was provided during 2004 or 2003 as we have recorded a valuation allowance equal to the amount of the recorded benefit. In 2005, a portion of the valuation allowance was released and net operating loss carry forwards were utilized to offset current year tax expense. The remaining net operating loss carry forwards at December 31, 2005, continue to have a full valuation allowance because we have determined that it is more likely than not that the net deferred tax asset will not be realized based upon the guidance in SFAS No. 109, “Accounting for Income Taxes.” See Part II, Item 8, Note 11 of the Notes to Consolidated Financial Statements for a discussion of the components of the deferred tax asset. We recognized tax expense of approximately $18,000 in 2005 due to the corporate alternative minimum tax.

Results of Operations for 2005, 2004 and 2003

          The following tables include our selected summarized operating data for the years ended December 31, 2005, 2004 and 2003. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in Part II, Item 8.

	Year Ended December 31, 2005
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$--	$6,098,000	$16,500,000	$22,598,000
Cost of sales	--	(1,759,000)	(12,721,000)	(14,480,000)
Country Club income	--	--	1,803,000	1,803,000
Interest and miscellaneous income	7,000	35,000	39,000	81,000
Operating expenses	(506,000)	(932,000)	(3,030,000)	(4,468,000)
Country Club expenses	--	--	(2,739,000)	(2,739,000)
Interest expense	--	--	--	--
Depreciation and amortization	--	--	(96,000)	(96,000)
Income from investment in
unconsolidated affiliate	604,000	--	--	604,000
Income taxes	--	(18,000)	--	(18,000)
Net income (loss)	105,000	3,424,000	(244,000)	3,285,000

	Year Ended December 31, 2004
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$--	$7,376,000	$12,220,000	$19,596,000
Cost of sales	--	(6,470,000)	(9,705,000)	(16,175,000)
Country Club income	--	--	1,641,000	1,641,000
Interest and miscellaneous income	4,000	5,000	62,000	71,000
Operating expenses	(444,000)	(926,000)	(2,606,000)	(3,976,000)
Country Club expenses	--	--	(2,528,000)	(2,528,000)
Interest expense	--	--	--	--
Depreciation and amortization	--	(1,000)	(112,000)	(113,000)
Income from investment in
unconsolidated affiliate	347,000	--	--	347,000
Net loss	(93,000)	(16,000)	(1,028,000)	(1,137,000)

	Year Ended December 31, 2003
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$--	$5,501,000	$10,638,000	$16,139,000
Cost of sales	--	(4,707,000)	(8,284,000)	(12,991,000)
Country Club income	--	--	1,377,000	1,377,000
Interest and miscellaneous income	3,000	12,000	54,000	69,000
Operating expenses	(430,000)	(1,121,000)	(2,551,000)	(4,102,000)
Country Club expenses	--	--	(2,459,000)	(2,459,000)
Interest expense	--	--	(32,000)	(32,000)
Depreciation and amortization	--	(3,000)	(150,000)	(153,000)
Income from investment in
unconsolidated affiliate	337,000	--	--	337,000
Net loss	(90,000)	(318,000)	(1,407,000)	(1,815,000)

          The following discussion relating to changes in our results of operations includes only material line items within our Consolidated Statements of Operations or line items for which there was a material change between the years ending December 31, 2005, 2004 and 2003.

          Revenues

          Revenues increased approximately $3,000,000, or 15%, in 2005. The increase is primarily due to the selling of more lots at NTS/VA in 2005 compared to 2004. The increase is partially offset by decreased lot sales at NTS/LFII in 2005 compared to 2004.

          Revenues increased approximately $3,400,000, or 21%, in 2004. The increase is primarily due to the selling of more lots at NTS/VA and NTS/LFII in 2004 compared to 2003.

          Revenue for the year ended December 31, 2005, includes approximately $22,600,000 in lot sales consisting of approximately $6,100,000 and $16,500,000 from NTS/LFII and NTS/VA, respectively. During the period 110 lots were sold for an average selling price of approximately $205,000.

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

          On March 6, 2001, NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC ("Fairways"), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001, for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value of $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller's (NTS/LFII) cost of the property sold. During 2005, NTS/LFII recognized revenue of approximately $17,500 and interest income of approximately $19,500 from Fairways payments. The transactional values were derived from an independent appraisal performed by Integra Chapman & Bell dated January 4, 2000.

          Cost of Sales

          Cost of sales decreased approximately $1,700,000, or 11%, in 2005, due to the decrease in the cost of goods sold percentage at NTS/LFII. The decrease is partially offset by increased lot sales at NTS/VA.

          Cost of sales increased approximately $3,100,000, or 25%, in 2004, due to increased lot sales at NTS/VA and NTS/LFII.

          Presented below are the gross profit margins for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
NTS/LFII	71%	12%	14%
NTS/VA	23%	21%	22%

Combined gross profit margins	36%	17%	20%

          The difference in the cost of sales percentage of NTS/LFII compared to NTS/VA and the difference in the lot sales mix will create a proportionate change in the combined gross profit margin throughout a given year. The increase in gross profit margin is a function of a change in the estimates of sales values, development costs and absorption periods over the life of the project. The estimates are performed at the end of each fiscal year and the resulting cost of sales percentages are applied prospectively. Management assesses the basis for these annual projections at the end of each quarter, and if changes in facts and circumstances warrant, interim adjustments are made to the cost of sales percentages prospectively. In comparing the gross margin percentages for the year ended December 31, 2005, 2004, and 2003, respectively, Management’s estimates have changed relative to the ultimate sales values, development costs and absorption periods, and inherent economic volatility of residential real estate they now believe will be realized during the duration of the projects.

          The increase in gross margin percentages for 2005 as compared with the comparable periods is due to revised estimates of the ultimate sales values, development costs and absorption periods for both NTS/LFII and NTS/VA. As a result of the inherent economic volatility of residential real estate, we cannot be certain that the current estimated gross profit percentages will not be revised in the future.

          NTS/LFII’s increased profit margin in 2005 is a result of the near term completion of this development. With no lots remaining to be developed, our expected development costs have become more predictable with fewer anticipated contingencies. One remaining tract of land is expected to be sold as a parcel for a 48 home unit project.

          Selling, General and Administrative - Affiliates

          The expenses for selling, general and administrative - affiliates increased approximately $421,000, or 18%, in 2005, primarily due to an increase in commissions as a result of an increase in sales to individuals at NTS/VA and NTS/LFII. There was also an increase in overhead cost reimbursement at NTS/VA and an increase in legal and administrative salaries at NTS/LFII and NTS/VA. The increase is partially offset by decreased sales salaries at NTS/VA and a decrease in overhead cost reimbursement at NTS/LFII.

          The expenses for selling, general and administrative - affiliates decreased approximately $260,000, or 10%, in 2004, primarily due to a decrease in commissions as a result of a decrease in sales to individuals at NTS/VA and NTS/LFII. There was also a decrease in rent/allocated costs, general administrative and advertising reimbursements at NTS/LFII.

          Selling, General and Administrative Expenses

          The selling, general and administrative expenses increased approximately $85,000, or 5%, in 2005, primarily due to an increase in legal and professional fees at NTS/VA, NTS/LFII and for the Fund.

          The selling, general and administrative expenses increased approximately $96,000, or 6%, in 2004, primarily due to an increase in insurance expense and an increase in landscaping expenses due to hurricane clean up at NTS/VA.

          Interest Expense

          Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries’ borrowings as well as in the capitalization percentage. For the years ended December 31, 2005, 2004 and 2003, approximately $86,000, $377,000 and $733,000, respectively, was capitalized in inventory and approximately $0, $400 and $32,000, respectively, was expensed. The decrease in total interest is primarily a result of continued reductions in the loan balance.

          Country Club Operations

          The income and expenses of the FLCC have been included in our statements of operations. It is our intention to sell the country club as a single asset.

          Presented below are the approximate condensed statements of operations for the FLCC for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Condensed Statements of Operations
Revenues:
Operating revenues	$1,803,000	$1,641,000	$1,377,000

Expenses:
Cost of goods sold	332,000	339,000	306,000
Selling, general and administrative - affiliates	1,547,000	1,276,000	1,324,000
Selling, general and administrative	735,000	786,000	752,000
Depreciation	125,000	127,000	77,000

Total expenses	2,739,000	2,528,000	2,459,000

Net loss	$(936,000)	$(887,000)	$(1,082,000)

          Selling, general and administrative - affiliates expenses include employment costs of management, golf course maintenance, golf professionals, kitchen personnel, and accounting as well as various non-payroll related operating expenses. Additionally, this includes an overhead recovery, which is a reimbursement to NTS Management for overhead expenses attributable to the employees and efforts of NTS Management, in an amount equal to 3.75% of the country club’s gross cash receipts.

          Selling, general and administrative expenses include landscaping, repairs and maintenance, operating lease payments, utilities, advertising and insurance.

          Income from Unconsolidated Affiliate

          Income from our share of the Orlando Lake Forest Joint Venture increased approximately $257,000 in 2005. The increase is primarily due to a decrease in administrative salaries, commission salaries, finance salaries, a decrease in overhead cost reimbursement, administrative expenses and advertising in 2005 compared to 2004.

          Income from our share of the Orlando Lake Forest Joint Venture increased approximately $10,000 in 2004. The increase is primarily due to a decrease in administrative salaries and advertising.

Liquidity and Capital Resources

          Our primary sources of liquidity are our ability to continue to defer payment of amounts owed to NTS Development Company and NTS Management, to draw upon our mortgage loan and the net proceeds retained from sales of residential lots and homes owned by our subsidiaries and the Joint Venture.

          Under the terms of our mortgage loan, we may draw up to $4,700,000 for certain development costs in accordance with the provisions of the loan agreement. The available balance is not immediately drawable except for the items included in the loan agreement. As of December 31, 2005, the loan balance was $0. Failure to generate sufficient proceeds from lot sales or the lack of further availability under the development loan may have a material adverse effect on our liquidity and capital resources.

          NTS Development Company and NTS Management have agreed to defer amounts owed to them by us as of December 31, 2005 and those amounts that will accrue during fiscal 2006 through the period ending March 31, 2007, other than as permitted by our cash flows. There can be no assurances that this level of support will continue past March 31, 2007. If these amounts are not deferred, such action could have a material adverse effect on our liquidity and financial condition. Payment of such deferred amounts would be dependent upon available operating cash flow or funding from potential third-party resources in the form of loans or advances.

          The following table summarizes our sources/uses of cash flow for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Operating activities	$11,122,456	$6,526,308	$2,695,277
Investing activities	(87,419)	(200,247)	(378,734)
Financing activities	(9,881,440)	(5,906,199)	(2,239,877)

Net increase in cash and equivalent	$1,153,597	$419,862	$76,666

          Cash provided by operating activities was approximately $11,122,000 in 2005. The primary components of the cash provided by operating activities were the decrease in inventory of approximately $6,446,000 from lot sales, the net income of approximately $3,285,000 and the distribution from an unconsolidated affiliate of $1,300,000.

          Cash provided by operating activities was approximately $6,526,000 in 2004. The primary component of the cash provided by operating activities was the decrease in inventory of approximately $8,264,000 from lot sales, which was partially offset by the net loss of approximately $1,137,000.

          Cash provided by operating activities was approximately $2,695,000 in 2003. The primary component of the cash provided by operating activities was the decrease in inventory of $4,175,000 from lot sales, which was partially offset by the net loss of approximately $1,815,000 which was due to, among other things, our lower gross margin on lot sales.

          Cash used in investing activities was approximately $87,000 in 2005, consisting of capital expenditures associated with golf operations at NTS/VA.

          Cash used in investing activities was approximately $200,000 in 2004, consisting of capital expenditures associated with golf operations at NTS/VA.

          Cash used in investing activities was approximately $379,000 in 2003, consisting primarily of capital expenditures associated with golf operations at NTS/LFII and NTS/VA of approximately $152,000 and $225,000, respectively.

          Cash used in financing activities was approximately $9,881,000 in 2005, consisting primarily of amounts paid to NTS Development and NTS Management and other affiliates of approximately $8,440,000 and net payments on notes payable relating to the development loan for NTS/LFII and NTS/VA projects of approximately $1,441,000.

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

          For the years ended December 31, 2005, 2004 and 2003, we capitalized into inventory approximately $(1,000), $207,000 and $1,396,000, respectively, of the membership sales costs and LFCC operating deficits. The $(1,000) reduction to inventory relates to the recovery of prior year expenses capitalized into inventory. Subsequent to the turnover of the LFCC ownership and operations to the members, the only costs capitalized to inventory are costs associated with initial membership sales. The proceeds from these initial membership sales will continue to offset inventory on our balance sheet, see Part II, Item 8, Note 6 of the Notes to Consolidated Financial Statements.

          Pursuant to the Membership Marketing Agreement, dated June 7, 2004, between NTS/LFII and the LFCC, NTS/LFII is to receive 50% of initiation fees from the initial issuance of the remaining initial memberships to the country club. As long as the agreement is in effect, we expect that we will not incur any marketing or selling expenses related to issuance of initial memberships. We are not responsible for any refund related to any issued memberships.

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

          NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we complete our liquidation and dissolve, the total distributions we have made to stockholders from all sources during our existence will be at least equal to the original capital contributions attributable to our then outstanding shares. As of December 31, 2005, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

          In connection with our ongoing review of the status of our properties and progress to liquidation, we have estimated the approximate total distributions which we anticipate making to our stockholders through dissolution. As final liquidating distributions are not likely for several years, these estimates may change significantly prior to dissolution.

          The final liquidating distributions will be made after payment of all of our debts and obligations, including $4,647,630 currently deferred and owed to affiliates of the Sponsor by us and our portion of the $936 currently deferred and owed to affiliates of the Sponsor by the Joint Venture (as of December 31, 2005 our portion is approximately $468). See Part III, Item 13 - Certain Relationships and Related Transactions for further discussions of amounts currently deferred and owed to affiliates of the Sponsor. Based upon our most recent analysis referred to above, we currently do not anticipate that the ultimate proceeds from future asset sales and final liquidation will be sufficient to return to stockholders an amount equal to original capital contributions attributable to then outstanding shares. Thus, we anticipate the guaranty to be called upon in order to return original capital contributions attributable to the then outstanding shares.

          Any liability of the Guarantor under the guaranty is expressly limited to its assets. The Guarantor holds a $10 million demand note receivable from Mr. J.D. Nichols, Chairman of the Board of Directors of the Sponsor. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty. The Guarantor may in the future guarantee obligations of other third parties, including guaranties of obligations owed by our affiliates to other entities. Based on our most recent analysis referred to above and the $10,000,000 to be provided for by the Guarantor, the remaining amount projected to be distributed to stockholders appears to be sufficient to meet the return of capital guaranty to stockholders. The amount available for distribution to our stockholders, however, cannot be estimated with any certainty given that final distributions are not likely for several years. This estimate may change significantly prior to dissolution.

Contractual Obligations and Commercial Commitments

          The following disclosure represents our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	Two - Three Years	Four - Five Years	After Five Years
Contractual Obligations
Long-term debt	$--	$--	$--	$--	$--
Capital lease obligations	--	--	--	--	--
Operating leases (1)	--	--	--	--	--
Other long-term obligations	114,326	42,231	63,633	8,462	--

Total contractual cash obligations	$114,326	$42,231	$63,633	$8,462	$--

(1)	We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.

	Total	Amount of Commitment Expiration Per Period
	Amounts Committed	Within One Year	Two - Three Years	Four - Five Years	After Five Years
Other Commercial Commitments
Line of credit	$276,032	$276,032	$--	$--	$--
Standby letters of credit and guarantees	--	--	--	--	--
Other commercial commitments (1)	--	--	--	--	--

Total commercial commitments	$276,032	$276,032	$--	$--	$--

(1)	We do not, as a practice, enter into long-term purchase commitments for commodities or services. We may from time to time agree to “fee for service arrangements” which are for a term of greater than one year.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our primary market risk exposure with regard to financial instruments is changes in interest rates. Our debt instruments bear interest at both variable and fixed rates as further discussed in Part II, Item 8, Note 8 of the Notes to Consolidated Financial Statements. On December 31, 2005, a hypothetical 100 basis point increase in interest rates would result in an approximately $10,000 increase in interest due to our creditors. During the year ended December 31, 2005, the interest incurred was capitalized in inventory.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NTS Mortgage Income Fund:

          We have audited the accompanying consolidated balance sheets of NTS Mortgage Income Fund (the “Fund”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Fund’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTS Mortgage Income Fund at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

Louisville, Kentucky
March 27, 2006

NTS MORTGAGE INCOME FUND
Consolidated Balance Sheets as of December 31, 2005 and 2004

	2005	2004
ASSETS:
Cash and equivalents	$2,463,134	$1,309,537
Membership initiation fees and other accounts receivable, net of allowance of
approximately $119,000 and $134,000, respectively	420,046	519,016
Notes receivable	463,763	545,055
Inventory	20,325,858	26,637,219
Property and equipment, net of accumulated depreciation of approximately
$1,546,000 and $1,371,000, respectively	3,100,110	3,187,785
Investment in unconsolidated affiliate	1,568,870	2,265,179
Other assets	366,666	236,569

Total assets	$28,708,447	$34,700,360

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$2,243,546	$1,801,897
Accounts payable and accrued expenses - affiliates	4,647,630	13,087,453
Mortgage and notes payable	390,358	1,831,975
Other liabilities	504,481	341,080

Total liabilities	7,786,015	17,062,405

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 6,000,000 shares authorized:	3,187	3,187
Additional paid-in-capital	54,163,354	54,163,397
Accumulated deficit	(33,244,109)	(36,528,629)

Total stockholders' equity	20,922,432	17,637,955

Total liabilities and stockholders' equity	$28,708,447	$34,700,360

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
REVENUE:
Lot sales, net of discounts	$22,598,078	$19,595,792	$16,139,226
Cost of sales	(14,480,097)	(16,174,664)	(12,991,495)

Gross profit	8,117,981	3,421,128	3,147,731

Country Club revenue	1,803,094	1,641,018	1,376,761
Interest income on cash equivalents and miscellaneous income	80,749	70,944	68,605

Total revenues	10,001,824	5,133,090	4,593,097

EXPENSES:
Selling, general and administrative - affiliates	2,702,439	2,281,508	2,546,697
Selling, general and administrative	1,664,794	1,579,804	1,484,136
Interest expense	--	368	31,676
Other taxes and licenses	99,882	114,384	71,348
Depreciation and amortization	96,466	113,111	152,754
Country Club operations	2,739,414	2,527,988	2,458,699

Total operating expenses	7,302,995	6,617,163	6,745,310

Income (loss) before other income and income taxes	2,698,829	(1,484,073)	(2,152,213)
Income from investments in unconsolidated affiliate	603,691	346,764	337,206

Income (loss) before income taxes	3,302,520	(1,137,309)	(1,815,007)

Income taxes	18,000	--	--

NET INCOME (LOSS)	$3,284,520	$(1,137,309)	$(1,815,007)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK	$1.03	$(0.36)	$(0.57)

Weighted average number of shares	3,187,328	3,187,333	3,187,333

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

	Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Accumulated Deficit		Total
STOCKHOLDERS' EQUITY:
Balances of January 1, 2003	3,187,333	$3,187	$54,163,397	$(33,576,31	3)	20,590,271

Net loss	--	--	--	(1,815,007)		(1,815,007)

Balances on December 31, 2003	3,187,333	3,187	54,163,397	(35,391,320)		18,775,264

Net loss	--	--	--	(1,137,309)		(1,137,309)

Balances on December 31, 2004	3,187,333	3,187	54,163,397	(36,528,629)		17,637,955

Retirement of common stock	(5)	--	(43)	--		(43)

Net income	--	--	--	3,284,520		3,284,520

Balances on December 31, 2005	3,187,328	$3,187	$54,163,354	$(33,244,10	9)	20,922,432

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,284,520	$(1,137,309)	$(1,815,007)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization expense	96,466	113,111	152,754
Income from investment in unconsolidated affiliate	(603,691)	(346,764)	(337,206)
Cash distribution from unconsolidated affiliate	1,300,000	--	--
Changes in assets and liabilities:
Membership initiation fees and other accounts receivable	98,970	179,647	525,578
Notes receivable	81,292	216,006	34,107
Inventory	6,446,288	8,263,817	4,174,891
Accounts payable and accrued expenses	441,649	(686,927)	(193,580)
Other liabilities	163,401	(222)	(24,022)
Other assets	(186,439)	(75,051)	177,762

Net cash provided by operating activities	11,122,456	6,526,308	2,695,277

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(87,419)	(200,247)	(378,734)

Net cash used in investing activities	(87,419)	(200,247)	(378,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accounts payable - affiliates	(8,439,823)	2,563,350	1,648,158
Proceeds from mortgages and notes payable	4,306,518	11,306,744	13,371,461
Payments on mortgages and notes payable	(5,748,135)	(19,776,293)	(17,259,496)

Net cash used in financing activities	(9,881,440)	(5,906,199)	(2,239,877)

NET INCREASE IN CASH AND EQUIVALENTS	1,153,597	419,862	76,666

CASH AND EQUIVALENTS, beginning of year	1,309,537	889,675	813,009

CASH AND EQUIVALENTS, end of year	$2,463,134	$1,309,537	$889,675

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
Notes to Consolidated Financial Statements

Note 1 - Organization and Significant Accounting Policies

          A) Organization

          NTS Mortgage Income Fund (the “Fund”), a Delaware corporation, was formed on September 26, 1988. The Fund operated as a real estate investment trust under the Internal Revenue Code of 1986 (the “Code”), as amended, from its inception through December 31, 1996. The Fund began operating as a “C” corporation under the Code for tax purposes effective January 1, 1997. NTS Corporation (the “Sponsor”) is the sponsor of the Fund. NTS Advisory Corporation (the “Advisor”) is the advisor to the Fund and NTS Residential Management Company and its successor under assignment, Residential Management Company, (“NTS Management”), are the managers of the Fund. The Advisor and NTS Management are affiliates of and are under common control with NTS Corporation. The terms “we,” “us” or “our,” as the context requires, may refer to the Fund or its interests in its properties and joint venture.

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

          NTS/LFII is in the process of developing residential lots of land located in Louisville, Kentucky into a single-family residential community (Lake Forest North). Our development activities at this location are substantially complete. As of December 31, 2005, we have seven single-family homesites, sixty-seven home units in the Lake Forest Fairways, LLC project and a single 14-acre tract of undeveloped land left to sell. Lake Forest North has amenities consisting of a clubhouse, pools, tennis courts, recreation fields, several lakes and a country club with a championship golf course.

        NTS/VA is in the process of developing approximately 1,398 residential lots of land located in the Chancellor District of Spotsylvania County, Virginia, approximately 60 miles south of Washington D.C., into a single-family residential community (Fawn Lake) and has completed a country club with a championship golf course for the purpose of selling such residential lots and country club memberships. As of December 31, 2005, approximately 934 of the 1,398 total lots have been developed and approximately 61% of the total projected lots to be developed have been sold. Fawn Lake has amenities consisting of a 285-acre lake, clubhouse, pool, tennis courts and boat docks.

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

          F) Inventory

          Inventory is stated at the lower of cost or net realizable value. Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period including marketing costs of initial membership sales to the Lake Forest Country Club, less amounts charged to cost of sales. Inventory costs are allocated to individual lots sold using their relative sales values. The use of the relative sales values method to record cost of sales requires the use of estimates of sales values, development costs (net of country club initiation fees) and absorption periods over the life of the project. Given the long-term nature of the projects and inherent economic volatility of residential real estate and the use of estimates to determine sales values, development costs and absorption periods, it is reasonably possible that such estimates could change in the near term. Any changes in estimates are accounted for prospectively over the life of the project.

          G) Accounting for Impairment

          Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the years ended December 31, 2005, 2004 and 2003 did not result in an impairment loss.

          H) Advertising

          We expense advertising costs as incurred, which are included in selling, general and administrative in the accompanying consolidated statements of operations. Advertising expense was approximately $666,000, $688,000 and $766,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

          I) Environmental Remediation and Compliance

          Environmental liabilities for remediation costs are accrued based on estimates of known environmental remediation exposures. Liabilities are recognized when they are probable and can be reasonably estimated. Environmental compliance costs are expensed as incurred.

          J) Statements of Cash Flows

          For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with an original maturity of three months or less that are readily convertible to cash.

          Cash payment for interest, net of amounts capitalized is as follows:

	2005	2004	2003
Interest, net of amounts capitalized	$--	$368	$24,841

          K) Segment Reporting

          Our reportable operating segments include only one segment which is the development and sale of single-family residential lots.

Note 2 - Affiliations

          The Fund operates under the direction of its Board of Directors who have retained NTS Management to be the sole and exclusive agent of the Fund for day-to-day control and management of the business of the Fund’s subsidiaries. This includes (a) the continued operation of NTS/LFII and NTS/VA, (b) the operations of the Fawn Lake Country Club, (c) the operations of the Fawn Lake Community Association and (d) the provision and/or sale of ancillary goods and services as selected by NTS Management with respect to any of the foregoing. The Management Agreements have been renewed through and including December 31, 2008. See Note 9 for further discussion of the Management Agreements. NTS Management is an affiliate of and under common control with the Fund’s Sponsor. The Chairman of the Board of Directors of the Fund is also the majority stockholder of the Sponsor and is a majority stockholder of the managing general partner in the Joint Venture of which the Fund is a 50% joint venture partner. The Advisor and NTS Management are affiliates of and are under common control with the Sponsor.

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

          The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land. Our development activities at this location are substantially complete. As of December 31, 2005, we have 37 single-family homesites left to sell.

          The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement. As of December 31, 2005 and 2004, our percentage interest was 50%, and our investment balance in the Joint Venture was approximately $1,569,000 and $2,265,000, respectively. Our share of the Joint Venture’s net income for the years ended December 31, 2005, 2004 and 2003 was approximately $604,000, $347,000 and $337,000, respectively.

          Presented below are approximate condensed balance sheets for the Joint Venture as of December 31, 2005 and 2004, and approximate statements of operations for the three years ended December 31, 2005, 2004 and 2003:

	2005	2004
Condensed Balance Sheets
Inventory	$2,164,000	$3,262,000
Other, net	1,185,000	2,323,000

Total assets	$3,349,000	$5,585,000

Other liabilities	$211,000	$1,055,000
Equity	3,138,000	4,530,000

Total liabilities and equity	$3,349,000	$5,585,000

	Years Ended December 31,
Condensed Statements of Operations	2005	2004	2003

Lot sales, net of discounts	$3,978,000	$6,213,000	$8,103,000
Cost of sales	(2,125,000)	(4,331,000)	(5,927,000)
Other expenses, net	(646,000)	(1,188,000)	(1,502,000)

Net income	$1,207,000	$694,000	$674,000

Note 4 - Member Initiation Fees and Other Accounts Receivable

          Fawn Lake Country Club and Lake Forest Country Club membership initiation fees receivable totaled approximately $260,000 and $240,000 as of December 31, 2005 and 2004, respectively. The receivable is net of a discount of $117,000 and $130,000, respectively, recorded to allow for the present value of the membership initiation fee receivables considering the estimated timing of collections. Also included is the accounts receivable from club members for dues, use of the golf course, and use of the dining facility totaling $157,000 and $151,000 as of December 31, 2005 and 2004, respectively. This receivable is net of an allowance for doubtful accounts of $2,000 and $4,000, respectively. See Note 9 regarding our receivable for the sale of undeveloped land.

Note 5 - Notes Receivable

          Notes receivable are secured by a first mortgage on lots sold to individuals. The notes bear interest at the prevailing market rates at the time the lots were sold. The majority of the notes are due within two years, with monthly payments based on a 30-year amortization and the balance due at the maturity date. Notes totaling approximately $276,000 and $298,000 are pledged as security for notes payable to banks under certain Warehouse Line of Credit Agreements and other debt agreements as of December 31, 2005 and 2004, respectively.

        The minimum scheduled notes receivable payments on December 31, 2005 are approximately as follows:

For the Years Ended December 31,	Amount
2006	$390,000
2007	74,000

$464,000

Note 6 - Inventory

        Inventory consisted of approximately the following as of December 31, 2005:

	NTS/LFII	NTS/VA	Consolidated
Land held for future development,
under development and completed lots	$16,000	$13,385,000	$13,401,000
Amenities	--	6,925,000	6,925,000

	$16,000	$20,310,000	$20,326,000

Items capitalized to inventory in 2005

Capitalized interest	$3,000	$83,000	$86,000

Capitalized property taxes	$3,000	$191,000	$194,000

          Inventory consisted of approximately the following as of December 31, 2004:

	NTS/LFII	NTS/VA	Consolidated
Land held for future development,
under development and completed lots	$283,000	$16,678,000	$16,961,000
Country Club (net of $9,134,000 membership initiation fees)	219,000	--	219,000
Amenities	54,000	9,403,000	9,457,000

	$556,000	$26,081,000	$26,637,000

Items capitalized to inventory in 2004

Capitalized interest	$3,000	$374,000	$377,000

Capitalized property taxes	$10,000	$188,000	$198,000

          The amenities for NTS/LFII and NTS/VA include all common areas, entrance walls, lakes and dams, a maintenance facility, clubhouses, golf courses, swimming pools, tennis courts, sports fields and parks.

          Pursuant to the Membership Marketing Agreement, dated June 7, 2004, between NTS/LFII and the Lake Forest Country Club, NTS/LFII is to receive 50% of initiation fees from the initial issuance of the remaining initial memberships to the country club. As long as the agreement is in effect, we expect that we will not incur any marketing or selling expenses related to issuance of initial memberships. We are not responsible for any refund related to any issued memberships. During 2005 and 2004, the Lake Forest Country Club operating (income) deficit was approximately $(1,000) and $207,000, respectively, and was capitalized as a cost of inventory. The $(1,000) reduction to inventory relates to the recovery of prior year expenses capitalized to inventory. On December 28, 2003, the Lake Forest Country Club ownership and operations were turned over to its members.

          We capitalized in inventory approximately $280,000 and $575,000 of interest and real estate taxes during 2005 and 2004, respectively. Interest and real estate taxes incurred were approximately $305,000 and $616,000 for the years ended December 31, 2005 and 2004, respectively.

          NTS/LFII inventory at December 31, 2005, is costs incurred to date for the development of the Lake Forest Country Club, net of approximately $9,283,000 of net country club membership initiation fees.

          Inventory for 2004 includes approximately $9,353,000, net of approximately $9,134,000 of net country club membership initiation fees, of costs incurred to date for the development of the Lake Forest Country Club.

          During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the country club as a single asset, SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” requires that the country club be reported separately from inventory on our balance sheets as property and equipment based on its approximate market value. The assets’ estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment in the accompanying balance sheets. Initiation fees are recorded as a reduction of inventory cost.

Note 7 - Property and Equipment

          Property and equipment is stated at historical cost, net of accumulated depreciation. Land and buildings are depreciated over the estimated useful lives of the assets which are 10-30 years, while equipment is depreciated over 5-12 years. The following schedule provides an analysis of our approximate investment in property and equipment on December 31:

	2005	2004
Land and buildings	$3,326,000	$3,313,000
Equipment	1,320,000	1,246,000

	4,646,000	4,559,000

Less accumulated depreciation	1,546,000	1,371,000

	$3,100,000	$3,188,000

Note 8 - Mortgage and Notes Payable

          Mortgage and notes payable consist of the following:

	2005	2004
Note payable to a bank in the amount of $9,000,000, bearing interest at
8.25%, payable monthly, secured by a certificate of deposit owned by
NTS Financial Partnership, an affiliate of the Fund was paid off in
June 2005	$--	$1,405,810

Warehouse line of credit agreement with a bank, bearing interest at the
Prime Rate + .75%, due June 15, 2006, secured by notes receivable (see
Note 5), principal payments consist of payments received from notes
receivable securing the obligation	276,032	297,979

Other	114,326	128,186

	$390,358	$1,831,975

          We anticipate seeking renewals or refinancing the debt coming due within the next twelve months with our existing creditors, however, there can be no assurances that we will be successful in doing so. The Prime Rate was 7.25% and 5.25% on December 31, 2005 and 2004, respectively.

          The minimum scheduled principal payments on debt outstanding on December 31, 2005 are approximately as follows:

For the Years Ended December 31,	Amount
2006	$318,000
2007	45,000
2008	19,000
2009	6,000
2010	2,000

$390,000

          In 2005, we amended and restated our mortgage loan due May 1, 2006. It is secured by approximately 500 acres of undeveloped land at the NTS/VA project. All previous security and collateral pledges were released. Paydowns from lot sales are no longer required. The loan is a revolver, with $300,000 of the credit commitment set aside as an interest reserve. The maximum amount outstanding at any time shall be no greater than $4,700,000. The balance was $0 on December 31, 2005 and 2004.

Note 9 - Related Party Transactions

          During 2004, an affiliate of the Fund, Cedar Creek Virginia LLC, entered into an agreement to purchase 13 lots from the Fund for the purpose of building homes on speculation for sale to individuals. Cedar Creek Virginia LLC is partially owned by J.D. Nichols and Brian F. Lavin. The Fund agreed to defer actual sale of these lots until final closing where each home would be sold to an individual purchaser. The lot price in the agreement was determined by averaging the sales price of similarly situated lots within the NTS/VA Fawn Lake Development. The Board of Directors of the corporation adopted a resolution approving the sale of these lots to the affiliate. We sold 4 lots in 2004 and 8 lots in 2005 under this agreement.

          As of December 31, 2005, the Sponsor or an affiliate owned 641,484 shares of the Fund which is 20.1% of the outstanding shares. The Fund has entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

          Property Management Agreements

          The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Management under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Management for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Management for the Fawn Lake project (collectively, the “Management Agreements”). NTS Management is a wholly-owned subsidiary of NTS Development Company (“NTS Development”). NTS Development is a wholly-owned subsidiary of the Fund’s Sponsor. The Management Agreements have been renewed through December 31, 2008. Under the Management Agreements, NTS Management is entitled to reimbursement for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, is also entitled to an overhead recovery, and may accrue an incentive payment payable all as provided therein.

          These expense reimbursements include direct and prorated costs incurred in the management and operation of NTS/LFII and NTS/VA. These reimbursements include management, accounting, professional, engineering development, marketing and office personnel employment costs incurred by NTS Management and/or certain affiliates as well as various non-payroll related operating expenses. Employment costs are for those individuals rendering services at the residential projects, some of whom are full-time and on site, and others who are not on site or have multiple residential project responsibilities. For services provided by individuals not on site or with multiple residential project responsibilities, costs are prorated by NTS Management and allocated to the appropriate residential project in accordance with the Management Agreements. As permitted by the Management Agreements, we were charged the following amounts for the year ended December 31, 2005, 2004 and 2003. These amounts are reflected in selling, general and administrative - affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements.

	2005	2004	2003
Personnel Related Costs
Financing and accounting	$312,000	$268,000	$273,000
Data processing	21,000	29,000	52,000
Human resources	68,000	54,000	49,000
Sales and administrative	1,291,000	1,100,000	1,245,000
Construction management	2,000	--	--
Legal	115,000	56,000	90,000
Marketing	--	--	55,000
Rent	26,000	21,000	48,000
Other general and administrative	--	--	107,000

Total expense reimbursements	$1,835,000	$1,528,000	$1,919,000

          Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. Overhead recovery for the years ended December 31, 2005, 2004 and 2003, was approximately $867,000, $754,000 and $628,000, respectively. These amounts are classified with selling, general and administrative - affiliates in the accompanying consolidated statements of operations.

          There were also expense reimbursements of approximately $1,479,000, $1,215,000 and $3,242,000 accrued to NTS Management or an affiliate during the years ended December 31, 2005, 2004 and 2003, respectively, for Fawn Lake Country Club and Lake Forest Country Club prior to 2005. Such costs include employment costs of management, golf course maintenance, golf professionals, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $68,000, $61,000 and $177,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club and Lake Forest Country Club for the years ended December 31, 2005, 2004, and 2003. The Lake Forest Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the years ended December 31, 2004, and 2003. The Fawn Lake Country Club expense reimbursements and overhead recovery fees were included with country club operations in our consolidated statement of operations for the years ended December 31, 2005, 2004 and 2003.

          The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to the then existing stockholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such stockholders of the Fund, is at least equal to the stockholders’ original capital contribution. As of December 31, 2005, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of December 31, 2005, no amount had been accrued as an incentive payment in our consolidated financial statements.

          Accounts Payable and Accrued Expenses - Affiliates

          As of December 31, 2005 and 2004, we owed approximately $4,648,000 and $13,087,000, respectively, to NTS Management, NTS Development and its affiliates for salary and overhead reimbursements included in accounts payable and accrued expenses - affiliates.

          NTS Development and NTS Management have agreed to defer, until March 31, 2007, amounts owed to them by us as of December 31, 2005 and those amounts accruing from January 1, 2006 through March 31, 2007, other than as permitted by our cash flows. There can be no assurances that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2007.

          Sale of Undeveloped Land

          On March 6, 2001, NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC (“Fairways”), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party). The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000. Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold. The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000. Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller’s (NTS/LFII) cost of the property sold. This unrecognized profit is offset against the receivable on the balance sheet. The receivable balance related to this sale was approximately $0 and $123,000, on December 31, 2005 and 2004, respectively. The transactional values were derived from an independent appraisal.

Note 10 - Country Club Accounting

          Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Condensed Statements of Operations
Revenues:
Operating revenues	$1,803,000	$1,641,000	$1,377,000

Expenses:
Cost of goods sold	332,000	339,000	306,000
Selling, general and administrative - affiliates	1,547,000	1,276,000	1,324,000
Selling, general and administrative	735,000	786,000	752,000
Depreciation	125,000	127,000	77,000

Total expenses	2,739,000	2,528,000	2,459,000

Net loss	$(936,000)	$(887,000)	$(1,082,000)

          Selling, general and administrative - affiliates include expense reimbursements of approximately $1,479,000 and overhead recovery fees of approximately $68,000, accrued to NTS Management or an affiliate. The expense reimbursements include employment costs of management, golf course maintenance, golf professionals, kitchen personnel, and accounting as well as various non-payroll related operating expenses. The overhead recovery fees are reimbursements to NTS Management for overhead expenses attributable to the employees and efforts of NTS Management, in an amount equal to 3.75% of the country club’s gross cash receipts.

        Selling, general and administrative includes landscaping, repairs and maintenance, operating lease payments, utilities, advertising and insurance.

Note 11 - Income Taxes

          We recognize deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the Fund’s book and tax bases of assets and liabilities and tax carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal tax carry forwards and temporary differences giving rise to our deferred taxes consist of tax net operating loss carry forwards, valuation allowances and differences in inventory basis for book and tax. Our deferred tax assets and liabilities as of December 31 are as follows:

	2005	2004
Deferred tax assets/liabilities
Net operating loss carry forwards	$9,765,000	$9,929,000
Inventory	--	1,021,000
Deferred revenue	237,000	181,000

Deferred tax assets	10,002,000	11,131,000

Deferred tax liabilities	(868,000)	(833,000)

Valuation allowance	(9,134,000)	(10,298,000)

Total deferred tax assets/liabilities	$--	$--

          A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria as defined in SFAS No. 109, “Accounting for Income Taxes.” In 2005, a portion of the valuation allowance was released and net operating loss carry forwards were utilized to offset current year tax expense. The Fund has determined, based on its history of operating losses and its expectations for the future, that it is more likely than not that the net deferred tax assets on December 31, 2005 and 2004, will not be realized. As of December 31, 2005, we have a federal net operating loss carry forward of approximately $25,681,000 expiring during various years beginning in 2012 and ending in 2024.

          A reconciliation of the statutory rate to the effective rate of the Fund for the years ended December 31 is as follows:

	2005	2004
Tax (benefit) provision using statutory rate	$1,123,000	$(387,000)
(Decrease) increase in valuation allowance	(1,164,000)	436,000
Other	41,000	(49,000)
Alternative minimum tax	18,000	--

Income tax expense	$18,000	$--

          Substantially all of the difference between the tax (benefit) provision calculated at the statutory rate and the tax expense recorded on the accompanying statements of operations is due to the change of the valuation allowance on previously recorded deferred tax assets.

Note 12 - Financial Instruments

          The book values of cash and equivalents, trade receivables and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturity of these financial instruments. The fair value of our notes receivable and debt instruments approximate the book value because a substantial portion of the underlying instruments are variable rate notes.

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

          NTS/LFII and NTS/VA have various certificates of deposit, bonds and letters of credit outstanding to governmental agencies and utility companies totaling approximately $1,402,000 and $6,261,000 as of December 31, 2005. The primary purpose of these instruments is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

          It is estimated that the homeowners’ association amenities at the Fawn Lake project will be substantially completed by December 2009. Based on engineering studies and projections, NTS/VA will incur additional costs, excluding interest, of approximately $1,621,000 to complete the homeowners’ association amenities for the project. These costs are estimated to be incurred as follows: $176,000 for 2006, $340,000 for 2007, $1,045,000 for 2008 and $60,000 for 2009.

Note 14 - Guaranties to the Fund

          NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to stockholders from all sources during our existence is at least equal to the original capital contributions attributable to our then outstanding shares. As of December 31, 2005, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

        Any liability of the Guarantor under the guaranty is expressly limited to its assets. The Guarantor holds a $10.0 million demand note receivable from Mr. J.D. Nichols, Chairman of the Board of Directors of the Sponsor. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty. The Guarantor may in the future guarantee obligations of other third parties including guaranties of obligations owed by our affiliates to other entities.

Note 15 - Unaudited Quarterly Financial Data

	2005
	March 31	June 30	September 30	December 31	Total
Total sales	$1,807,193	$9,654,600	$2,543,290	$8,592,995	$22,598,078
Cost of sales	(1,216,646)	(6,342,267)	(1,015,344)	(5,905,840)	(14,480,097)

Gross profit	590,547	3,312,333	1,527,946	2,687,155	8,117,981

Total expenses	1,513,612	2,177,316	1,743,946	1,868,121	7,302,995

(Loss) income before other income
(expense) and federal income tax	(567,759)	1,657,825	340,711	1,268,052	2,698,829
Income from investment in
unconsolidated affiliate	334,167	103,971	81,840	83,713	603,691

(Loss) income before federal income tax	(233,592)	1,761,796	422,551	1,351,765	3,302,520
Federal income tax	--	--	--	18,000	18,000

Net (loss) income	$(233,592)	$1,761,796	$422,551	$1,333,765	$3,284,520

Net (loss) income per share	$(0.07)	$0.55	$0.13	$0.42	$1.03

	2004
	March 31	June 30	September 30	December 31	Total
Total sales	$3,035,955	$5,765,779	$2,945,336	$7,848,722	$19,595,792
Cost of sales	(2,498,122)	(4,698,972)	(2,399,498)	(6,578,072)	(16,174,664)

Gross profit	537,833	1,066,807	545,838	1,270,650	3,421,128

Total expenses	1,412,841	1,776,691	1,688,105	1,739,526	6,617,163

(Loss) income before other income (expense)
and federal income tax	(526,301)	(258,596)	(621,437)	(77,739)	(1,484,073)
Income (loss) from investment in
unconsolidated affiliate	80,009	190,354	(12,477)	88,878	346,764

(Loss) income before federal income tax	(446,292)	(68,242)	(633,914)	11,139	(1,137,309)
Federal income tax	--	--	--	--	--

Net (loss) income	$(446,292)	$(68,242)	$(633,914)	$11,139	$(1,137,309)

Net (loss) income per share	$(0.14)	$(0.02)	$(0.20)	$0.00	$(0.36)

Note 16 - Subsequent Event

          On February 17, 2006, NTS/Virginia Development Company entered into an agreement to sell to a related party Cedar Creek Virginia, LLC, lots 808 though 825, inclusive in Section 27 of the Fawn Lake development. The purchase price per lot is $126,150, for an aggregate purchase price of $2,270,700. The lot price in the agreement was determined by averaging the sales price of similarly situated lots within the NTS/VA Fawn Lake Development. The Board of Directors of the corporation unanimously adopted a resolution approving the sale of these lots to the related party. The initial closing occurred on March 29, 2006, where lots 808, 809, 810, 811, 822, 823, 824 and 825 were purchased for an aggregate purchase price of $1,009,200. The purchaser has 18 months from the initial closing to purchase the remaining lots.

          Cedar Creek Virginia, LLC is a joint venture engaged in the construction of homes in the Fawn Lake development. Our chairman Mr. J.D. Nichols, our President Mr. Brian F. Lavin and the Senior Vice President of NTS/Virginia Development Company Mr. Ralph DeRosa are participants in the joint venture.

REPORT OF INDEPENDENT AUDITORS

To the Orlando Lake Forest Joint Venture:

          We have audited the accompanying balance sheets of Orlando Lake Forest Joint Venture (a Florida general partnership) as of December 31, 2005 and 2004, and the related statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of Orlando Lake Forest Joint Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Orlando Lake Forest Joint Venture’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Orlando Lake Forest Joint Venture’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orlando Lake Forest Joint Venture at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Louisville, Kentucky
March 27, 2006

ORLANDO LAKE FOREST JOINT VENTURE
Balance Sheets as of December 31, 2005 and 2004

	2005	2004
ASSETS:
Cash and equivalents	$1,110,338	$2,241,873
Inventory	2,164,122	3,262,205
Property and equipment, net of accumulated depreciation of approximately
$108,000 and $102,000, respectively	38,013	62,839
Other assets	36,211	18,186

Total assets	$3,348,684	$5,585,103

LIABILITIES AND PARTNERS' EQUITY:
Accounts payable and accrued expenses	$164,509	$1,012,662
Accounts payable - affiliates	936	1,584
Lot deposits	45,500	40,500

Total liabilities	210,945	1,054,746

COMMITMENTS AND CONTINGENCIES (NOTE 3)

Total partners' equity	3,137,739	4,530,357

Total liabilities and partners' equity	$3,348,684	$5,585,103

The accompanying notes to financial statements are an integral part of these statements.

ORLANDO LAKE FOREST JOINT VENTURE
Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
REVENUE:
Lot sales, net of discounts	$3,977,632	$6,212,522	$8,103,247
Cost of sales	(2,124,907)	(4,331,373)	(5,926,843)

Gross profit	1,852,725	1,881,149	2,176,404

EXPENSES:
Selling, general and administrative - affiliates	301,006	646,662	897,096
Selling, general and administrative	399,270	535,930	609,945
Interest expense	--	880	2,950
Depreciation and amortization	24,825	30,380	28,936

Total operating expenses	725,101	1,213,852	1,538,927

Income before interest and other income	1,127,624	667,297	637,477
Interest and other income	79,758	26,230	36,934

NET INCOME	$1,207,382	$693,527	$674,411

The accompanying notes to financial statements are an integral part of these statements.

ORLANDO LAKE FOREST JOINT VENTURE
Statements of Partners’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Partners' Equity
PARTNERS' EQUITY:
Balances of January 1, 2003	$3,162,419

Net income	674,411

Balances on December 31, 2003	3,836,830

Net income	693,527

Balances on December 31, 2004	4,530,357

Net income	1,207,382
Cash distributions	(2,600,000)

Balances on December 31, 2005	$3,137,739

The accompanying notes to financial statements are an integral part of these statements.

ORLANDO LAKE FOREST JOINT VENTURE
Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,207,382	$693,527	$674,411
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization expense	24,825	30,380	28,936
Changes in assets and liabilities:
Inventory	1,098,084	(436,341)	3,790,056
Other assets	(18,025)	3,265	(5,023)
Accounts payable and accrued expenses	(848,153)	586,153	(444,802)
Lot deposits	5,000	(30,200)	4,400

Net cash provided by operating activities	1,469,113	846,784	4,047,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	--	--	(78,075)

Net cash used in investing activities	--	--	(78,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	--	--	1,976,385
Payments on notes payable	--	(11,017)	(2,171,362)
Accounts payable - affiliates	(648)	(1,069,336)	(1,389,302)
Cash distributions	(2,600,000)	--	--
Loan costs	--	--	(19,835)

Net cash used in financing activities	(2,600,648)	(1,080,353)	(1,604,114)

NET (DECREASE) INCREASE IN CASH AND
EQUIVALENTS	(1,131,535)	(233,569)	2,365,789

CASH AND EQUIVALENTS, beginning of year	2,241,873	2,475,442	109,653

CASH AND EQUIVALENTS, end of year	$1,110,338	$2,241,873	$2,475,442

The accompanying notes to financial statements are an integral part of these statements.

ORLANDO LAKE FOREST JOINT VENTURE
Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

          A) Organization

          Orlando Lake Forest Joint Venture (“OLFJV”) was organized on March 16, 1987, as a Florida general partnership. In August 1997, NTS Mortgage Income Fund (the “Fund”) entered into an Amended and Restated Joint Venture Agreement evidencing the Fund’s admission as a partner in OLFJV effective August 16, 1997. The other partners in OLFJV are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are affiliates of and are under common control with NTS Corporation, the Fund’s sponsor. The terms “we,” “us” or “our,” as the context requires, may refer to the OLFJV or its interests in this property.

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

          E) Inventory

          Inventory is stated at the lower of cost or net realizable value. Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period, less amounts charged to cost of sales. Inventory costs are allocated to individual lots sold using the relative sales values. The use of the relative sales values method to record cost of sales requires the use of estimates of sales values, development costs and absorption periods over the life of the project. Given the long-term nature of the project, the use of estimates to determine sales values, development costs, absorption periods and inherent economic volatility of residential real estate, it is reasonably possible that such estimates could change in the near term. Any changes in estimates are accounted for prospectively over the life of the project.

          F) Accounting for Impairment

          Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the years ended December 31, 2005, 2004 and 2003 did not result in an impairment loss.

          G) Advertising

          OLFJV expenses advertising costs as incurred, which are included in selling, general and administrative in the accompanying statements of operations. Advertising expense was approximately $127,000, $211,000 and $353,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

          H) Environmental Remediation and Compliance

          Environmental liabilities for remediation costs are accrued based on estimates of known environmental remediation exposures. Liabilities are recognized when they are probable and can be reasonably estimated. Environmental compliance costs are expensed as incurred. No such liabilities existed as of December 31, 2005 and 2004.

          I) Statements of Cash Flows

          For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with an original maturity of three months or less that are readily convertible to cash.

          Cash payments for interest, net of amounts capitalized are as follows:

	2005	2004	2003
Interest, net of amounts capitalized	$--	$874	$202,025

          J) Tax Status

          OLFJV has received a ruling from the Internal Revenue Service stating that the partnership is classified as a general partnership for federal income tax purposes. As such, OLFJV makes no provision for income taxes. The taxable income or loss is passed through to the holders of the partnership interests for inclusion on their individual income tax returns.

          K) Segment Reporting

          OLFJV’s reportable operating segments include only one segment that is the development and sale of residential subdivision lots.

Note 2 - Inventory

          Inventory consists approximately of the following as of December 31:

	2005	2004
Land held for future development,
under development and completed lots	$2,081,000	$3,101,000
Amenities	83,000	161,000

	$2,164,000	$3,262,000

          OLFJV capitalized in inventory approximately $6,000 and $30,000 of interest and real estate taxes during 2005 and 2004, respectively. Interest and real estate taxes incurred were approximately $78,000 and $106,000 for the years ended December 31, 2005 and 2004, respectively.

Note 3 - Commitments and Contingencies

          OLFJV does not believe there is any litigation threatened against OLFJV other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the financial statements of OLFJV. We believe we have adequate insurance.

Note 4 - Related Party Transactions

          A) Selling, General and Administrative - Affiliates

          The expenses presented as selling, general and administrative - affiliates are classified in two ways, expense recovery and overhead recovery. The expense recovery includes employment costs of management, accounting, professional, development marketing and office personnel employed by NTS Management as well as various non-payroll related operating expenses.

          Expense recovery of approximately $149,000, $413,000 and $592,000 accrued to NTS Management or an affiliate during the years ended December 31, 2005, 2004 and 2003, respectively, for employment costs and various non-payroll related operating expenses. These amounts are reflected in selling, general and administrative - affiliates on the accompanying statements of operations:

	2005	2004	2003
Personnel Related Costs
Financing and accounting	$51,000	$101,000	$79,000
Sales and administrative	86,000	287,000	487,000
Data processing	10,000	14,000	16,000
Human resources	2,000	11,000	10,000

Total expense reimbursements	$149,000	$413,000	$592,000

          Additionally, OLFJV incurs an overhead recovery, which is a reimbursement to NTS Management for overhead expenses attributable to the employees and the efforts of NTS Management, in an amount equal to 3.75% of the project’s gross cash receipts. For the years ended December 31, 2005, 2004 and 2003, overhead recovery incurred was approximately $152,000, $234,000 and $305,000, respectively.

          B) Accounts Payable - Affiliates

          As presented in the accompanying balance sheet as of December 31, 2005 and 2004, accounts payable - affiliates of approximately $1,000 and $2,000, respectively, was due to NTS Development Company and NTS Management for salary and overhead reimbursements.

REPORT OF INDEPENDENT AUDITORS

To the Stockholder of NTS Guaranty Corporation:

          We have audited the accompanying balance sheets of NTS Guaranty Corporation (a Kentucky corporation) as of December 31, 2005 and 2004, and the related statements of operations for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of NTS Guaranty Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform and audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of NTS Guaranty Corporation’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS Guaranty Corporation at December 31, 2005 and 2004, and the results of its operations for each of the three years in the period ended December 31, 2005, in conformity accounting principles generally accepted in the United States.

Ernst & Young LLP

Louisville, Kentucky
March 27, 2006

NTS GUARANTY CORPORATION
Balance Sheets as of December 31, 2005 and 2004

	2005	2004
ASSETS:
Cash	$100	$100

Total assets	$100	$100

LIABILITIES:
General liability	$10,000,000	$10,000,000

STOCKHOLDER'S EQUITY:
Common stock, no par value, 100 shares issued and outstanding	10	10
Additional paid-in-capital	10,000,090	10,000,090
Deficit	(10,000,000)	(10,000,000)

	100	100

Less non-interest bearing demand note receivable from the stockholders	(10,000,000)	(10,000,000)

Total liabilities and stockholders' equity	$100	$100

The accompanying notes to financial statements are an integral part of these statements.

NTS GUARANTY CORPORATION
Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Guarantee liability	$--	$10,000,000	$--

Loss before income taxes	--	(10,000,000)	--
Income taxes	--	--	--

NET LOSS	$--	$(10,000,000)	$--

The accompanying notes to financial statements are an integral part of these statements.

NTS GUARANTY CORPORATION
Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

          A) Organization

          NTS Guaranty Corporation (the “Guarantor”), a Kentucky corporation, was formed in February 1987 and is an affiliate of NTS Corporation. NTS Corporation is the Sponsor of the NTS Mortgage Income Fund (the “Fund”). The balance sheets include all of the assets and liabilities which relate to the Guarantor. The Guarantor is authorized to issue up to 2,000 shares of common stock with no par value. There are 100 shares issued and outstanding which were purchased by Mr. J. D. Nichols, Chairman of the Board of Directors of the Sponsor and of the Fund. In addition, Mr. Nichols has given the Guarantor a non-interest bearing demand note receivable for $10.0 million, the receivable of which is included in additional paid-in capital. No statements of cash flows are presented as there are no cash transactions to report during the three years ended December 31, 2005.

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

Note 2 - Commitments

          The Guarantor has guaranteed that at the time that the Fund is liquidated and dissolved, the total distributions the Fund has made to stockholders from all sources during its existence is at least equal to the original capital contributions attributable to the then outstanding shares. As of December 31, 2005, the original capital contributions attributable to the Fund’s outstanding shares were $63,690,000 and the Fund had paid distributions of approximately $23,141,000.

          Any liability of the Guarantor under the guaranty is expressly limited to its assets. The Guarantor holds a $10.0 million demand note receivable from Mr. J.D. Nichols, sole stockholder of Guarantor and Chairman of the Board of Directors of the Sponsor. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty. The Guarantor may in the future guarantee obligations of other third parties including guaranties of obligations owed by our affiliates to other entities.

          The Fund is a finite life entity. Its organizational documents require it to commence an orderly liquidation by December 31, 2008. Delaware law, its state of incorporation, provides for a three-year period after the initiation of its liquidation to wind up its affairs and issue final distributions to stockholders.

          In connection with our ongoing review of the status of our properties and progress to liquidation, we have estimated the approximate total distributions which we anticipate making to its stockholders through dissolution. As final liquidating distributions are not likely for several years, these estimates may change significantly prior to dissolution.

          Based on the estimate referred to above and the $10.0 million to be provided by the Guarantor, the remaining amount projected to be distributed to the Fund’s stockholders appears to be sufficient to meet the return of capital guaranty to stockholders.

Note 3 - Guaranty Liability

          The Fund’s analysis discussed above and updated as of December 31, 2005, as to the approximate total distributions which it anticipates making to its stockholders through dissolution was not estimated to return the original capital contributions attributable to its outstanding shares. As a result, the estimated distributions the Fund can pay, according to its analysis, are less than the amount of distributions necessary to return the original capital contributions. We believe it is probable that the guaranty will be called upon and, accordingly, we have recorded a liability for the full amount of $10.0 million. No tax impact of the charge is reflected in our statements of operations because the deferred tax asset related to the charge has been fully reserved.

ITEM 9 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A - CONTROLS AND PROCEDURES

          The President of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company (the equivalent of the Chief Financial Officer of the Company) have evaluated our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the President of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company concluded that our disclosure controls and procedures were effective as of December 31, 2005. There were no material changes in our internal controls over financial reporting during the fourth quarter of 2005.

ITEM 9B - OTHER INFORMATION

          None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than May 1, 2006.

ITEM 11 - EXECUTIVE COMPENSATION

          The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than May 1, 2006.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than May 1, 2006.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than May 1, 2006.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than May 1, 2006.

PART IV

ITEM 15 - EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

1 - Consolidated Financial Statements

          The consolidated financial statements for the NTS Mortgage Income Fund, Orlando Lake Forest Joint Venture and the NTS Guaranty Corporation, along with the reports from Ernst &Young LLP dated March 27, 2006, appear in Part II, Item 8.

2 - Consolidated Financial Statement Schedules

          All schedules have been omitted because they are not applicable, are not required, or because the required information is included in the consolidated financial statements or notes thereto.

3 - Exhibits

Exhibit No.
3(a)(2)	Restated Certificate of Incorporation	(1)

3(b)	By-Laws	(1)

10	Material contracts - the agreements whereby the Registrant acquired all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA, and the Property Management Agreements between the Registrant and NTS Management	(2)

10(b)	Form of Guaranty Agreement	(1)

10(c)	Form of Advisory Agreement	(1)

14	Code of Ethics	(3)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(4)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(4)

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-11, referencing the exhibit number used in such Registration Statement.

(2)	Incorporated by reference from the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 14, 1998.

(3)	Located on the Registrant’s website www.ntsdevelopment.com.

(4)	Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS MORTGAGE INCOME FUND By: /s/ Brian F. Lavin —————————————— Brian F. Lavin Its: President Date: March 29, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

By: /s/ J.D. Nichols —————————————— J.D. Nichols Its: Chairman of the Board of Directors Date: March 29, 2006

By: /s/ Gerald B. Brenzel —————————————— Gerald B. Brenzel Its: Director Date: March 29, 2006

By: /s/ Robert M. Day —————————————— Robert M. Day Its: Director Date: March 29, 2006

By: /s/ Robert A. Guimbarda —————————————— Robert A. Guimbarda Its: Director Date: March 29, 2006

By: /s/ Gerald B. Thomas —————————————— Gerald B. Thomas Its: Director Date: March 29, 2006

By: /s/ Gregory A. Wells —————————————— Gregory A. Wells Its: Chief Financial Officer of NTS Development Company Date: March 29, 2006