Form 10-Q
period 2006-03-31
NTS MORTGAGE INCOME FUND
filed 2006-05-12
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes [   ]      No [X]

As of May 12, 2006, the registrant had approximately 3,187,000 shares of common stock outstanding.

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

          Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our most recent annual report on Form 10-K, which was filed on March 30, 2006. Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I – FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

NTS MORTGAGE INCOME FUND
Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

	(Unaudited)
	March 31, 2006	December 31, 2005
ASSETS:
Cash and equivalents	$2,073,580	$2,463,134
Membership initiation fees and other accounts receivable, net of allowance of
approximately $140,000 and $119,000, respectively	412,581	420,046
Notes receivable	428,350	463,763
Inventory	21,467,357	20,325,858
Property and equipment, net of accumulated depreciation of approximately
$1,594,000 and $1,546,000, respectively	3,212,592	3,100,110
Investment in unconsolidated affiliate	1,718,834	1,568,870
Other assets	296,850	366,666

Total assets	$29,610,144	$28,708,447

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and accrued expenses	$3,371,482	$2,243,546
Accounts payable and accrued expenses due to affiliates	4,503,114	4,647,630
Mortgage and notes payable	357,599	390,358
Other liabilities	726,821	504,481

Total liabilities	8,959,016	7,786,015

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 6,000,000 shares authorized	3,187	3,187
Additional paid-in-capital	54,163,354	54,163,354
Accumulated deficit	(33,515,413)	(33,244,109)

Total stockholders' equity	20,651,128	20,922,432

Total liabilities and stockholders' equity	$29,610,144	$28,708,447

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND
Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
REVENUE:
Lot sales, net of discounts	$2,381,075	$1,807,193
Cost of sales	(1,740,240)	(1,216,646)

Gross profit	640,835	590,547

Country Club revenue	385,723	341,759
Interest income on cash equivalents and miscellaneous income	47,420	13,547

Total revenues	1,073,978	945,853

EXPENSES:
Selling, general and administrative expenses reimbursed to affiliates	427,548	369,105
Selling, general and administrative expenses	404,232	494,382
Other taxes and licenses	17,558	23,452
Depreciation and amortization	22,200	24,750
Country Club operations	623,708	601,923

Total operating expenses	1,495,246	1,513,612

Loss before other income and income taxes	(421,268)	(567,759)
Income from investments in unconsolidated affiliate	149,964	334,167

Loss before income taxes	(271,304)	(233,592)

Income taxes	--	--

NET LOSS	$(271,304)	$(233,592)

NET LOSS PER SHARE OF COMMON STOCK	$(0.09)	$(0.07)

Weighted average number of shares	3,187,328	3,187,333

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(271,304)	$(233,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	22,200	24,750
Income from investment in unconsolidated affiliate	(149,964)	(334,167)
Changes in assets and liabilities:
Membership initiation fees and other accounts receivable	7,465	29,649
Notes receivable	35,413	26,404
Inventory	(1,109,991)	(41,081)
Accounts payable and accrued expenses	1,127,936	406,443
Other liabilities	222,340	144,490
Other assets	63,564	(57,147)

Net cash used in operating activities	(52,341)	(34,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(159,938)	(19,464)

Net cash used in investing activities	(159,938)	(19,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accounts payable and accrued expenses due to affiliates	(144,516)	(782,758)
Proceeds from mortgages and notes payable	--	3,130,047
Payments on mortgages and notes payable	(32,759)	(2,202,281)

Net cash (used in) provided by financing activities	(177,275)	145,008

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(389,554)	91,293

CASH AND EQUIVALENTS, beginning of period	2,463,134	1,309,537

CASH AND EQUIVALENTS, end of period	$2,073,580	$1,400,830

The accompanying notes to consolidated financial statements are an integral part of this statement.

NTS MORTGAGE INCOME
Notes to Consolidated Financial Statements
(Unaudited)

          The unaudited consolidated financial statements included herein should be read in conjunction with NTS Mortgage Income Fund’s (the “Fund”) 2005 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2006. In the opinion of the Fund’s management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months ended March 31, 2006 and 2005. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to the Fund or its interests in its properties and joint venture.

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

          Inventory consists of approximately the following as of March 31, 2006:

	(Unaudited)
	NTS/LFII	NTS/VA	Consolidated
Land held for future development,
under development and completed lots	$11,000	$14,909,000	$14,920,000
Amenities	--	6,547,000	6,547,000

	$11,000	$21,456,000	$21,467,000

Items capitalized to inventory for the three months ended March 31, 2006

Capitalized interest	$--	$6,000	$6,000

Capitalized property taxes	$1,000	$48,000	$49,000

          Inventory consisted of approximately the following as of December 31, 2005:

	NTS/LFII	NTS/VA	Consolidated
Land held for future development,
under development and completed lots	$16,000	$13,385,000	$13,401,000
Amenities	--	6,925,000	6,925,000

	$16,000	$20,310,000	$20,326,000

Items capitalized to inventory in 2005

Capitalized interest	$3,000	$83,000	$86,000

Capitalized property taxes	$3,000	$191,000	$194,000

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

Note 8 – Property and Equipment

          The following schedule provides an analysis of our approximate investment in property and equipment:

	(Unaudited)
	March 31, 2006	December 31, 2005
Land and buildings	$3,326,000	$3,326,000
Equipment	1,481,000	1,320,000

	4,807,000	4,646,000
Less accumulated depreciation	1,594,000	1,546,000

	$3,213,000	$3,100,000

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

          The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land. Our development activities at this location are substantially complete. As of March 31, 2006, we have 32 single-family homesites left to sell.

          The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement. As of March 31, 2006 and December 31, 2005, our percentage interest was 50%, and our investment balance in the Joint Venture was approximately $1,719,000 and $1,569,000, respectively. Our share of the Joint Venture’s net income for the three months ended March 31, 2006 and 2005 was approximately $150,000 and $334,000, respectively.

          Presented below are approximate condensed balance sheets for the Joint Venture as of March 31, 2006 and December 31, 2005, and approximate statements of operations for the three months ended March 31, 2006 and 2005:

	(Unaudited)
	March 31, 2006	December 31, 2005
Condensed Balance Sheets
Inventory	$1,998,000	$2,164,000
Other, net	1,600,000	1,185,000

Total assets	$3,598,000	$3,349,000

Liabilities	$160,000	$211,000
Equity	3,438,000	3,138,000

Total liabilities and equity	$3,598,000	$3,349,000

	(Unaudited)
	Three Months Ended March 31,
	2006	2005
Condensed Statements of Operations
Lot sales, net of discounts	$588,000	$2,066,000
Cost of sales	(216,000)	(1,133,000)
Other expenses, net	(72,000)	(265,000)

Net income	$300,000	$668,000

          On April 21, 2006, Orlando Lake Forest Inc., the managing general partner of the Orlando Lake Forest Joint Venture, authorized payment of a $1,000,000 distribution to the partners of the Joint Venture. The Fund owns a 50% interest in the Joint Venture, and received $500,000 of the distribution proceeds.

Note 11 – Mortgage and Notes Payable

          Mortgage and notes payable consist of the following:

	(Unaudited)
	March 31, 2006	December 31, 2005
Warehouse line of credit agreement with a bank, bearing interest at	$253,948	$276,032
the Prime Rate + .75%, due June 15, 2006, secured by notes receivable, principal payments consist of payments received from notes receivable securing the obligation

Other	103,651	114,326

	$357,599	$390,358

          We anticipate seeking renewals or refinancing the debt coming due within the next twelve months with our existing creditors, however, there can be no assurances that we will be successful in doing so. The Prime Rate was 7.75% on March 31, 2006 and 7.25% on December 31, 2005.

          In 2005, we amended and restated our mortgage loan due May 1, 2006. It is secured by approximately 500 acres of undeveloped land at the NTS/VA project. All previous security and collateral pledges were released. Paydowns from lot sales are no longer required. The loan is a revolver, with $300,000 of the credit commitment set aside as an interest reserve. The maximum amount outstanding at any time shall be no greater than $4,700,000. The balance was $0 on March 31, 2006 and December 31, 2005. We anticipate renewing this loan commitment in the next twelve months.

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

Note 13 – Related Party Transactions

          On February 17, 2006, NTS/VA entered into an agreement to sell to a related party, Cedar Creek Virginia, LLC, lots 808 though 825, inclusive in Section 27 of the Fawn Lake development. The purchase price per lot is $126,150, for an aggregate purchase price of $2,270,700. The lot price in the agreement was determined by averaging the sales price of similarly situated lots within the NTS/VA Fawn Lake Development. The Board of Directors of the Fund unanimously adopted a resolution approving the sale of these lots to the related party. The initial closing occurred on March 29, 2006, where lots 808, 809, 810, 811, 822, 823, 824 and 825 were purchased for an aggregate purchase price of $1,009,200. The purchaser has 18 months from the initial closing to purchase the remaining lots. In accordance with SFAS No. 66 “Accounting for Sales of Real Estate” we have accounted for this transaction using the deposit method. We have recorded the $100,920 received at the initial closing as deferred revenues. During the three months ended March 31, 2006, one lot was sold to Cedar Creek Virginia, LLC, for $80,000 under a previous agreement entered into in 2004.

          Cedar Creek Virginia, LLC is a joint venture engaged in the construction of homes in the Fawn Lake development. Our Chairman, Mr. J.D. Nichols, our President, Mr. Brian F. Lavin, and the Senior Vice President of NTS/VA, Mr. Ralph DeRosa, are members of Cedar Creek Virginia, LLC.

          On May 4, 2006, NTS/VA sold to a related party, Fawn Lake Sales Center, LLC, 0.57 acres of land for $125,000.

          Fawn Lake Sales Center, LLC is a joint venture engaged in the construction and ownership of a sales office building located in the Fawn Lake Development. Our Chairman, Mr. J.D. Nichols, our President, Mr. Brian F. Lavin, and the Senior Vice President of NTS/VA, Mr. Ralph DeRosa, are members of Fawn Lake Sales Center, LLC.

          As of March 31, 2006, the Sponsor or its affiliates owned approximately 647,000 shares of the Fund. The Fund has entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

          These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain of its affiliates as well as various non-payroll related operating expenses. Compensation costs are for those individuals who rendered services full time and on site at the residential projects. Certain individuals have multiple residential project responsibilities some of which may be with affiliated entities of NTS Management. For services provided by individuals not on site, or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project. As permitted by the property management agreements, we were charged the following amounts for the three months ended March 31, 2006 and 2005. These amounts are reflected in selling, general and administrative – affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements.

	(Unaudited)
	Three Months Ended March 31,
	2006	2005
Personnel Related Costs
Financing and accounting	$87,000	$81,000
Data processing	3,000	5,000
Human resources	18,000	17,000
Executive and administrative services	50,000	49,000
Sales and marketing	155,000	112,000
Legal	19,000	28,000

Total personnel related costs	332,000	292,000

Rent	3,000	6,000

Total expense reimbursements	$335,000	$298,000

          Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. Overhead recovery for the three months ended March 31, 2006 and 2005 was approximately $92,000 and $71,000, respectively. These amounts are classified with selling, general and administrative-affiliates in the accompanying consolidated statements of operations.

          There were also expense reimbursements of approximately $349,000 and $362,000 accrued to NTS Management or an affiliate during the three months ended March 31, 2006 and 2005, respectively, for Fawn Lake Country Club. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $16,000 and $15,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club for the three months ended March 31, 2006 and 2005, respectively.

          The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders’ original capital contribution. As of March 31, 2006, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of March 31, 2006, no amount had been accrued as an incentive payment in our consolidated financial statements.

          On July 1, 2005, NTS Residential Management Company assigned its responsibilities and right to receive certain payments (for items accrued after July 1, 2005) under the Management Agreements to Residential Management Company. The assignment does not relieve NTS Residential Management Company from its rights or duties and obligations to perform its responsibilities under the management agreements. Residential Management Company is owned by our Chairman, Mr. J.D. Nichols, and our President, Mr. Brian F. Lavin. NTS Corporation owns NTS Residential Management Company with a similar ownership and control structure.

         Accounts Payable and Accrued Expenses Due to Affiliates

          As of March 31, 2006, we owed approximately $4,503,000 to NTS Development, NTS Residential Management Company and Residential Management Company for salary and overhead reimbursements included in accounts payable and accrued expenses due to affiliates.

          NTS Development and NTS Management have agreed to defer, until March 31, 2007, amounts owed to them by us as of December 31, 2005 and those amounts accruing from January 1, 2006 through March 31, 2007, other than as permitted by our cash flows. There can be no assurances that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2007.

Note 14 – Country Club Accounting

          Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three months ended March 31, 2006 and 2005:

	(Unaudited)
	Three Months Ended March 31,
	2006	2005
Condensed Statements of Operations
Revenues:
Operating revenues	$386,000	$342,000

Total revenues	386,000	342,000

Expenses:
Cost of goods sold	69,000	48,000
Selling, general and administrative expenses reimbursed to affiliates	349,000	361,000
Selling, general and administrative expenses	181,000	166,000
Depreciation	25,000	27,000

Total expenses	624,000	602,000

Net loss	$(238,000)	$(260,000)

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

          A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. The Fund has determined, based on its history of operating losses and its expectations for the future, that it is more likely than not that the net deferred tax assets on March 31, 2006 and December 31, 2005, will not be realized and have provided a valuation allowance for the net deferred tax assets. No income taxes were provided for the periods presented due to our net operating loss carry forwards and unrealized temporary book-tax differences. We have a federal net operating loss carryforward of approximately $25,681,000 expiring during various years beginning in 2012 and ending in 2024. We also have approximately $4,600,000 of inventory in excess of our book balance for tax purposes, which is considered a temporary difference.

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

          NTS/LFII and NTS/VA have various certificates of deposit, bonds and letters of credits outstanding to governmental agencies and utility companies. NTS/VA had outstanding letters of credit totaling approximately $50,000 at March 31, 2006. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

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

Note 17 – Guaranties to the Fund

          NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to shareholders from all sources during our existence is at least equal to the original capital contributions attributable to our then outstanding shares. As of March 31, 2006, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

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

          During April 2001, the Fawn Lake Country Club was substantially completed. As a result of our intention to sell the Club as a single asset, Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” requires that the Club be reported separately from inventory on our balance sheets within property and equipment. The asset’s estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the March 31, 2006 and December 31, 2005, balance sheets as an asset held for use pursuant to SFAS No. 144 and is being depreciated according to our normal depreciation policy.

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

         Income Tax

          No income taxes were provided for the periods presented due to our net operating loss carry forwards and unrealized temporary book-tax differences. We have determined that it is more likely than not that the net deferred tax asset will not be realized based upon the guidance in SFAS No. 109. See Note 15 to our consolidated financial statements.

Results of Operations

          The following tables include our selected summarized operating data for the three months ended March 31, 2006 and 2005. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our consolidated financial statements, including the notes thereto, in Part I, Item 1 of this report.

	(Unaudited)
	Three Months Ended March 31, 2006
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$--	$502,000	$1,879,000	$2,381,000
Cost of sales	--	(246,000)	(1,494,000)	(1,740,000)
Country Club income	--	--	386,000	386,000
Interest and miscellaneous income	--	39,000	8,000	47,000
Operating expenses	(130,000)	(102,000)	(617,000)	(849,000)
Country Club expenses	--	--	(624,000)	(624,000)
Depreciation and amortization	--	--	(22,000)	(22,000)
Income from investment in unconsolidated affiliate	150,000	--	--	150,000
Net income (loss)	20,000	193,000	(484,000)	(271,000)

	(Unaudited)
	Three Months Ended March 31, 2005
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$--	$317,000	$1,490,000	$1,807,000
Cost of sales	--	(94,000)	(1,123,000)	(1,217,000)
Country Club income	--	--	342,000	342,000
Interest and miscellaneous income	6,000	4,000	4,000	14,000
Operating expenses	(132,000)	(155,000)	(600,000)	(887,000)
Country Club expenses	--	--	(602,000)	(602,000)
Depreciation and amortization	--	--	(25,000)	(25,000)
Loss on investment in unconsolidated affiliate	334,000	--	--	334,000
Net income (loss)	208,000	72,000	(514,000)	(234,000)

          The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations and line items for which there was a material change between the three months ending March 31, 2006 and 2005.

         Revenues

          Revenue from lot sales increased to $2,381,000 in the three months ended March 31, 2006, from $1,807,000 in the comparable period in 2005. The increase of $574,000, or 32%, is primarily due to an increase in the average sales price per lot to $170,000 from $113,000 due to larger lots and waterfront lots being sold at NTS/VA and an increase in lot prices at NTS/LFII.

         Cost of Sales

          Cost of sales increased to $1,740,000 in the three months ended March 31, 2006, from $1,217,000 in the comparable period in 2005. The increase of $523,000, or 43%, was due to the increase in sales in 2006 compared to 2005 and the increase in the cost of sales percentage for NTS/LFII in 2006 compared to 2005.

          Presented below are the gross profit margins for the three months ended March 31, 2006 and 2005:

	(Unaudited)
	Three Months Ended March 31,
	2006	2005
NTS/LFII	51%	70%
NTS/VA	20%	25%

Combined gross profit margins	27%	33%

          The decrease in gross margin percentages at NTS/VA for the three months ended March 31, 2006 as compared with the comparable period in 2005 is due to revised estimates of the ultimate sales values, development costs and absorption periods. As a result of the inherent economic volatility of residential real estate, we cannot be certain that the current estimated gross profit percentages will not be revised in the future.

          NTS/LFII’s decreased profit margin in 2006 is a result of identifying the final costs for the near term completion of this development. With no lots remaining to be developed, our expected development costs have become more predictable. Due to the limited dollar values of the remaining anticipated sales, we expect significant volatility in NTS/LFII’s gross margins. Future sales prices may vary significantly from our expectations.

          We periodically review the value of land and inventories and determine whether any impairment charges are needed to reflect declines in value. We did not record any impairment charges during the periods ended March 31, 2006 and 2005. The estimated net realizable value of real estate inventories represents our best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

          The income and expenses of the Fawn Lake Country Club have been included in our statements of operations. It is our intention to sell the Fawn Lake Country Club as a single asset.

          Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three months ended March 31, 2006 and 2005:

	(Unaudited)
	Three Months Ended March 31,
	2006	2005
Condensed Statements of Operations
Revenues:
Operating revenues	$386,000	$342,000

Total revenues	386,000	342,000

Expenses:
Cost of goods sold	69,000	48,000
Selling, general and administrative expenses reimbursed to affiliates	349,000	361,000
Selling, general and administrative expenses	181,000	166,000
Depreciation	25,000	27,000

Total expenses	624,000	602,000

Net loss	$(238,000)	$(260,000)

         Expenses

          Selling, general and administrative expenses reimbursed to affiliates are for actual personnel, marketing and administrative costs as they relate to us, NTS/LFII and NTS/VA which were accrued to NTS Residential Management Company and Residential Management Company (“NTS Management”). In addition, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of the NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements.

          Selling, general and administrative expenses include directors’ fees, legal, outside accounting, other investor-related expenses and repairs and maintenance costs. Selling, general and administrative expenses also include those costs incurred for marketing related activities.

          Selling, general and administrative expenses reimbursed to affiliates were approximately $428,000 and $369,000, respectively, for the three months ended March 31, 2006 and 2005. The increase of $59,000, or 16%, was primarily a result of the increase of approximately $48,000 in commissions and due to higher dollar lot sales at both NTS/VA and NTS/LFII and increase in the overhead recovery fee on cash receipts of approximately $21,000. The increase in the overhead recovery fees is a direct result of the cash receipts from the increased dollar amount of lot sales in the three months ended March 31, 2006, as compared to the same period in 2005. The increase is offset by decreased legal administration salaries and sales salaries of approximately $8,000 and $11,000, respectively, for the three months ended March 31, 2006, as compared to the same period in 2005.

          Selling, general and administrative expenses were approximately $404,000 and $494,000, respectively, for the three months ended March 31, 2006 and 2005. The decrease of $90,000, or 18%, was primarily a result of a decrease in advertising and marketing of approximately $54,000, a decrease in legal and professional fees of approximately $12,000, a decrease in administrative fees of approximately $10,000 and a decrease in repairs and maintenance fees of approximately $9,000 for the three months ended March 31, 2006, as compared to the same period in 2005.

          Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries borrowings as well as in the capitalization percentage. For the three months ended March 31, 2006 and 2005, approximately $6,000 and $27,000, respectively, was capitalized in inventory. The decrease in total interest is primarily due to the decrease in outstanding balances of loans.

          No income taxes were provided for the periods presented due to our net operating loss carry forwards and unrealized temporary book-tax differences.

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

          Under the terms of our mortgage loan, we may draw up to $4,700,000 for certain development costs in accordance with the provisions of the loan agreement. The available balance is not immediately drawable except for the items included in the loan agreement. As of March 31, 2006, the loan balance was $0. Failure to generate sufficient proceeds from lot sales or the lack of further availability under the development loan may have a material adverse effect on our liquidity and capital resources.

          The following table summarizes our sources/uses of cash flow for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Operating activities	$(52,341)	$(34,251)
Investing activities	(159,938)	(19,464)
Financing activities	(177,275)	145,008

Net (decrease) increase in cash and equivalents	$(389,554)	$91,293

         Cash Flow from Operating Activities

          Cash used in operating activities was approximately $52,000 for the three months ended March 31, 2006. The primary components of the cash used in operating activities were an increase in inventory of approximately $1,110,000, and a net loss of approximately $271,000, which were partially offset by an increase in accounts payable of approximately $1,128,000 and an increase in other liabilities of $222,000. The increase in accounts payable is due to amounts due to vendors related to development activities.

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

         Cash Flow from Investing Activities

          Cash used in investing activities was approximately $160,000 for the three months ended March 31, 2006. The components of the use of cash for investing activities were capital additions at Fawn Lake Country Club of approximately $26,000 for computers and approximately $134,000 for buildings.

          Cash used for investing activities was approximately $19,000 for the three months ended March 31, 2005. The components of the use of cash for investing activities were capital additions at the NTS/VA project of approximately $7,000 for computers and approximately $12,000 for golf operations.

         Cash Flow from Financing Activities

          Cash used in financing activities was approximately $177,000 for the three months ended March 31, 2006. The primary component of the cash used in financing activities was accounts payable to affiliates of approximately $145,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements.

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

          In the next twelve months, we expect to use approximately $10,000,000 to $12,000,000 of our cash for development costs. We expect future lot sales and borrowings secured by our properties to be the source of this cash. The projected development costs assume demand for lots to continue at the current rate and that weather patterns are near normal for the following twelve months.

          On April 21, 2006, Orlando Lake Forest Inc., the managing general partner of the Orlando Lake Forest Joint Venture, authorized payment of a $1,000,000 distribution to the partners of the Joint Venture. The Fund owns a 50% interest in the Joint Venture, and received $500,000 of the distribution proceeds.

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

          NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we complete our liquidation and dissolve, the total distributions we have made to stockholders from all sources during our existence will be at least equal to the original capital contributions attributable to our then outstanding shares. As of March 31, 2006, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

          In connection with our ongoing review of the status of our properties and progress to liquidation, we have estimated the approximate total distributions which we anticipate making to our stockholders through dissolution. As final liquidating distributions are not likely for several years, these estimates may change significantly prior to dissolution.

          The final liquidating distributions will be made after payment of all of our debts and obligations, including $4,503,114 currently deferred and owed to affiliates of the Sponsor by us and our portion of the $2,383 currently deferred and owed to affiliates of the Sponsor by the Joint Venture (as of March 31, 2006 our portion is approximately $1,192). Based upon our most recent analysis referred to above, we currently do not anticipate that the ultimate proceeds from future asset sales and final liquidation will be sufficient to return to stockholders an amount equal to original capital contributions attributable to then outstanding shares. Thus, we anticipate the guaranty to be called upon in order to return original capital contributions attributable to the then outstanding shares.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

          Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. The Fund’s debt instruments bear interest at both variable and fixed rates as discussed in Note 11 of the Fund’s financial statements. For the three months ended March 31, 2006, a hypothetical 100 basis point increase in interest rates would result in an approximate $1,000 increase in interest expense. During the three months ended March 31, 2006, the majority of interest expense incurred was capitalized in inventory.

Item 4 – Controls and Procedures

          The President of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company* (the equivalent of the Chief Financial Officer of the Company) have evaluated our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the President of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company concluded that our disclosure controls and procedures were effective as of March 31, 2006. There were no changes in our internal controls over financial reporting that materially affected or were reasonably likely to materially affect our internal control over financial reporting during the first quarter of 2006.

* NTS Development Company provides services to the Company under property management agreements as described in Part I, Note 13 – Related Party Transactions.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
None.

Item 1A – Risk Factors
There have not been material changes to our Risk Factors as disclosed in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 2006	1,810.9950	$3.95	0	N/A

February 2006	0.0000	$0.00	0	N/A

March 2006	3,538.8840	$3.95	0	N/A

Total	5,349.8790	$3.95	0	N/A

(1)	Our shares were purchased by Bluegreen Investors, LLC, on of our affiliates. The shares were purchased from time to time on the secondary market or through private transactions. trading plans is included in the narrative preceding this table.

Item 3 – Defaults Upon Senior Securities
None.

Item 4 – Submission of Matters to a Vote of Security Holders
None.

Item 5 – Other Information
None.

Item 6 – Exhibits

Exhibit No.
3.01	Restated Certificate of Incorporation	(1)

3.02	By-Laws	(1)

10.01	Material contracts - the agreements whereby the Registrant acquired all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA, the Property Management Agreements between the Registrant and NTS Management	(2)

10.02	Form of Guaranty Agreement	(1)

10.03	Form of Advisory Agreement	(1)

14.01	Code of Ethics	(3)

Exhibit No.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(4)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(4)

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-11, referencing the exhibit number used in such Registration Statement

(2)	Incorporated by reference to the Registrant's Current Report on FOrm 8-K), as filed with the Securities and Exchange Commission on January 14, 1998

(3)	Located on the Registrant's website www.ntsdevelopment.com

(4)	Filed herewith

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS MORTGAGE INCOME FUND By: /s/ Brian F. Lavin —————————————— Brian F. Lavin Its: President Date: May 12, 2006