Form 10-Q
period 2006-06-30
NTS MORTGAGE INCOME FUND
filed 2006-08-10
CIK 841942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐           Accelerated filer  ☐             Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of August 8, 2006, the registrant had approximately 3,187,000 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

NTS MORTGAGE INCOME FUND

Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005

	(Unaudited)
	June 30, 2006	December 31, 2005
ASSETS:
Cash and equivalents	$1,884,435	$2,463,134
Membership initiation fees and other accounts receivable, net of allowance of approximately $167,000 and $119,000, respectively	462,293	420,046
Notes receivable	427,673	463,763
Inventory	21,915,281	20,325,858
Property and equipment, net of accumulated depreciation of approximately $1,647,000 and $1,546,000, respectively	3,376,893	3,100,110
Investment in unconsolidated affiliate	962,365	1,568,870
Other assets	248,090	366,666

Total assets	$29,277,030	$28,708,447

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and accrued expenses	$2,177,048	$2,243,546
Accounts payable and accrued expenses due to affiliates	5,016,002	4,647,630
Mortgage and notes payable	844,148	390,358
Other liabilities	684,146	504,481

Total liabilities	8,721,344	7,786,015

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 6,000,000 shares authorized	3,187	3,187
Additional paid-in-capital	54,163,354	54,163,354
Accumulated deficit	(33,610,855)	(33,244,109)

Total stockholders’ equity	20,555,686	20,922,432

Total liabilities and stockholders’ equity	$29,277,030	$28,708,447

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUE:
Lot sales, net of discounts	$2,100,610	$9,654,600	$4,481,685	$11,461,793
Cost of sales	(1,638,169)	(6,342,267)	(3,378,409)	(7,558,913)

Gross profit	462,441	3,312,333	1,103,276	3,902,880

Country Club revenue	587,685	508,249	973,408	850,009
Interest income on cash equivalents and miscellaneous income	32,669	14,559	80,089	28,107

Total revenues	1,082,795	3,835,141	2,156,773	4,780,996

EXPENSES:
Selling, general and administrative - affiliates	451,971	923,723	879,519	1,292,828
Selling, general and administrative	360,970	465,396	765,202	959,778
Other taxes and licenses	67,671	29,666	85,229	53,119
Depreciation and amortization	22,167	25,133	44,367	49,883
Country Club operations	868,989	733,398	1,492,697	1,335,322

Total operating expenses	1,771,768	2,177,316	3,267,014	3,690,930

(Loss)/income before other income and income taxes	(688,973)	1,657,825	(1,110,241)	1,090,066
Income from investments in unconsolidated affiliate	593,531	103,971	743,495	438,138

(Loss)/income before income taxes	(95,442)	1,761,796	(366,746)	1,528,204

Income taxes	—	—	—	—

NET (LOSS) INCOME	$(95,442)	$1,761,796	$(366,746)	$1,528,204

NET (LOSS) INCOME PER SHARE OF COMMON STOCK	$(0.03)	$0.55	$(0.12)	$0.48

Weighted average number of shares	3,187,328	3,187,333	3,187,328	3,187,333

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(366,746)	$1,528,204
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	44,367	49,883
Income from investment in unconsolidated affiliate	(743,495)	(438,138)
Changes in assets and liabilities:
Membership initiation fees and other accounts receivable	(42,247)	(58,416)
Notes receivable	36,090	28,916
Inventory	(1,524,908)	4,422,957
Accounts payable and accrued expenses	(66,498)	(49,611)
Other liabilities	179,665	97,842
Other assets	110,241	(59,666)

Net cash (used in) provided by operating activities	(2,373,531)	5,521,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(377,330)	(45,542)
Cash distributions from unconsolidated affiliate	1,350,000	—

Net cash provided by (used in) investing activities	972,670	(45,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accounts payable and accrued expenses due to affiliates	368,372	(3,379,815)
Proceeds from mortgages and notes payable	500,000	4,281,626
Payments on mortgages and notes payable	(46,210)	(5,721,154)

Net cash provided by (used in) financing activities	822,162	(4,819,343)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(578,699)	657,086

CASH AND EQUIVALENTS, beginning of period	2,463,134	1,309,537

CASH AND EQUIVALENTS, end of period	$1,884,435	$1,966,623

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS Mortgage Income Fund’s (the “Fund” or “MIF”) 2005 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2006.  In the opinion of the Fund’s management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and six months ended June 30, 2006 and 2005.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q the terms “we,” “us”, or “our,” as the context requires, may refer to the Fund or its interests in its properties and joint venture.

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

We also own a 50% interest in the Orlando Lake Forest Joint Venture (the “Joint Venture”).  See Note 10 - Investment in Unconsolidated Affiliate for further information pertaining to the investment.

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

Inventory consists of approximately the following:

	(Unaudited)
	June 30, 2006	December 31, 2005
Land held for future development, under development and completed lots	$15,693,000	$13,401,000
Amenities	6,222,000	6,925,000

	$21,915,000	$20,326,000

Items capitalized to inventory

Capitalized interest	$14,000	$86,000

Capitalized property taxes	$152,000	$194,000

The amenities for NTS/LFII and NTS/VA include all common areas, entrance walls, lakes and dams, a maintenance facility, clubhouses, golf courses, swimming pools, tennis courts, sports fields and parks.

The inventory balance for NTS/LFII was insignificant as of June 30, 2006 and December 31, 2005.

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

Note 8 – Property and Equipment

The following schedule provides an analysis of our approximate investment in property and equipment:

	(Unaudited)
	June 30, 2006	December 31, 2005
Land and buildings	$3,326,000	$3,326,000
Equipment	1,698,000	1,320,000
	5,024,000	4,646,000

Less accumulated depreciation	1,647,000	1,546,000

	$3,377,000	$3,100,000

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

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land.  Our development activities at this location are substantially complete.  As of June 30, 2006, we have 22 single-family homesites left to sell.

The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement.  As of June 30, 2006 and December 31, 2005, our percentage interest was 50%, and our investment balance in the Joint Venture was approximately $962,000 and $1,569,000, respectively.  Our share of the Joint Venture’s net income for the three and six months ended June 30, 2006 was approximately $594,000 and $743,000, respectively.  Our share of the Joint Venture’s net income, for the three and six months ended June 30, 2005 was approximately 104,000 and 438,000, respectively.

Presented below are approximate condensed balance sheets for the Joint Venture as of June 30, 2006 and December 31, 2005, and approximate statements of operations for the three and six months ended June 30, 2006 and 2005:

	(Unaudited)
	June 30, 2006	December 31, 2005
Condensed Balance Sheets
Inventory	$1,286,000	$2,164,000
Other, net	829,000	1,185,000

Total assets	$2,115,000	$3,349,000

Liabilities	$190,000	$211,000
Equity	1,925,000	3,138,000

Total liabilities and equity	$2,115,000	$3,349,000

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Condensed Statements of Operations
Lot sales, net of discounts	$2,067,000	$763,000	$2,655,000	$2,830,000
Cost of sales	(759,000)	(356,000)	(975,000)	(1,489,000)
Other expenses, net	(121,000)	(199,000)	(193,000)	(465,000)

Net income	$1,187,000	$208,000	$1,487,000	$876,000

In 2006, Orlando Lake Forest Inc., the managing general partner of the Orlando Lake Forest Joint Venture, authorized payment of $2,700,000 in distributions to the partners of the Joint Venture.  The Fund owns a 50% interest in the Joint Venture, and received $1,350,000 of the distribution proceeds.

Note 11 – Mortgage and Notes Payable

Mortgage and notes payable consist of the following:

	(Unaudited)
	June 30, 2006	December 31, 2005
Warehouse line of credit agreement with a bank, bearing interest at the Prime Rate + .75%, due June 15, 2006, secured by notes receivable, principal payments consist of payments received from notes receivable securing the obligation. Bank note was acquired by an affiliate, NTS Financial Partnership, on June 13, 2006	$—	$276,032

Warehouse line of credit due to an affiliate, bearing interest at the Prime Rate + .75%, secured by notes receivable, principal payment consist of payments received from notes receivable securing the obligations, with no stated maturity date	250,990	—

Mortgage loan payable to a bank in the amount of $5,000,000, bearing interest at the Prime Rate, with a revolving principal balance and interest payable monthly, due May 1, 2007, secured by approximately 500 acres of undeveloped land at NTS/VA	500,000	—

Other	93,158	114,326

	$844,148	$390,358

We anticipate seeking renewals or refinancing the debt coming due within the next twelve months with our existing creditors, however, there can be no assurances that we will be successful in doing so.  The Prime Rate was 8.25% on June 30, 2006 and 7.25% on December 31, 2005.

Our Mortgage loan is secured by approximately 500 acres of undeveloped land at the NTS/VA project.  All previous security and collateral pledges were released.  Paydowns from lot sales are no longer required.  The loan is a revolver, with $300,000 of the credit commitment set aside as an interest reserve.  The maximum amount outstanding at any time shall be no greater than $4,700,000.

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

Note 13 – Related Party Transactions

On February 17, 2006, NTS/VA entered into an agreement to sell to a related party, Cedar Creek Virginia, LLC, lots 808 though 825, inclusive in Section 27 of the Fawn Lake development.  The purchase price per lot is $126,150, for an aggregate purchase price of $2,270,700.  The lot price in the agreement was determined by averaging the sales price of similarly situated lots within the NTS/VA Fawn Lake Development.  The Board of Directors of the Fund unanimously adopted a resolution approving the sale of these lots to the related party.  The initial closing occurred on March 29, 2006, where lots 808, 809, 810, 811, 822, 823, 824 and 825 were purchased for an aggregate purchase price of $1,009,200.  The purchaser has 18 months from the initial closing to purchase the remaining lots.  In accordance with SFAS No. 66 “Accounting for Sales of Real Estate” we have accounted for this transaction using the deposit method.  We have recorded the $100,920 received at the initial closing as deferred revenues.  During the three and six months ended June 30, 2006, one lot was sold to Cedar Creek Virginia, LLC, for $80,000 under a previous agreement entered into in 2004.

Cedar Creek Virginia, LLC is a joint venture engaged in the construction of homes in the Fawn Lake development.  Our Chairman, Mr. J.D. Nichols, our President, Mr. Brian F. Lavin, and the Senior Vice President of NTS/VA, Mr. Ralph DeRosa, are members of Cedar Creek Virginia, LLC. The Fund is not a member of Cedar Creek Virginia, LLC.

On May 4, 2006, NTS/VA sold to a related party, Fawn Lake Sales Center, LLC, 0.57 acres of land for $125,000.

Fawn Lake Sales Center, LLC is a joint venture engaged in the construction and ownership of a sales office building located in the Fawn Lake Development.  Our Chairman, Mr. J.D. Nichols, our President, Mr. Brian F. Lavin, and the Senior Vice President of NTS/VA, Mr. Ralph DeRosa, are members of Fawn Lake Sales Center, LLC.  The Fund is not a member of Fawn Lake Sales Center, LLC.

As of June 30, 2006, the Sponsor or its affiliates owned approximately 649,000 shares of the Fund, approximately 20% of the outstanding shares.  The Fund has entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA.  Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain of its affiliates as well as various non-payroll related operating expenses.  Compensation costs are for those individuals who rendered services full time and on site at the residential projects.  Certain individuals have multiple residential project responsibilities some of which may be with affiliated entities of NTS Management.  For services provided by individuals not on site, or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project.  As permitted by the property management agreements, we were charged the following amounts for the three and six months ended June 30, 2006 and 2005.  These amounts are reflected in selling, general and administrative - affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Personnel Related Costs
Financing and accounting	$85,000	$79,000	$172,000	$160,000
Data processing	3,000	5,000	6,000	10,000
Human resources	20,000	17,000	38,000	34,000
Executive and administrative services	49,000	47,000	99,000	96,000
Construction management	6,000	2,000	6,000	2,000
Sales and marketing	180,000	368,000	335,000	480,000
Legal	19,000	31,000	38,000	58,000

Total personnel related costs	362,000	549,000	694,000	840,000

Rent	3,000	6,000	6,000	13,000

Total expense reimbursements	$365,000	$555,000	$700,000	$853,000

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements.  Overhead recovery for the three and six months ended June 30, 2006 was approximately $87,000 and $179,000, respectively.  Overhead recovery for the three and six months ended June 30, 2005 was approximately $369,000 and $440,000, respectively.  These amounts are classified with selling, general and administrative-affiliates in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $803,000 and $726,000 accrued to NTS Management or an affiliate during the six months ended June 30, 2006 and 2005, respectively, for Fawn Lake Country Club.  Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses.  In addition, there were overhead recovery fees of approximately $36,000 and $33,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club for the six months ended June 30, 2006 and 2005, respectively.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects.  The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to the then existing shareholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders of the Fund, is at least equal to the shareholders’ original capital contribution.  As of June 30, 2006, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000.  As of June 30, 2006, no amount had been accrued as an incentive payment in our consolidated financial statements.

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

Accounts Payable and Accrued Expenses Due to Affiliates

As of June 30, 2006, we owed approximately $5,016,000 to NTS Development, NTS Residential Management Company and Residential Management Company for salary and overhead reimbursements included in accounts payable and accrued expenses due to affiliates.

NTS Development and NTS Management have agreed to defer, until March 31, 2007, amounts owed to them by us as of December 31, 2005 and those amounts accruing from January 1, 2006 through March 31, 2007, other than as permitted by our cash flows.  There can be no assurances that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2007.

Note 14 – Country Club Accounting

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three and six months ended June 30, 2006 and 2005:

	(Unaudited)
	Three Months Ended June 30,
	2006	2005
Condensed Statements of Operations
Revenues:
Operating revenues	$588,000	$508,000

Total revenues	588,000	508,000

Expenses:
Cost of goods sold	121,000	98,000
Selling, general and administrative expenses reimbursed to affiliates	489,000	398,000
Selling, general and administrative expenses	228,000	209,000
Depreciation	31,000	28,000

Total expenses	869,000	733,000

Net loss	$(281,000)	$(225,000)

	(Unaudited)
	Six Months Ended June 30,
	2006	2005
Condensed Statements of Operations
Revenues:
Operating revenues	$974,000	$850,000

Total revenues	974,000	850,000

Expenses:
Cost of goods sold	190,000	146,000
Selling, general and administrative expenses reimbursed to affiliates	838,000	759,000
Selling, general and administrative expenses	409,000	375,000
Depreciation	56,000	55,000

Total expenses	1,493,000	1,335,000

Net loss	$(519,000)	$(485,000)

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

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board.  The Fund has determined, based on its history of operating losses and its expectations for the future, that it is more likely than not that the net deferred tax assets on June 30, 2006 and December 31, 2005, will not be realized and have provided a valuation allowance for the net deferred tax assets.  No income taxes were provided for the periods presented due to our net operating loss carry forwards and unrealized temporary book-tax differences.  We have a federal net operating loss carryforward of approximately $25,681,000 expiring during various years beginning in 2012 and ending in 2024.  We also have approximately $4,600,000 of inventory in excess of our book balance for tax purposes, which is considered a temporary difference.

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

NTS/LFII and NTS/VA have various certificates of deposit, bonds and letters of credits outstanding to governmental agencies and utility companies.  NTS/VA had outstanding letters of credit totaling approximately $50,000 at June 30, 2006.  The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

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

Note 17 – Guaranties to the Fund

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to shareholders from all sources during our existence is at least equal to the original capital contributions attributable to our then outstanding shares.  As of June 30, 2006, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

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

During April 2001, the Fawn Lake Country Club was substantially completed.  As a result of our intention to sell the Club as a single asset, Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” requires that the Club be reported separately from inventory on our balance sheets within property and equipment.  The asset’s estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the June 30, 2006 and December 31, 2005, balance sheets as an asset held for use pursuant to SFAS No. 144 and is being depreciated according to our normal depreciation policy.

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

Results of Operations

The following tables include our selected summarized operating data for the three and six months ended June 30, 2006 and 2005.  This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business.  This data should be read in conjunction with our consolidated financial statements, including the notes thereto, in Part I, Item 1 of this report.

	(Unaudited)
	Three Months Ended June 30, 2006
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$19,000	$2,082,000	$2,101,000
Cost of sales	—	—	(1,638,000)	(1,638,000)
Country Club income	—	—	588,000	588,000
Interest and miscellaneous income	—	24,000	9,000	33,000
Operating expenses	(168,000)	(113,000)	(601,000)	(882,000)
Country Club expenses	—	—	(869,000)	(869,000)
Depreciation and amortization	—	—	(22,000)	(22,000)
Income from investment in unconsolidated affiliate	594,000	—	—	594,000
Net income (loss)	426,000	(70,000)	(451,000)	(95,000)

	(Unaudited)
	Three Months Ended June 30, 2005
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$2,161,000	$7,494,000	$9,655,000
Cost of sales	—	(621,000)	(5,721,000)	(6,342,000)
Country Club income	—	—	508,000	508,000
Interest and miscellaneous income	1,000	2,000	12,000	15,000
Operating expenses	(143,000)	(231,000)	(1,046,000)	(1,420,000)
Country Club expenses	—	—	(733,000)	(733,000)
Depreciation and amortization	—	—	(25,000)	(25,000)
Income on investment in unconsolidated affiliate	104,000	—	—	104,000
Net income (loss)	(38,000)	1,311,000	489,000	1,762,000

	(Unaudited)
	Six Months Ended June 30, 2006
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$521,000	$3,961,000	$4,482,000
Cost of sales	—	(246,000)	(3,132,000)	(3,378,000)
Country Club income	—	—	974,000	974,000
Interest and miscellaneous income	—	63,000	17,000	80,000
Operating expenses	(296,000)	(215,000)	(1,220,000)	(1,731,000)
Country Club expenses	—	—	(1,493,000)	(1,493,000)
Depreciation and amortization	—	—	(44,000)	(44,000)
Income from investment in unconsolidated affiliate	743,000	—	—	743,000
Net income (loss)	447,000	123,000	(937,000)	(367,000)

	(Unaudited)
	Six Months Ended June 30, 2005
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$2,478,000	$8,984,000	$11,462,000
Cost of sales	—	(715,000)	(6,844,000)	(7,559,000)
Country Club income	—	—	850,000	850,000
Interest and miscellaneous income	7,000	5,000	16,000	28,000
Operating expenses	(274,000)	(386,000)	(1,646,000)	(2,306,000)
Country Club expenses	—	—	(1,335,000)	(1,335,000)
Depreciation and amortization	—	—	(50,000)	(50,000)
Income on investment in unconsolidated affiliate	438,000	—	—	438,000
Net income (loss)	171,000	1,382,000	(25,000)	1,528,000

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations and line items for which there was a material change between the three and six months ending June 30, 2006 and 2005.

Revenues

Revenue from lot sales decreased to $2,101,000 in the three months ended June 30, 2006, from $9,655,000 in the comparable period in 2005.  The decrease of $7,554,000, or 78% was the result of our selling 8 lots in the three months ended June 30, 2006, as compared to 48 lots in the comparable period in 2005.  There was an increase in the average sales price to $255,000 in the three months ended June 30, 2006 from $220,000 due to the sale of more expensive lots in the second quarter 2006 at NTS/VA.

Revenue from lot sales decreased to $4,482,000 in the six months ended June 30, 2006, from $11,462,000 in the comparable period in 2005.  The decrease of $6,980,000, or 61% was the result of our selling 22 lots in the six months ended June 30, 2006, as compared to 64 lots in the six months ended June 30, 2005.  There was an increase in the average sales price to $206,000 from $191,000, due to the sale of more expensive waterfront lots at NTS/VA and an increase in lot prices at NTS/LFII.

We do not anticipate significant near-term changes in the local housing market that would precipitate levels of demand we experienced in comparable periods during 2005.

Cost of Sales

Cost of sales decreased to $1,638,000 in the three months ended June 30, 2006, from $6,342,000 in the comparable period in 2005.  The decrease of $4,704,000, or 74%, is primarily due to the decrease in sales in 2006 compared to 2005 and offset by the increase in the cost of sales percentage for NTS/LFII in 2006 compared to 2005.

Cost of sales decreased to $3,378,000 in the six months ended June 30, 2006, from $7,559,000 in the comparable period in 2005.  The decrease of $4,181,000, or 55%, is primarily due to the decrease in sales in 2006 compared to 2005 and offset by the increase in the cost of sales percentage for NTS/LFII in 2006 compared to 2005.

Presented below are the gross profit margins for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NTS/LFII	N/A	71%	53%	71%
NTS/VA	21%	24%	21%	24%

Combined gross profit margins	21%	34%	25%	34%

The decrease in gross margin percentages at NTS/VA for the six months ended June 30, 2006 as compared with the comparable period in 2005 is due to revised estimates of the ultimate sales values, development costs and absorption periods.  As a result of the inherent economic volatility of residential real estate, we cannot be certain that the current estimated gross profit percentages will not be revised in the future.

NTS/LFII’s decrease in profit margin in 2006 is a result of identifying the final costs for the near term completion of this development.  With no lots remaining to be developed, our expected development costs have become more predictable.  Due to the limited dollar values of the remaining anticipated sales, we expect significant volatility in NTS/LFII’s gross margins.  Future sales prices may vary significantly from our expectations.

We periodically review the value of land and inventories and determine whether any impairment charges are needed to reflect declines in value.  We did not record any impairment charges during the periods ended June 30, 2006 and 2005.  The estimated net realizable value of real estate inventories represents our best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions.  Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

The income and expenses of the Fawn Lake Country Club have been included in our statements of operations.  It is our intention to sell the Fawn Lake Country Club as a single asset.

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three and six months ended June 30, 2006 and 2005:

	(Unaudited)
	Three Months Ended June 30,
	2006	2005
Condensed Statements of Operations
Revenues:
Operating revenues	$588,000	$508,000

Total revenues	588,000	508,000

Expenses:
Cost of goods sold	121,000	98,000
Selling, general and administrative expenses reimbursed to affiliates	489,000	398,000
Selling, general and administrative expenses	228,000	209,000
Depreciation	31,000	28,000

Total expenses	869,000	733,000

Net loss	$(281,000)	$(225,000)

	(Unaudited)
	Six Months Ended June 30,
	2006	2005
Condensed Statements of Operations
Revenues:
Operating revenues	$974,000	$850,000

Total revenues	974,000	850,000

Expenses:
Cost of goods sold	190,000	146,000
Selling, general and administrative expenses reimbursed to affiliates	838,000	759,000
Selling, general and administrative expenses	409,000	375,000
Depreciation	56,000	55,000

Total expenses	1,493,000	1,335,000

Net loss	$(519,000)	$(485,000)

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

Selling, general and administrative expenses reimbursed to affiliates were approximately $452,000 and $924,000, respectively, for the three months ended June 30, 2006, and 2005.  The decrease of approximately $472,000, or 51%, was primarily a result of the decrease in the overhead recovery fees on cash receipts of approximately $282,000 and a decrease of approximately $235,000 in commissions due to less lot sales at both NTS/VA and NTS/LFII.  The decrease in the overhead recovery fees is a direct result of the cash receipts from the decreased dollar amount of lot sales in the three months ended June 30, 2006, as compared to the same period in 2005.  The decrease is offset by increased sales salaries of approximately $58,000 at NTS/VA for the three months ended June 30, 2006, as compared to the same period in 2005.

Selling, general and administrative expenses reimbursed to affiliates were approximately $880,000 and $1,293,000, respectively, for the six months ended June 30, 2006, and 2005.  The decrease of approximately $413,000, or 32% was primarily the result of a decrease in overhead recovery fees on cash receipts of approximately $261,000 and a decrease of approximately $186,000 in commissions due to fewer lot sales at both NTS/VA and NTS/LFII.  The decrease in overhead recovery fees is a direct result of the cash receipts from the decreased dollar amount of lot sales in the six months ended June 30, 2006, as compared to the same period in 2005.  The decrease is offset by increased sales salaries of approximately $47,000, for the six months ended June 30, 2006 as compared to the same period in 2005.

Selling, general and administrative expenses were approximately $361,000 and $465,000 respectively, for the three months ended June 30, 2006 and 2005.  The decrease of approximately $104,000, or 22%, was primarily a result of a decrease in advertising and marketing of approximately $32,000, a decrease in legal and professional fees of approximately $52,000, and a decrease in administrative fees of approximately $16,000 for the three months ended June 30, 2006, as compared to the same period in 2005.

Selling, general and administrative expenses were approximately $765,000 and $960,000 respectively, for the six months ended June 30, 2006 and 2005.  The decrease of approximately $195,000, or 20%, was primarily a result of a decrease in advertising and marketing of approximately $87,000, a decrease in legal and professional fees of approximately $63,000, and a decrease in administrative fees of approximately $26,000 for the six months ended June 30, 2006, as compared to the same period in 2005.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries borrowings as well as in the capitalization percentage.  For the six months ended June 30, 2006 and 2005, approximately $14,000 and $58,000, respectively, was capitalized in inventory.  The decrease in total interest is primarily due to the decrease in outstanding balances of loans.

No income taxes were provided for the periods presented due to our net operating loss carry forwards and unrealized temporary book-tax differences.

Liquidity and Capital Resources

The primary sources of our liquidity are the ability of our subsidiaries (NTS/LFII and NTS/VA) and us, to continue to defer payment of amounts owed to NTS Development Company and NTS Residential Management Company, to draw upon our mortgage loan and the net proceeds retained from sales of residential lots and homes owned by our subsidiaries and the Joint Venture.

Under the terms of our mortgage loan, we may draw up to $4,700,000 for certain development costs in accordance with the provisions of the loan agreement.  The available balance is not immediately drawable except for the items included in the loan agreement.  As of June 30, 2006, the loan balance was $500,000.  Failure to generate sufficient proceeds from lot sales or the lack of further availability under the development loan may have a material adverse effect on our liquidity and capital resources.

The following table summarizes our sources/uses of cash flow for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
Operating activities	$(2,373,531)	$5,521,971
Investing activities	972,670	(45,542)
Financing activities	822,162	(4,819,343)

Net (decrease) increase in cash and equivalents	$(578,699)	$657,086

Cash Flow from Operating Activities

Cash used in operating activities was approximately $2,374,000 for the six months ended June 30, 2006.  The primary components of the cash used in operating activities were an increase in inventory of approximately $1,525,000, and a net loss of approximately $367,000, which were partially offset by an increase in other liabilities of $180,000.

Cash provided by operating activities was approximately $5,522,000 for the six months ended June 30, 2005.  The primary components of the cash provided by operating activities were net income of approximately $1,528,000, and a decrease in inventory of approximately $4,423,000.  The decrease in inventory was due to liquidation of inventory by lot sales.

Cash Flow from Investing Activities

Cash provided by investing activities was approximately $973,000 for the six months ended June 30, 2006.  The components of the cash provided by investing activities were cash distributions from our unconsolidated affiliate of approximately $1,350,000, which was partially offset by capital additions at Fawn Lake Country Club of approximately $132,000 for furniture and fixtures and approximately $245,000 for building improvements.

Cash used for investing activities was approximately $46,000 for the six months ended June 30, 2005.  The components of the use of cash for investing activities were capital additions at the NTS/VA project of approximately $13,000 for computers and approximately $33,000 for golf operations.

Cash Flow from Financing Activities

Cash provided by financing activities was approximately $822,000 for the six months ended June 30, 2006.  The primary component of the cash provided by financing activities was proceeds from notes payable of approximately $500,000 which was partially off by $46,000 of payments on various operating loans and accounts payable to affiliates of approximately $368,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements.

Cash used in financing activities was approximately $4,819,000 for the six months ended June 30, 2005.  The primary components of the cash used in financing activities were net payments related to the notes payable of approximately $1,439,000 and the payments related to accounts payable - affiliates of approximately $3,380,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements.

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

In the next twelve months, we expect to require approximately $10,000,000 to $13,000,000 of cash for development costs.  We expect future lot sales and borrowings secured by our properties to be the source of this cash.  The projected development costs assumes demand for lots will recover somewhat from the low levels we are currently experiencing and that weather patterns are near normal for the following twelve months.

In 2006, Orlando Lake Forest Inc., the managing general partner of the Orlando Lake Forest Joint Venture, authorized payment of $2,700,000 distributions to the partners of the Joint Venture.  The Fund owns a 50% interest in the Joint Venture, and received $1,350,000 of the distribution proceeds.

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

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we complete our liquidation and dissolve, the total distributions we have made to stockholders from all sources during our existence will be at least equal to the original capital contributions attributable to our then outstanding shares.  As of June 30, 2006, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

In connection with our ongoing review of the status of our properties and progress to liquidation, we have estimated the approximate total distributions which we anticipate making to our stockholders through dissolution.  As final liquidating distributions are not likely for several years, these estimates may change significantly prior to dissolution.

The final liquidating distributions will be made after payment of all of our debts and obligations, including $5,016,000 currently deferred and owed to affiliates of the Sponsor by us and our portion of the $35,000 currently deferred and owed to affiliates of the Sponsor by the Joint Venture (as of June 30, 2006 our portion is approximately $17,500).  Based upon our most recent analysis referred to above, we currently do not anticipate that the ultimate proceeds from future asset sales and final liquidation will be sufficient to return to stockholders an amount equal to original capital contributions attributable to then outstanding shares.  Thus, we anticipate the guaranty to be called upon in order to return original capital contributions attributable to the then outstanding shares.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates.  The Fund’s debt instruments bear interest at both variable and fixed rates as discussed in Note 11 of the Fund’s financial statements.  For the six months ended June 30, 2006, a hypothetical 100 basis point increase in interest rates would result in an approximate $3,000 increase in interest expense.  During the six months ended June 30, 2006, the majority of interest expense incurred was capitalized in inventory.

ITEM 4 – CONTROLS AND PROCEDURES

The President of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company* (the equivalent of the Chief Financial Officer of the Company) have evaluated our disclosure controls and procedures as of June 30, 2006.  Based on that evaluation, the President of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company concluded that our disclosure controls and procedures were effective as of June 30, 2006.  There were no changes in our internal controls over financial reporting that materially affected or were reasonably likely to materially affect our internal control over financial reporting during the second quarter of 2006.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 2006	0.0000	$0.00	0	N/A

May 2006	0.6935	$2.50	0	N/A

June 2006	1,244.6255	$3.95	0	N/A

Total	1,245.3190	$3.94	0	N/A

(1)   Our shares were purchased by Bluegreen Investors, LLC, one of our affiliates.  The shares were purchased from time to time on the secondary market or through private transactions.

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

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11, referencing the exhibit number used in such Registration Statement

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 1998

(3)	Located on the Registrant’s website www.ntsdevelopment.com

(4)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS MORTGAGE INCOME FUND

By:	/s/ Brian F. Lavin
Brian F. Lavin
	Its:	President
	Date:	August 8, 2006