Form 10-Q
period 2006-09-30
NTS MORTGAGE INCOME FUND
filed 2006-11-09
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐     No ☒

As of November 8, 2006, the registrant had approximately 3,187,000 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

NTS MORTGAGE INCOME FUND

Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005

	(Unaudited)
	September 30, 2006	December 31, 2005
ASSETS:
Cash and equivalents	$1,492,844	$2,463,134
Membership initiation fees and other accounts receivable, net of allowance of approximately $173,000 and $119,000, respectively	471,141	420,046
Notes receivable	425,431	463,763
Inventory	23,307,048	20,325,858
Property and equipment, net of accumulated depreciation of approximately $1,701,000 and $1,546,000, respectively	3,369,959	3,100,110
Investment in unconsolidated affiliate	810,854	1,568,870
Other assets	180,448	366,666

Total assets	$30,057,725	$28,708,447

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and accrued expenses	$3,526,467	$2,243,546
Accounts payable and accrued expenses due to affiliates	4,845,176	4,647,630
Mortgage and notes payable	830,319	390,358
Other liabilities	628,626	504,481

Total liabilities	9,830,588	7,786,015

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 6,000,000 shares authorized	3,187	3,187
Additional paid-in-capital	54,163,354	54,163,354
Accumulated deficit	(33,939,404)	(33,244,109)

Total stockholders’ equity	20,227,137	20,922,432

Total liabilities and stockholders’ equity	$30,057,725	$28,708,447

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUE:
Lot sales, net of discounts	$2,405,137	$2,543,290	$6,886,822	$14,005,083
Cost of sales	(1,858,590)	(1,015,344)	(5,236,999)	(8,574,257)

Gross profit	546,547	1,527,946	1,649,823	5,430,826

Country Club revenue	574,956	539,704	1,548,365	1,389,712
Interest income on cash equivalents and miscellaneous income	14,644	17,007	94,734	45,113

Total revenues	1,136,147	2,084,657	3,292,922	6,865,651

EXPENSES:
Selling, general and administrative - affiliates	356,535	525,169	1,236,054	1,817,996
Selling, general and administrative	344,968	432,183	1,110,170	1,391,961
Other taxes and licenses	28,242	20,525	113,471	73,643
Depreciation and amortization	21,057	23,292	65,424	73,174
Country Club operations	862,385	742,777	2,355,082	2,078,098

Total operating expenses	1,613,187	1,743,946	4,880,201	5,434,872

(Loss)/income before other income and income taxes	(477,040)	340,711	(1,587,279)	1,430,779
Income from investment in unconsolidated affiliate	148,490	81,840	891,984	519,978

(Loss)/income before income taxes	(328,550)	422,551	(695,295)	1,950,757

Income taxes	—	—	—	—

NET (LOSS) INCOME	$(328,550)	$422,551	$(695,295)	$1,950,757

NET (LOSS) INCOME PER SHARE OF COMMON STOCK	$(0.10)	$0.13	$(0.22)	$0.61

Weighted average number of shares	3,187,328	3,187,333	3,187,328	3,187,333

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(695,295)	$1,950,757
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	65,424	73,174
Income from investment in unconsolidated affiliate	(891,984)	(519,978)
Changes in assets and liabilities:
Membership initiation fees and other accounts receivable	(51,095)	(32,486)
Notes receivable	38,332	59,329
Inventory	(2,884,294)	3,304,939
Accounts payable and accrued expenses	1,282,921	799,999
Other liabilities	124,145	315,382
Other assets	177,882	(127,181)

Net cash (used in) provided by operating activities	(2,833,964)	5,823,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(423,833)	(63,951)
Cash distributions from unconsolidated affiliate	1,650,000	—

Net cash provided by (used in) investing activities	1,226,167	(63,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accounts payable and accrued expenses due to affiliates	197,546	(4,151,235)
Proceeds from mortgages and notes payable	500,000	4,306,517
Payments on mortgages and notes payable	(60,039)	(5,735,424)

Net cash provided by (used in) financing activities	637,507	(5,580,142)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(970,290)	179,842

CASH AND EQUIVALENTS, beginning of period	2,463,134	1,309,537

CASH AND EQUIVALENTS, end of period	$1,492,844	$1,489,379

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS Mortgage Income Fund

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS Mortgage Income Fund’s (the “Fund” or “MIF”) 2005 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2006.  In our opinion all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and nine months ended September 30, 2006 and 2005.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q the terms “we,” “us”, or “our,” as the context requires, may refer to the Fund or its interests in its properties and joint venture.

Note 1 – Organization

We are a Delaware corporation that was formed on September 26, 1988.  We operated as a real estate investment trust under the Internal Revenue Code of 1986 (the “Code”), as amended, from our inception through December 31, 1996.  We began operating as a “C” corporation under the Code for tax purposes effective January 1, 1997.  NTS Corporation (the “Sponsor”) is our sponsor.  NTS Advisory Corporation (the “Advisor”) is our advisor and NTS Residential Management Company and its successor under assignment, Residential Management Company, (“NTS Management”), are our managers.  The Advisor and NTS Management are affiliates of and are under common control with NTS Corporation.

Our wholly owned subsidiaries are NTS/Lake Forest II Residential Corporation (“NTS/LFII”) and NTS/Virginia Development Company (“NTS/VA”).

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

NTS/VA is in the process of developing approximately 1,398 residential lots of land located in Spotsylvania County, Virginia, approximately 60 miles south of Washington D.C., into a single-family residential community (Fawn Lake) and has completed the development of a private country club with a championship golf course to assist in selling the lots.  Fawn Lake has amenities consisting of a 285-acre lake, clubhouse, pool, tennis courts and boat docks.

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

Note 3 – Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the assets, liabilities, revenues and expenses of our wholly owned subsidiaries.  Investments of 50% or less in affiliated companies are accounted for under the equity method.  All significant intercompany transactions and balances have been eliminated.

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

Note 6 – Financial Instruments

The book values of cash and equivalents, trade receivables and trade payables are considered representative of their respective fair values because of the immediate or short-term maturity of these financial instruments.  The fair value of our notes receivable and debt instruments approximated their book value because a substantial portion of the underlying instruments are variable rate notes.

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

Inventory consists of approximately the following:

	(Unaudited)
	September 30, 2006	December 31, 2005
Land held for future development, under development and completed lots	$17,164,000	$13,401,000
Amenities	6,143,000	6,925,000

	$23,307,000	$20,326,000

Items capitalized to inventory

Capitalized interest	$28,000	$86,000

Capitalized property taxes	$227,000	$194,000

The amenities for NTS/LFII and NTS/VA include all common areas, entrance walls, lakes and dams, a maintenance facility, clubhouses, golf courses, swimming pools, tennis courts, sports fields and parks.

The inventory balance for NTS/LFII was insignificant as of September 30, 2006 and December 31, 2005.

Pursuant to the Membership Marketing Agreement, dated June 7, 2004, between NTS/LFII and the Lake Forest Country Club, NTS/LFII is to receive 50% of initiation fees from the initial issuance of the remaining initial memberships to the country club.  As long as the agreement is in effect, we do not expect to incur any marketing or selling expenses related to the issuance of initial memberships.  We are not responsible for any refund related to any issued memberships.  On December 28, 2003, the Lake Forest Country Club ownership and operations were turned over to its members.

Note 8 – Property and Equipment

The following schedule provides an analysis of our approximate investment in property and equipment:

	(Unaudited)
	September 30, 2006	December 31, 2005
Land and buildings	$3,326,000	$3,326,000
Equipment	1,745,000	1,320,000
	5,071,000	4,646,000

Less accumulated depreciation	1,701,000	1,546,000

	$3,370,000	$3,100,000

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

Note 10 – Investment in Unconsolidated Affiliate

Effective August 16, 1997, we became a partner in the Joint Venture.  The other partners in the Joint Venture are Orlando Lake Forest, Inc., Orlando Capital Corporation and OLF II Corporation, all of whom are affiliates of and are under common control with our Sponsor.  The Joint Venture continues to operate under its current legal name as the Orlando Lake Forest Joint Venture.

We contributed to the Joint Venture as a capital contribution its interest in the principal and interest of the first mortgage loan on the Orlando Lake Forest project, and obtained a 50% interest in the Joint Venture.  The affiliated NTS entities named above hold cumulatively the remaining 50% interest in the Joint Venture.

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land.  Our development activities at this location are substantially complete.  As of September 30, 2006, we have 17 single-family homesites left to sell.

The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement.  As of September 30, 2006 and December 31, 2005, our percentage interest was 50%, and our investment balance in the Joint Venture was approximately $811,000 and $1,569,000, respectively.  Our share of the Joint Venture’s net income for the three and nine months ended September 30, 2006 was approximately $148,000 and $892,000, respectively.  Our share of the Joint Venture’s net income, for the three and nine months ended September 30, 2005 was approximately $82,000 and $520,000, respectively.

Presented below are approximate condensed balance sheets for the Joint Venture as of September 30, 2006 and December 31, 2005, and approximate statements of operations for the three and nine months ended September 30, 2006 and 2005:

	(Unaudited)
	September 30, 2006	December 31, 2005
Condensed Balance Sheets
Inventory	$1,100,000	$2,164,000
Other, net	647,000	1,185,000

Total assets	$1,747,000	$3,349,000

Liabilities	$125,000	$211,000
Equity	1,622,000	3,138,000

Total liabilities and equity	$1,747,000	$3,349,000

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Condensed Statements of Operations
Lot sales, net of discounts	$588,000	$560,000	$3,243,000	$3,390,000
Cost of sales	(216,000)	(315,000)	(1,190,000)	(1,804,000)
Other expenses, net	(75,000)	(81,000)	(269,000)	(546,000)

Net income	$297,000	$164,000	$1,784,000	$1,040,000

At various times throughout 2006, Orlando Lake Forest Inc., the managing general partner of the Orlando Lake Forest Joint Venture, authorized payment of $3,300,000 in distributions to the partners of the Joint Venture.  We own a 50% interest in the Joint Venture and received $1,650,000 of the distribution proceeds.

Note 11 – Mortgage and Notes Payable

Mortgage and notes payable consist of the following:

	(Unaudited)
	September 30, 2006	December 31, 2005
Warehouse line of credit agreement with a bank, bearing interest at Prime Rate + .75% due June 15, 2006, secured by notes receivable, principal payments consist of payments received from notes receivable securing the obligation. Bank note was acquired by an affiliate, NTS Financial Partnership, on June 13, 2006	$—	$276,032

Warehouse line of credit due to an affiliate, bearing interest at Prime Rate + .75% secured by notes receivable, principal payment consist of payments received from notes receivable securing the obligations, with no stated maturity date	247,801	—

Mortgage loan payable to a bank in the amount of $5,000,000, bearing interest at the Prime Rate, with a revolving principal balance and interest payable monthly, due May 1, 2007, secured by approximately 500 acres of undeveloped land at NTS/VA	500,000	—

Other	82,518	114,326

	$830,319	$390,358

We anticipate seeking renewals or refinancing the debt coming due within the next twelve months with our existing creditors, however, there can be no assurances that we will be successful in doing so.  The Prime Rate was 8.25% on September 30, 2006 and 7.25% on December 31, 2005.

Our Mortgage loan is secured by approximately 500 acres of undeveloped land at the NTS/VA project.  All previous security and collateral pledges were released.  Paydowns from lot sales are no longer required.  The loan is a revolver, with $300,000 of the credit commitment set aside as an interest reserve.  The maximum amount outstanding at any time cannot be greater than $4,700,000.

Note 12 – Revenue Recognition and Cost of Sales

We recognize revenue and related cost from lot sales using the accrual method in accordance with U.S. generally accepted accounting principles, which is when payment has been received and title, possession and other attributes of ownership have been transferred to the buyer, and we are not obligated to perform significant activities after the sale.  The country club recognizes operating revenue as services are performed.

We calculate our cost of sales using a percentage based on estimates of total sales and project costs, principally acquisition and development costs.  We estimate cost of sales percentages at the end of each fiscal year, and the resulting cost of sales percentages are applied prospectively.  Total estimates are based on an analysis of actual costs incurred to date and the estimated costs of completion.  Adjustments to estimated total project sales and development costs for the project affect the cost of goods sold percentage.  The difference in the cost of sales percentage of NTS/LFII compared to NTS/VA and the difference in the lot sales mix will create a proportionate change in the combined gross profit margin throughout a given year.  Cost of sales for a specific period also includes direct selling costs, such as those relating to sales concessions, incurred during the period.  These costs are not included in the estimated cost of sales percentage.

Note 13 – Related Party Transactions

On February 17, 2006, NTS/VA entered into an agreement to sell to a related party, Cedar Creek Virginia, LLC, lots 808 though 825, inclusive in Section 27 of the Fawn Lake development.  The purchase price per lot was $126,150, for an aggregate purchase price of $2,270,700.  The lot price in the agreement was determined by averaging the sales price of similarly situated lots within the NTS/VA Fawn Lake Development.  The Board of Directors of the Fund unanimously adopted a resolution approving the sale of these lots to the related party.  The initial closing occurred on March 29, 2006, where lots 808, 809, 810, 811, 822, 823, 824 and 825 were purchased for an aggregate purchase price of $1,009,200.  The purchaser has 18 months from the initial closing to purchase the remaining lots.  In accordance with SFAS No. 66 “Accounting for Sales of Real Estate,” we have accounted for the initial closing transaction using the deposit method.  During the three and nine months ended September 30, 2006, 5 lots were purchased by Cedar Creek Virginia, LLC for an aggregate of $630,750.  At September 30, 2006, $37,845, of the original $100,920 deposit received at the initial closing remained as deferred revenues.  During the three and nine months ended September 30, 2006, one lot was sold to Cedar Creek Virginia, LLC, for $80,000 under a previous agreement entered into in 2004.

Cedar Creek Virginia, LLC is a joint venture engaged in the construction of homes in the Fawn Lake development.  Our Chairman, Mr. J.D. Nichols, our President, Mr. Brian F. Lavin, and the Senior Vice President of NTS/VA, Mr. Ralph DeRosa, are members of Cedar Creek Virginia, LLC. We are not a member of Cedar Creek Virginia, LLC.

On May 4, 2006, NTS/VA sold to a related party, Fawn Lake Sales Center, LLC, 0.57 acres of land for $125,000.  Fawn Lake Sales Center, LLC is a joint venture engaged in the construction and ownership of a sales office building located in the Fawn Lake Development.  Our Chairman, Mr. J.D. Nichols, our President, Mr. Brian F. Lavin, and the Senior Vice President of NTS/VA, Mr. Ralph DeRosa, are members of Fawn Lake Sales Center, LLC.  We are not a member of Fawn Lake Sales Center, LLC.

As of September 30, 2006, the Sponsor or its affiliates owned approximately 655,000 of our shares, which is approximately 21% of our outstanding shares.  We entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

Property Management Agreements

The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Management under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Residential Management Company for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Residential Management Company for the Fawn Lake project (collectively, the “Management Agreements”).  NTS Development Company (“NTS Development”) is a wholly owned subsidiary of our Sponsor.  The Management Agreements have been renewed through December 31, 2008.  Under the Management Agreements, NTS Management will be reimbursed for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, will be entitled to an overhead recovery and will accrue an incentive payment payable as provided therein.

These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA.  Such costs include compensation costs of management, accounting, professional, engineering and development, marketing and office personnel employed by NTS Management and/or certain of its affiliates as well as various non-payroll related operating expenses.  Compensation costs are for those individuals who rendered services full time and on site at the residential projects.  Certain individuals have multiple residential project responsibilities some of which may be with affiliated entities of NTS Management.  For services provided by individuals not on site, or those with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project.  As permitted by the property management agreements, we were charged the following amounts for the three and nine months ended September 30, 2006 and 2005.  These amounts are reflected in selling, general and administrative - affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements.

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Personnel Related Costs
Finance and accounting	$83,000	$75,000	$255,000	$235,000
Data processing	3,000	5,000	9,000	16,000
Human resources	18,000	17,000	57,000	52,000
Executive and administrative services	47,000	48,000	146,000	144,000
Construction management	4,000	1,000	10,000	2,000
Sales and marketing	88,000	243,000	422,000	723,000
Legal	16,000	28,000	54,000	87,000

Total personnel related costs	259,000	417,000	953,000	1,259,000

Rent	3,000	7,000	10,000	19,000

Total expense reimbursements	$262,000	$424,000	$963,000	$1,278,000

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements.  Overhead recovery for the three and nine months ended September 30, 2006 was approximately $95,000 and $273,000, respectively.  Overhead recovery for the three and nine months ended September 30, 2005 was approximately $101,000 and $540,000, respectively.  These amounts are classified with selling, general and administrative-affiliates in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $1,209,000 and $1,107,000 accrued to NTS Management or an affiliate during the nine months ended September 30, 2006 and 2005, respectively, for Fawn Lake Country Club.  Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses.  In addition, there were overhead recovery fees of approximately $57,000 and $51,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club for the nine months ended September 30, 2006 and 2005, respectively.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects.  The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and our share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to our then existing shareholders an amount which, after adding thereto all other payments actually remitted or distributed to such shareholders, is at least equal to the shareholders’ original capital contribution.  As of September 30, 2006, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000.  As of September 30, 2006, no amount had been accrued as an incentive payment in our consolidated financial statements.

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

Accounts Payable and Accrued Expenses Due to Affiliates

As of September 30, 2006, we owed approximately $4,845,000 to NTS Development, NTS Residential Management Company and Residential Management Company for salary and overhead reimbursements included in accounts payable and accrued expenses due to affiliates.

NTS Development and NTS Management have agreed to defer, until March 31, 2007, amounts owed to them by us as of December 31, 2005 and those amounts accruing from January 1, 2006 through March 31, 2007, other than as permitted by our cash flows.  There can be no assurances that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2007.

Note 14 – Country Club Accounting

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three and nine months ended September 30, 2006 and 2005:

	(Unaudited)
	Three Months Ended September 30,
	2006	2005
Condensed Statements of Operations
Revenues:
Operating revenues	$575,000	$540,000

Total revenues	575,000	540,000

Expenses:
Cost of goods sold	142,000	105,000
Selling, general and administrative expenses reimbursed to affiliates	428,000	399,000
Selling, general and administrative expenses	260,000	205,000
Depreciation	32,000	34,000

Total expenses	862,000	743,000

Net loss	$(287,000)	$(203,000)

	(Unaudited)
	Nine Months Ended September 30,
	2006	2005
Condensed Statements of Operations
Revenues:
Operating revenues	$1,548,000	$1,390,000

Total revenues	1,548,000	1,390,000

Expenses:
Cost of goods sold	331,000	251,000
Selling, general and administrative expenses reimbursed to affiliates	1,266,000	1,158,000
Selling, general and administrative expenses	669,000	580,000
Depreciation	89,000	89,000

Total expenses	2,355,000	2,078,000

Net loss	$(807,000)	$(688,000)

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

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board.  We have determined, based on our history of operating losses and our expectations for the future, that it is more likely than not that the net deferred tax assets on September 30, 2006 and December 31, 2005, will not be realized and have provided a valuation allowance for the net deferred tax assets.  No income taxes were provided for the periods presented due to our net operating loss carry forwards and unrealized temporary book-tax differences.  We have a federal net operating loss carry forward of approximately $25,681,000 expiring during various years beginning in 2012 and ending in 2024.  We also have approximately $4,600,000 of inventory in excess of our book balance for tax purposes, which is considered a temporary difference.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FAS No. 109” (FIN 48).

FIN 48 applies to all “tax positions” accounted for under SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).  FIN 48 refers to the term “tax position” as a position taken in previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.  FIN 48 further clarifies the term “tax position” to include (1) a decision not to file a tax return in a particular jurisdiction for which a return might be required, (2) an allocation or a shift of income between taxing jurisdictions, (3) the characterization of income or a decision to exclude reporting taxable income in a tax return, or (4) a decision to classify a transaction, entity, or other position in a tax return as tax exempt.

FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that the company will be able to sustain the tax return position, based on its technical merits.  If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than fifty percent likely to be realized.  This is a change from current practice where companies may recognize a tax benefit if it is probable a tax position will be sustained.

FIN 48 also requires that we make qualitative and quantitative disclosures, including discussion of reasonable possible changes that might occur in the unrecognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.

This statement will be effective for us on January 1, 2007 and will require us to record any change in net assets that results from the adoption of FIN 48 as an adjustment to the opening balance of retained earnings.  We are evaluating the impact that the adoption of FIN 48 will have on our consolidated results of operations, cash flows and financial position.

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

NTS/LFII and NTS/VA have various certificates of deposit, bonds and letters of credits outstanding to governmental agencies and utility companies.  NTS/VA had outstanding letters of credit totaling approximately $50,000 at September 30, 2006.  The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

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

Note 17 – Guaranties to the Fund

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to shareholders from all sources during our existence is at least equal to the original capital contributions attributable to our then outstanding shares.  As of September 30, 2006, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

Any liability of the Guarantor under the guaranty is expressly limited to its assets.  The Guarantor holds a $10 million demand note receivable from Mr. J.D. Nichols, our Chairman.  There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty.  The Guarantor may in the future guarantee obligations of other third parties including guaranties of obligations owed by our affiliates to other entities.

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

During April 2001, the Fawn Lake Country Club was substantially completed.  As a result of our intention to sell the Club as a single asset, Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” requires that the Club be reported separately from inventory on our balance sheets within property and equipment.  The asset’s estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the September 30, 2006 and December 31, 2005, balance sheets as an asset held for use pursuant to SFAS No. 144 and is being depreciated according to our normal depreciation policy.

Joint Venture Investment

Our consolidated financial statements include the assets, liabilities, revenues and expenses of our wholly owned subsidiaries.  Investments of 50% or less in affiliated companies are accounted for under the equity method.  All significant intercompany transactions and balances have been eliminated.

Cost of Sales

We calculate our cost of sales using a percentage based on estimates of total sales and project costs, principally acquisition and development costs.  We estimate cost of sales percentages at the end of each fiscal year, and the resulting cost of sales percentages are applied prospectively.  Total estimates are based on an analysis of actual costs incurred to date and the estimated costs of completion.  Adjustments to estimated total project sales and development costs for the project affect the cost of goods sold percentage.  The difference in the cost of sales percentage of NTS/LFII compared to NTS/VA and the difference in the lot sales mix will create a proportionate change in the combined gross profit margin throughout a given year.  Cost of sales for a specific period also include direct selling costs, such as those relating to sales concessions, incurred during the period.  These costs are not included in the estimated cost of sales percentage.

Income Tax

No income taxes were provided for the periods presented due to our net operating loss carry forwards and unrealized temporary book-tax differences.  We have determined that it is more likely than not that the net deferred tax asset will not be realized based upon the guidance in SFAS No. 109.  See Note 15 to our consolidated financial statements.

Results of Operations

The following tables include our selected summarized operating data for the three and nine months ended September 30, 2006 and 2005.  This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business.  This data should be read in conjunction with our consolidated financial statements, including the notes thereto, in Part I, Item 1 of this report.

	(Unaudited)
	Three Months Ended September 30, 2006
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$184,000	$2,221,000	$2,405,000
Cost of sales	—	(100,000)	(1,759,000)	(1,859,000)
Country Club income	—	—	575,000	575,000
Interest and miscellaneous income	—	9,000	5,000	14,000
Operating expenses	(143,000)	(56,000)	(530,000)	(729,000)
Country Club expenses	—	—	(862,000)	(862,000)
Depreciation and amortization	—	—	(21,000)	(21,000)
Income from investment in unconsolidated affiliate	148,000	—	—	148,000
Net income (loss)	5,000	37,000	(371,000)	(329,000)

	(Unaudited)
	Three Months Ended September 30, 2005
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$1,984,000	$559,000	$2,543,000
Cost of sales	—	(573,000)	(442,000)	(1,015,000)
Country Club income	—	—	540,000	540,000
Interest and miscellaneous income	—	6,000	11,000	17,000
Operating expenses	(119,000)	(329,000)	(530,000)	(978,000)
Country Club expenses	—	—	(743,000)	(743,000)
Depreciation and amortization	—	—	(23,000)	(23,000)
Income on investment in unconsolidated affiliate	82,000	—	—	82,000
Net income (loss)	(37,000)	1,088,000	(628,000)	423,000

	(Unaudited)
	Nine Months Ended September 30, 2006
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$705,000	$6,182,000	$6,887,000
Cost of sales	—	(346,000)	(4,891,000)	(5,237,000)
Country Club income	—	—	1,548,000	1,548,000
Interest and miscellaneous income	—	73,000	22,000	95,000
Operating expenses	(440,000)	(271,000)	(1,749,000)	(2,460,000)
Country Club expenses	—	—	(2,355,000)	(2,355,000)
Depreciation and amortization	—	—	(65,000)	(65,000)
Income from investment in unconsolidated affiliate	892,000	—	—	892,000
Net income (loss)	452,000	161,000	(1,308,000)	(695,000)

	(Unaudited)
	Nine Months Ended September 30, 2005
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$4,462,000	$9,543,000	$14,005,000
Cost of sales	—	(1,288,000)	(7,286,000)	(8,574,000)
Country Club income	—	—	1,390,000	1,390,000
Interest and miscellaneous income	7,000	11,000	27,000	45,000
Operating expenses	(394,000)	(714,000)	(2,176,000)	(3,284,000)
Country Club expenses	—	—	(2,078,000)	(2,078,000)
Depreciation and amortization	—	—	(73,000)	(73,000)
Income on investment in unconsolidated affiliate	520,000	—	—	520,000
Net income (loss)	133,000	2,471,000	(653,000)	1,951,000

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations and line items for which there was a material change between the three and nine months ending September 30, 2006 and 2005.

Revenues

Revenue from lot sales decreased to $2,405,000 in the three months ended September 30, 2006, from $2,543,000 in the comparable period in 2005.  The decrease of $138,000, or 5% was due to one sale at NTS/LFII in the third quarter 2006 for $180,000, as compared to 8 lot sales with an average price per lot of $248,000 in the same period in 2005.  The decrease is partially offset by an increase in the average price per lot to $202,000 at NTS/VA in the three months ended September 30, 2006 from $140,000 in the same period in 2005.

Revenue from lot sales decreased to $6,887,000 in the nine months ended September 30, 2006, from $14,005,000 in the comparable period in 2005.  The decrease of $7,118,000, or 51% was the result of our selling 34 lots in the nine months ended September 30, 2006, as compared to 76 lots in the nine months ended September 30, 2005.  There was an increase in the average price per lot to $202,000 at NTS/VA in the nine months ended September 30, 2006 from $187,000 in the same period in 2005 due to the sale of more expensive waterfront lots and a decrease in the average price per lot at NTS/LFII in the nine months ended September 30, 2006 to $162,000 from $178,000 in the same period in 2005.

Cost of Sales

Cost of sales increased to $1,859,000 in the three months ended September 30, 2006, from $1,015,000 in the comparable period in 2005.  The increase of $844,000, or 83%, is primarily due to the increase in sales in the three months ended 2006 compared to 2005 at NTS/VA.

Cost of sales decreased to $5,237,000 in the nine months ended September 30, 2006, from $8,574,000 in the comparable period in 2005.  The decrease of $3,337,000, or 39%, is primarily due to the decrease in sales in 2006 compared to 2005.

Presented below are the gross profit margins for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NTS/LFII	46%	71%	51%	71%
NTS/VA	21%	21%	21%	24%

Combined gross profit margins	23%	60%	24%	39%

There was a decrease in gross margin percentages at NTS/VA for the nine months ended September 30, 2006 as compared with the comparable period in 2005.  Typically, changes to gross margin percentages at NTS/VA are due to revised estimates of the ultimate sales values, development costs and absorption periods.  As a result of the inherent economic volatility of residential real estate, we cannot be certain that the current estimated gross profit percentages will not be revised in the future.

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

We periodically review the value of land and inventories and determine whether any impairment charges are needed to reflect declines in value.  We did not record any impairment charges during the periods ended September 30, 2006 and 2005.  The estimated net realizable value of real estate inventories represents our best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions.  Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

The income and expenses of the Fawn Lake Country Club have been included in our statements of operations.  It is our intention to sell the Fawn Lake Country Club as a single asset.

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three and nine months ended September 30, 2006 and 2005:

	(Unaudited)
	Three Months Ended September 30,
	2006	2005
Condensed Statements of Operations
Revenues:
Operating revenues	$575,000	$540,000

Total revenues	575,000	540,000

Expenses:
Cost of goods sold	142,000	105,000
Selling, general and administrative expenses reimbursed to affiliates	428,000	399,000
Selling, general and administrative expenses	260,000	205,000
Depreciation	32,000	34,000

Total expenses	862,000	743,000

Net loss	$(287,000)	$(203,000)

	(Unaudited)
	Nine Months Ended September 30,
	2006	2005
Condensed Statements of Operations
Revenues:
Operating revenues	$1,548,000	$1,390,000

Total revenues	1,548,000	1,390,000

Expenses:
Cost of goods sold	331,000	251,000
Selling, general and administrative expenses reimbursed to affiliates	1,266,000	1,158,000
Selling, general and administrative expenses	669,000	580,000
Depreciation	89,000	89,000

Total expenses	2,355,000	2,078,000

Net loss	$(807,000)	$(688,000)

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

Selling, general and administrative expenses reimbursed to affiliates were approximately $357,000 and $525,000, respectively, for the three months ended September 30, 2006, and 2005.  The decrease of approximately $168,000, or 32%, was primarily a result of a decrease of approximately $89,000 in sales salaries and a decrease of approximately $56,000 in commissions due to lower sales at NTS/LFN for the three months ended September 30, 2006 as compared to the same period in 2005.  The decrease is also due to a decrease in legal administrative salaries of approximately $12,000 and a decrease in taxes and benefits of approximately $8,000 for three months ended September 30, 2006 as compared to the same period in 2005.

Selling, general and administrative expenses reimbursed to affiliates were approximately $1,236,000 and $1,818,000, respectively, for the nine months ended September 30, 2006 and 2005.  The decrease of approximately $582,000, or 32% was primarily the result of a decrease in overhead recovery fees on cash receipts of approximately $267,000 and a decrease of approximately $242,000 in commissions due to fewer lot sales at both NTS/VA and NTS/LFII.  The decrease in overhead recovery fees is a direct result of the cash receipts from the decreased dollar amount of lot sales in the nine months ended September 30, 2006, as compared to the same period in 2005.  The decrease is also due to decreased sales salaries of approximately $42,000, for the nine months ended September 30, 2006 as compared to the same period in 2005.

Selling, general and administrative expenses were approximately $345,000 and $432,000 respectively, for the three months ended September 30, 2006 and 2005.  The decrease of approximately $87,000, or 20%, was primarily a result of a decrease in advertising and marketing of approximately $86,000 and a decrease in repairs and maintenance fees of approximately $10,000 for the three months ended September 30, 2006 as compared to the same period in 2005.  The decrease is partially offset by an increase in administrative fees of approximately $8,000 for the three months ended September 30, 2006, as compared to the same period in 2005.

Selling, general and administrative expenses were approximately $1,110,000 and $1,392,000 respectively, for the nine months ended September 30, 2006 and 2005.  The decrease of approximately $282,000, or 20%, was primarily a result of a decrease in advertising and marketing of approximately $173,000, a decrease in legal and professional fees of approximately $57,000, and a decrease in repair and maintenance fees of approximately $22,000 for the nine months ended September 30, 2006, as compared to the same period in 2005.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries borrowings as well as in the capitalization percentage.  For the nine months ended September 30, 2006 and 2005, approximately $28,000 and $76,000, respectively, was capitalized in inventory.  The decrease in total interest is primarily due to the decrease in outstanding balances of loans.

No income taxes were provided for the periods presented due to our net operating loss carry forwards and unrealized temporary book-tax differences.

Liquidity and Capital Resources

The primary sources of our liquidity are the ability of our subsidiaries (NTS/LFII and NTS/VA) and us to continue to defer payment of amounts owed to NTS Development Company and NTS Residential Management Company, to draw upon our mortgage loan and the net proceeds retained from sales of residential lots and homes owned by our subsidiaries and the Joint Venture.

Under the terms of our mortgage loan, we may draw up to $4,700,000 for certain development costs in accordance with the provisions of the loan agreement.  The available balance is not immediately drawable except for the items included in the loan agreement.  As of September 30, 2006, the loan balance was $500,000.  Failure to generate sufficient proceeds from lot sales or the lack of further availability under the development loan may have a material adverse effect on our liquidity and capital resources.

The following table summarizes our sources/uses of cash flow for the nine months ended September 30, 2006 and 2005:

	(Unaudited)
	Nine Months Ended September 30,
	2006	2005
Operating activities	$(2,833,964)	$5,823,935
Investing activities	1,226,167	(63,951)
Financing activities	637,507	(5,580,142)

Net (decrease) increase in cash and equivalents	$(970,290)	$179,842

Cash Flow from Operating Activities

Cash used in operating activities was approximately $2,834,000 for the nine months ended September 30, 2006.  The primary components of the cash used in operating activities were an increase in inventory of approximately $2,884,000, income on investment in unconsolidated affiliate of approximately $892,000, and a net loss of approximately $695,000, which were partially offset by an increase in accounts payable of $1,283,000 and an increase in other assets of $178,000.

Cash provided by operating activities was approximately $5,824,000 for the nine months ended September 30, 2005.  The primary components of the cash provided by operating activities were net income of approximately $1,951,000, an increase in accounts payable of approximately $800,000, an increase in lot deposits of approximately $280,000, a decrease in inventory of approximately $3,305,000, and an increase in income from investment in unconsolidated affiliate of approximately $520,000.  The decrease in inventory was due to liquidation of inventory by lot sales.

Cash Flow from Investing Activities

Cash provided by investing activities was approximately $1,226,000 for the nine months ended September 30, 2006.  The components of the cash provided by investing activities were cash distributions of $1,650,000, which were partially offset by capital additions at Fawn Lake Country Club of approximately $132,000 for furniture and fixtures and approximately $292,000 for building improvements.

Cash used in investing activities was approximately $64,000 for the nine months ended September 30, 2005.  The components of the use of cash for investing activities were capital additions at the NTS/VA project of approximately $9,000 for computers and approximately $55,000 for golf operations.

Cash Flow from Financing Activities

Cash provided by financing activities was approximately $638,000 for the nine months ended September 30, 2006.  The primary component of the cash provided by financing activities was proceeds from notes payable of approximately $500,000 and accounts payable affiliate of approximately $198,000, which is owed to NTS Development Company and Residential Management Company for salary and overhead reimbursements.  The increase is partially offset by approximately $60,000 of payments on various operating loans.

Cash used in financing activities was approximately $5,580,000 for the nine months ended September 30, 2005.  The primary component of the cash used in financing activities was net payments related to the notes payable of approximately $1,429,000 and the payments related to accounts payable – affiliates of approximately $4,151,000, which was owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements.

Future Liquidity

We intend to satisfy our future liquidity needs through cash provided by operations, cash reserves, additional borrowings secured by our properties and deferrals of amounts owed to NTS Development and NTS Management.  There can be no assurance that funds from operations, reserves or borrowings will be available, or that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2007.  If these sources of liquidity are not available, our Advisor will manage the demand on liquidity according to our best interest.

In the next twelve months, we expect to require approximately $10,000,000 to $14,000,000 of cash for development costs.  We expect future lot sales and borrowings secured by our properties to be the source of this cash.  The projected development costs assume demand for lots will recover somewhat from the low levels we are currently experiencing and that weather patterns are near normal for the following twelve months.

At various times throughout 2006, Orlando Lake Forest Inc., the managing general partner of the Orlando Lake Forest Joint Venture, authorized payment of $3,300,000 distributions to the partners of the Joint Venture.  We own a 50% interest in the Joint Venture and received $1,650,000 of the distribution proceeds.

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

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we complete our liquidation and dissolve, the total distributions we have made to stockholders from all sources during our existence will be at least equal to the original capital contributions attributable to our then outstanding shares.  As of September 30, 2006, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

In connection with our ongoing review of the status of our properties and progress to liquidation, we have estimated the approximate total distributions which we anticipate making to our stockholders through dissolution.  As final liquidating distributions are not likely for several years, these estimates may change significantly prior to dissolution.

The final liquidating distributions will be made after payment of all of our debts and obligations, including $4,845,000 currently deferred and owed to affiliates of the Sponsor by us. Based upon our most recent analysis referred to above, we currently do not anticipate that the ultimate proceeds from future asset sales and final liquidation will be sufficient to return to stockholders an amount equal to original capital contributions attributable to then outstanding shares.  Thus, we anticipate the guaranty to be called upon in order to return original capital contributions attributable to the then outstanding shares.

Any liability of the Guarantor under the guaranty is expressly limited to its assets.  The Guarantor holds a $10 million demand note receivable from Mr. J.D. Nichols, our Chairman.  There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty.  The Guarantor may in the future guarantee obligations of other third parties, including guaranties of obligations owed by our affiliates to other entities.  Based on our most recent analysis referred to above and the $10,000,000 to be provided for by the Guarantor, the remaining amount projected to be distributed to stockholders appears to be sufficient to meet the return of capital guaranty to stockholders.  The amount available for distribution to our stockholders, however, cannot be estimated with any certainty given that final distributions are not likely for several years.  This estimate may change significantly prior to dissolution.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates.  Our debt instruments bear interest at both variable and fixed rates as discussed in Note 11 of our financial statements.  For the nine months ended September 30, 2006, a hypothetical 100 basis point increase in interest rates would result in an approximate $4,000 increase in interest expense.  During the nine months ended September 30, 2006, the majority of interest expense incurred was capitalized in inventory.

Item 4 – Controls and Procedures

Our President and the Chief Financial Officer of NTS Development Company* (the equivalent of our Chief Financial Officer) have evaluated our disclosure controls and procedures as of September 30, 2006.  Based on that evaluation, our President and the equivalent of our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.  There were no changes in our internal controls over financial reporting that materially affected or were reasonably likely to materially affect our internal control over financial reporting during the third quarter of 2006.

* NTS Development Company provides services to us under property management agreements as described in Part I, Note 13 – Related Party Transactions.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

There have not been material changes to our Risk Factors as disclosed in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 2006	1,348.7135	$3.95	0	N/A

August 2006	2,036.3170	$4.11	0	N/A

September 2006	2,000.0000	$4.75	0	N/A

Total	5,385.0305	$4.31	0	N/A

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

NTS MORTGAGE INCOME FUND

By:	/s/ Brian F. Lavin
Brian F. Lavin
	Its:	President
	Date:	November 8, 2006