Form 10-K
period 2006-12-31
NTS MORTGAGE INCOME FUND
filed 2007-03-28
CIK 841942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 0-18550

NTS MORTGAGE INCOME FUND

(Exact name of registrant as specified in its charter)

Delaware	61-1146077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10172 Linn Station Road
Louisville, Kentucky	40223
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (502) 426-4800

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of each class)

None

(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

As of March 28, 2007, there were approximately 3,187,000 shares of common stock outstanding.  No aggregate market value of the registrant’s shares held by nonaffiliates can be determined because there is no established market for the shares.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of stockholders to be held in 2007 are incorporated by reference into Part III of this Form 10-K.

NTS MORTGAGE INCOME FUND

FORM 10-K

PART I

ITEM 1 - BUSINESS

NTS Mortgage Income Fund (the “Fund,” “we,” “us” or “our”), a Delaware corporation, was formed on September 26, 1988.  We operated as a real estate investment trust under the Internal Revenue Code of 1986 (the “Code”), as amended, from our inception through December 31, 1996.  The acquisition of the capital stock of NTS/Lake Forest II Residential Corporation and NTS/Virginia Development Company, which is discussed below, caused us to change our tax status to a “C” corporation under the Code as of January 1, 1997.  NTS Corporation (the “Sponsor”) is the sponsor of the Fund.  NTS Advisory Corporation (the “Advisor”) is the advisor to the Fund and NTS Residential Management Company and its successor under assignment, Residential Management Company (“NTS Management”), is the manager of the operations of the Fund’s wholly-owned subsidiaries.  The Advisor and NTS Management are affiliates of and are under common control with NTS Corporation.

We are a finite life entity.  Our organizational documents require us to commence an orderly liquidation by December 31, 2008.  Delaware law, our state of incorporation, provides us with a three-year period after the initiation of our liquidation to wind up our affairs and issue final distributions to stockholders.  See Part II Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information about our Dissolution and Liquidation.  Included in the following discussion of Dissolution and Liquidation is information about NTS Guaranty Corporation’s guarantee, its limitations, and demand note receivable from Mr. J.D. Nichols.

In 1997, we acquired all of the issued and outstanding common capital stock of NTS/Lake Forest II Residential Corporation (“NTS/LFII”), a Kentucky corporation, and NTS/Virginia Development Company (“NTS/VA”), a Virginia corporation, which were affiliates of the Sponsor, for a nominal purchase price.  As a result of the transaction, we acquired control of the Lake Forest North project in Louisville, Kentucky, and the Fawn Lake project near Fredericksburg, Virginia.  Concurrent with this transaction, the existing indebtedness of each of NTS/LFII and NTS/VA to the Fund was converted to equity, and we released the first mortgages in favor of the Fund on the Lake Forest North and Fawn Lake projects.

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

Description of Development Projects

Lake Forest North

Our subsidiary, NTS/LFII, is the owner and developer of the Lake Forest North single-family residential community located in Louisville, Kentucky.  Our development activities at this location are substantially complete.  As of December 31, 2006, we have two single-family homesites, fifty-four home units in the Lake Forest Fairways, LLC project (described later in this report) and a single 14-acre tract of undeveloped land left to sell.

Fawn Lake

Our subsidiary, NTS/VA, is the owner and developer of the Fawn Lake single-family residential community located near Fredericksburg, Virginia, and will continue to own and develop the Fawn Lake project to completion and orderly sale.  As of December 31, 2006, approximately 934 of 1,398 total lots have been developed and approximately 64% of the total projected lots to be developed have been sold.

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

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando).  Our development activities at this location are substantially complete.  As of December 31, 2006, we have 12 single-family homesites left and an 11 acre tract of commercial land to sell.

The net income or net loss of the Joint Venture is allocated based on the respective Joint Venture partner’s percentage interest, as defined in the joint venture agreement.  Our 50% share of the Joint Venture’s net income for the years ended December 31, 2006, 2005, and 2004 was approximately $1,043,000, $604,000 and $347,000, respectively.

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

Reimbursements of approximately $1,327,000, $1,835,000 and $1,528,000 were accrued to NTS Management or an affiliate during the years ended December 31, 2006, 2005, and 2004, respectively.  These expense reimbursements include direct and prorated costs incurred in the management and operation of NTS/LFII and NTS/VA.  These reimbursements include management, accounting, professional, engineering development, marketing and office personnel employment costs incurred by NTS Management and/or certain affiliates as well as various non-payroll related operating expenses.  Employment costs are for those individuals rendering services at the residential projects, some of whom are full-time and on site, and others who are not on site or have multiple residential project responsibilities.  For services provided by individuals not on site or with multiple residential project responsibilities, costs are prorated by NTS Management and allocated to the appropriate residential project in accordance with the Management Agreements.  These reimbursements are included within selling, general and administrative - affiliates expenses in the accompanying consolidated statements of operations.

In addition to the expense reimbursement, NTS Management is also entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements.  Overhead recoveries for the years ended December 31, 2006, 2005, and 2004, were approximately $379,000, $867,000 and $754,000, respectively.  These amounts were accrued but not paid and are classified as selling, general and administrative - affiliates expenses in the accompanying consolidated statements of operations.

Reference is made to Part II, Item 8, Note 9 of the Notes to Consolidated Financial Statements for a breakdown of these related party charges of NTS/LFII and NTS/VA.

There were also expense reimbursements of approximately $1,565,000, $1,479,000 and $1,215,000 accrued to NTS Management or an affiliate during the years ended December 31, 2006, 2005, and 2004, respectively, for Fawn Lake Country Club (“FLCC”) and Lake Forest Country Club (“LFCC”) for the year ended December 31, 2004.  Such costs include employment costs of management, golf course maintenance, golf professionals, kitchen personnel, and accounting as well as various non-payroll related operating expenses.  In addition, there were approximately $75,000, $68,000 and $61,000 accrued to NTS Management for overhead recovery fees at FLCC for the years ended December 31, 2006, 2005, and 2004 and LFCC for the year ended December 31, 2004.  The LFCC expense reimbursements and overhead recovery fees were capitalized in inventory for the year ended December 31, 2004.  The LFCC ownership and operations were turned over to its members on December 28, 2003, pursuant to an agreement with NTS/LFII.  Subsequent to turning over the LFCC to its members, we are no longer responsible for its operations.

As presented in the accompanying consolidated balance sheet as of December 31, 2006, accounts payable - affiliates of approximately $4,939,000 is owed to NTS Management and its affiliate NTS Development Company for expense and overhead reimbursements.  NTS Management and NTS Development Company have agreed to defer amounts owed to them by us as of December 31, 2006 and those amounts that will accrue during fiscal 2007 through the period ending March 31, 2008, other than as permitted by our cash flows.  There can be no assurances that this level of support will continue past March 31, 2008.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects.  The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to the then existing stockholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such stockholders, is at least equal to the stockholders’ original capital contribution.  As of December 31, 2006, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000.  As of December 31, 2006, no amount had been accrued as an incentive payment in our consolidated financial statements.

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

ITEM 1A - RISK FACTORS

Factors That May Affect Our Future Results

Cautionary Statements under the Private Securities Litigation Reform Act of 1995.

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance.  Such statements include information relating to anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to gain approvals and to open new communities, the ability to sell homesites and properties, the ability to deliver homesites from backlog, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future, and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our web site and in other material released to the public.

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

If we are not able to complete an orderly liquidation, our potential earnings and distributions could decrease.

We are a finite life entity.  Our organizational documents require us to commence an orderly liquidation by December 31, 2008.  Delaware law, our state of incorporation, provides us with a three-year period after the initiation of our liquidation to wind up our affairs and issue final distributions to stockholders.  Conditions may arise impacting our ability to complete a timely and orderly liquidation, thereby reducing the potential maximum value of our assets.  This, in turn, could reduce our earnings and thereby distributions to our stockholders.

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

Our industry is highly competitive and, if competitors are more successful, our business could decline.

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

Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, road improvements, and/or provide low and moderate income housing, could increase our costs and have an adverse effect on our operations.  In addition, increases in local real estate taxes could adversely affect our potential customers who may consider those costs in determining whether to make a new homesite purchase and decide, as a result, not to purchase one of our homesites.  In addition, any changes in the income tax laws that would reduce or eliminate tax deductions or incentives to homeowners, such as a change limiting the deductibility of interest on home mortgages, could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce our sales and hurt our operating results.

Adverse weather conditions and conditions in nature beyond our control could disrupt the development of our communities, which could harm our sales and earnings.

Adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, floods and fires, can have adverse effects on our ability to develop our residential communities.  We also may be affected by unforeseen engineering, environmental or geological problems.  Any of these adverse events or circumstances could cause delays in the completion of, or increase the cost of, developing one or more of our residential communities and, as a result, could harm our sales and earnings.

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

Our quarterly operating results typically fluctuate by season.  Weather-related problems may occur, delaying development or increasing costs and reducing profitability.  In addition, delays in opening new sections of our communities could have an adverse impact on homesite sales and revenues.  Because of these factors, our quarterly operating results may be uneven and may be marked by lower revenues and earnings in some quarters than in others.

Changes in tax laws or the interpretation of tax laws may negatively affect our operating results.

We believe that our recorded tax balances are adequate.  However, it is not possible to predict the effects of future changes in the tax laws or changes in their interpretation and whether they could have a material negative effect on our operating results.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Corporate Headquarters

Our corporate office space, the cost of which we reimburse NTS Development Company, is located in Louisville, Kentucky.

Office and Other Facilities

We lease sales and office facilities from an unrelated third party at our Fawn Lake Community near Fredericksburg, Virginia.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the last quarter of the year ending December 31, 2006.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The original issuance price of the shares was $20 per share.  Our shares are freely transferable and trade on the secondary market, but are not listed or included for quotation on a national securities exchange.  As of December 31, 2006, there were 2,689 record holders of our shares.  No distributions were made during 2006, 2005 and 2004.  Our Board of Directors decided to terminate quarterly distributions for the foreseeable future effective as of the first quarter of 1997.  Our ability to resume quarterly distributions depends on current cash balances, cash flow being generated by operations and cash reserves needed in connection with the development of properties.

During the three months ended December 31, 2006, entities controlled or established by Mr. Nichols purchased our common stock as set forth below.  None of these shares were repurchased pursuant to publicly announced plans or programs.  The shares were purchased on the secondary market.

Period	Total Number of Units Purchased	Average Price Paid Per Unit
October 2006	900	$ 4.75

November 2006	357	$ 5.50

December 2006	2,225	$ 5.50

Total	3,482	$ 5.31

ITEM 6 - SELECTED FINANCIAL DATA

Years Ended December 31,
	2006	2005	2004	2003	2002 (2)

Total revenues	$ 4,402,711	$ 10,001,824	$ 5,133,090	$ 4,593,097	$ 6,633,836

Total expenses	$ 6,386,427	$ 7,302,995	$ 6,617,163	$ 6,745,310	$ 7,475,349

Net (loss) income	$ (940,394)	$ 3,284,520	$ (1,137,309)	$ (1,815,007)	$ (861,733)

Weighted average number of shares	3,187,328	3,187,328	3,187,333	3,187,333	3,187,333

Per share of common stock:
Net (loss) income per share	$ (0.30)	$ 1.03	$ (0.36)	$ (0.57)	$ (0.27)

At year end:
Inventory	$ 23,111,632	$ 20,325,858	$ 26,637,219	$ 34,704,677	$ 38,397,019

Total assets	$ 28,960,256	$ 28,708,447	$ 34,700,360	$ 42,431,017	$ 46,927,017

Total notes payable (1)	$ 1,314,296	$ 390,358	$ 1,831,975	$ 10,301,524	$ 14,386,442

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  We compare the carrying amount of inventory to the expected future cash flows of our properties at least annually.  Application of this standard during the year ended December 31, 2006, 2005 and 2004 did not result in an impairment loss.

Total project land acquisition and development costs estimates are based on an analysis of actual costs incurred to date and estimates to complete.  Adjustments to estimated total project land acquisition and development costs for the project affect the cost of goods sold percentage.

LFCC operating deficits have historically been capitalized to inventory.  Subsequent to the turnover of the ownership and operations to the members on December 28, 2003, only costs incurred to sell initial memberships have been capitalized.  Pursuant to the Membership Marketing Agreement, dated June 7, 2004, between NTS/LFII and the LFCC regarding the cost to develop the country club, NTS/LFII is to receive 50% of the initiation fees from the initial issuance of the remaining initial memberships to the country club.  As long as the agreement remains in effect and unmodified, we expect that we will not incur significant marketing or selling expenses related to issuance of initial memberships.  We are not responsible for any refunds related to any issued memberships.  The LFCC operating deficit for 2004 was approximately $207,000 and was capitalized as a cost of inventory.

During April 2001, the FLCC was substantially completed.  As a result of our intention to sell the country club as a single asset, Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” requires that the country club be reported separately from inventory on our balance sheets within property and equipment.  The assets’ estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the December 31, 2006, 2005 and 2004, balance sheet as an asset held for use pursuant to SFAS No. 144 and is being depreciated according to our normal depreciation policy.

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

Income Taxes

No benefit for deferred income taxes was provided during 2006 as we have recorded a valuation allowance equal to the amount of the recorded benefit.  In 2005, a portion of the valuation allowance was released and net operating loss carry forwards were utilized to offset current year tax expense.  The remaining net operating loss carry forwards at December 31, 2006, continue to have a full valuation allowance because we have determined that it is more likely than not that the net deferred tax asset will not be realized based upon the guidance in SFAS No. 109, “Accounting for Income Taxes.”  See Part II, Item 8, Note 11 of the Notes to Consolidated Financial Statements for a discussion of the components of the deferred tax asset.

Results of Operations for 2006, 2005 and 2004

The following tables include our selected summarized operating data for the years ended December 31, 2006, 2005 and 2004.  This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business.  This data should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in Part II, Item 8.

	Year Ended December 31, 2006
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$ —	$ 904,000	$ 8,714,000	$ 9,618,000
Cost of sales	—	(417,000)	(6,933,000)	(7,350,000)
Country Club income	—	—	2,003,000	2,003,000
Interest and miscellaneous income	—	104,000	27,000	131,000
Operating expenses	(525,000)	(347,000)	(2,394,000)	(3,266,000)
Country Club expenses	—	—	(3,033,000)	(3,033,000)
Depreciation and amortization	—	—	(86,000)	(86,000)
Income from investment in unconsolidated affiliate	1,043,000	—	—	1,043,000
Income taxes	—	—	—	—
Net income (loss)	518,000	244,000	(1,702,000)	(940,000)

	Year Ended December 31, 2005
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$ —	$ 6,098,000	$ 16,500,000	$ 22,598,000
Cost of sales	—	(1,759,000)	(12,721,000)	(14,480,000)
Country Club income	—	—	1,803,000	1,803,000
Interest and miscellaneous income	7,000	35,000	39,000	81,000
Operating expenses	(506,000)	(932,000)	(3,030,000)	(4,468,000)
Country Club expenses	—	—	(2,739,000)	(2,739,000)
Depreciation and amortization	—	—	(96,000)	(96,000)
Income from investment in unconsolidated affiliate	604,000	—	—	604,000
Income taxes	—	(18,000)	—	(18,000)
Net income (loss)	105,000	3,424,000	(244,000)	3,285,000

	Year Ended December 31, 2004
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$ —	$ 7,376,000	$ 12,220,000	$ 19,596,000
Cost of sales	—	(6,470,000)	(9,705,000)	(16,175,000)
Country Club income	—	—	1,641,000	1,641,000
Interest and miscellaneous income	4,000	5,000	62,000	71,000
Operating expenses	(444,000)	(926,000)	(2,606,000)	(3,976,000)
Country Club expenses	—	—	(2,528,000)	(2,528,000)
Depreciation and amortization	—	(1,000)	(112,000)	(113,000)
Income from investment in unconsolidated affiliate	347,000	—	—	347,000
Income taxes	—	—	—	—
Net loss	(93,000)	(16,000)	(1,028,000)	(1,137,000)

The following discussion relating to changes in our results of operations includes only material line items within our Consolidated Statements of Operations or line items for which there was a material change between the years ending December 31, 2006, 2005 and 2004.

Revenues

Revenues decreased approximately $13,000,000, or 57%, in 2006.  The decrease is primarily due to selling fewer lots at NTS/VA and NTS/LFII in 2006 compared to 2005.

Revenues increased approximately $3,000,000, or 15%, in 2005.  The increase is primarily due to selling more lots at NTS/VA and NTS/LFII in 2005 compared to 2004.

Revenue for the year ended December 31, 2006, includes approximately $9,600,000 in lot sales consisting of approximately $900,000 and $8,700,000 from NTS/LFII and NTS/VA, respectively.  During this period, 42 lots were sold for an average selling price of approximately $229,000.

Revenue for the year ended December 31, 2005, includes approximately $22,600,000 in lot sales consisting of approximately $6,100,000 and $16,500,000 from NTS/LFII and NTS/VA, respectively.  During this period, 110 lots were sold for an average selling price of approximately $205,000.

Revenue for the year ended December 31, 2004, includes approximately $19,600,000 in lots sales consisting of approximately $7,400,000 and $12,200,000 from NTS/LFII and NTS/VA, respectively.  During this period, 144 lots were sold for an average selling price of approximately $136,000.

On March 6, 2001, NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC (“Fairways”), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party).  The initial payment was made on March 6, 2001, for $30,000 per acre for a total of $795,000.  Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold.  The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value of $920,000.  Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller’s (NTS/LFII) cost of the property sold.  During 2006 and 2005, NTS/LFII recognized revenue of approximately $89,500 and $17,500 respectively, and interest income of approximately $99,000 and $19,500  respectively, from Fairways payments.  The transactional values were derived from an independent appraisal performed by Integra Chapman & Bell dated January 4, 2000.

Cost of Sales

Cost of sales decreased approximately $7,100,000, or 49%, in 2006, due to decreased lot sales at NTS/VA and NTS/LFII.  The decrease is partially offset by the increase in the cost of goods sold percentage at NTS/LFII and NTS/VA.

Cost of sales decreased approximately $1,700,000, or 11%, in 2005, due to the decrease in the cost of goods sold percentage at NTS/LFII.  The decrease is partially offset by increased lot sales at NTS/VA.

Presented below are the gross profit margins for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
NTS/LFII	54%	71%	12%
NTS/VA	20%	23%	21%

Combined gross profit margins	24%	36%	17%

The difference in the cost of sales percentage of NTS/LFII compared to NTS/VA and the difference in the lot sales mix will create a proportionate change in the combined gross profit margin throughout a given year.  The increase in gross profit margin is a function of a change in the estimates of sales values, development costs and absorption periods over the life of the project.  The estimates are performed at the end of each fiscal year and the resulting cost of sales percentages are applied prospectively.  Management assesses the basis for these annual projections at the end of each quarter, and if changes in facts and circumstances warrant, interim adjustments are made to the cost of sales percentages prospectively.  In comparing the gross margin percentages for the year ended December 31, 2006, 2005 and 2004, respectively, Management’s estimates have changed relative to the ultimate sales values, development costs and absorption periods, and inherent economic volatility of residential real estate they now believe will be realized during the duration of the projects.

The decrease in gross margin percentages for 2006 as compared with the comparable periods is due to revised estimates of the ultimate sales values, development costs and absorption periods for both NTS/LFII and NTS/VA.  As a result of the inherent economic volatility of residential real estate, we cannot be certain that the current estimated gross profit percentages will not be revised in the future.

NTS/LFII’s decrease in profit margin in 2006 is a result of the near term completion of this development.  With no lots remaining to be developed, our expected development costs have become more predictable with fewer anticipated contingencies.  One remaining tract of land is expected to be sold as a parcel for a 48-home unit project.

Selling, General and Administrative - Affiliates

The expenses for selling, general and administrative - affiliates decreased approximately $996,000, or 37%, in 2006, primarily due to a decrease in overhead cost reimbursement at NTS/VA and NTS/LFII.  There was also a decrease in commissions as a result of a decrease in sales to individuals at NTS/VA and NTS/LFII and a decrease in legal and administrative salaries at NTS/LFII.

The expenses for selling, general and administrative - affiliates increased approximately $421,000, or 18%, in 2005, primarily due to an increase in overhead cost reimbursement at NTS/VA.  There was also an increase in commissions as a result of an increase in sales to individuals at NTS/VA and NTS/LFII and an increase in legal and administrative salaries at NTS/LFII and NTS/VA.  The increase is partially offset by decreased sales salaries at NTS/VA and a decrease in overhead cost reimbursement at NTS/LFII.

Selling, General and Administrative Expenses

The selling, general, and administrative expenses decreased approximately $238,000, or 14%, in 2006, primarily due to a decrease in advertising at NTS/VA, which was partially offset by an increase in advertising at NTS/LFII.  The decrease is also due to decreased legal and professional fees at NTS/LFII, repairs and maintenance fees at NTS/VA and NTS/LFII and administrative fees at NTS/VA and NTS/LFII.

The selling, general and administrative expenses increased approximately $85,000, or 5%, in 2005, primarily due to an increase in legal and professional fees at NTS/VA, NTS/LFII and for the Fund.

Interest Expense

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries’ borrowings as well as in the capitalization percentage.  For the years ended December 31, 2006, 2005 and 2004, approximately $37,000, $86,000 and $377,000, respectively, was capitalized in inventory.  The decrease in total interest is primarily a result of continued reductions in the loan balance.  Our loan balance was increased to $1,000,000 in December 2006, which will increase interest expense in 2007.

Country Club Operations

The income and expenses of the FLCC have been included in our statements of operations.  It is our intention to sell the country club as a single asset.

Presented below are the approximate condensed statements of operations for the FLCC for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Condensed Statements of Operations
Revenues:
Operating revenues	$2,003,000	$1,803,000	$1,641,000

Expenses:
Cost of goods sold	427,000	332,000	339,000
Selling, general and administrative - affiliates	1,639,000	1,547,000	1,276,000
Selling, general and administrative	845,000	735,000	786,000
Depreciation	122,000	125,000	127,000

Total expenses	3,033,000	2,739,000	2,528,000

Net loss	$(1,030,000)	$(936,000)	$(887,000)

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

Income from Unconsolidated Affiliate

Income from our share of the Orlando Lake Forest Joint Venture increased approximately $440,000 in 2006.  The increase is primarily due to a decrease in advertising and administrative expenses in 2006 compared to 2005, and a decrease in finance salaries, executive salaries, property management salaries, legal salaries, and information services overhead.

Income from our share of the Orlando Lake Forest Joint Venture increased approximately $257,000 in 2005.  The increase is primarily due to a decrease in administrative salaries, commission salaries, finance salaries, overhead cost reimbursement, administrative expenses and advertising in 2005 compared to 2004.

Liquidity and Capital Resources

The primary sources of liquidity are the ability of our subsidiaries (NTS/LFII and NTS/VA) and us to continue to defer payment of amounts owed to NTS Development Company and NTS Management, to draw upon our mortgage loan and the net proceeds retained from sales of residential lots and homes owned by our subsidiaries and the Joint Venture.

Under the terms of our mortgage loan, we may draw up to $4,700,000 for certain development costs in accordance with the provisions of the loan agreement.  The available balance is not immediately drawable except for the items included in the loan agreement.  As of December 31, 2006, the loan balance was $1,000,000.  In 2006, we amended and restated our mortgage loan due May 1, 2007.  We anticipate seeking renewals or refinancing the debt coming due within the next twelve months with our existing creditors, however there can be no assurances that we will be successful in doing so.  Failure to generate sufficient proceeds from lot sales or the lack of further availability under the development loan may have a material adverse effect on our liquidity and capital resources.

NTS Development Company and NTS Management have agreed to defer amounts owed to them by us as of December 31, 2006 and those amounts that will accrue during fiscal 2007 through the period ending March 31, 2008, other than as permitted by our cash flows.  There can be no assurances that this level of support will continue past March 31, 2008.  If these amounts are not deferred, such action could have a material adverse effect on our liquidity and financial condition.  Payment of such deferred amounts would be dependent upon available operating cash flow or funding from potential third-party resources in the form of loans or advances.

The following table summarizes our sources/uses of cash flow for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Operating activities	$(2,403,350)	$11,122,456	$6,526,308
Investing activities	(453,387)	(87,419)	(200,247)
Financing activities	1,214,851	(9,881,440)	(5,906,199)

Net (decrease) increase in cash and equivalents	$(1,641,886)	$1,153,597	$419,862

Cash Flow from Operating Activities

Cash used for operating activities was approximately $2,403,000 in 2006.  The primary components of the cash used in operating activities were the increase in inventory of approximately $2,690,000 from increased development cost, income from investment in joint venture of approximately $1,043,000 and net loss of approximately $940,000, which were partially offset by the distribution from an unconsolidated affiliate of $2,050,000 and other assets of approximately $100,000 from prepaid items.

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

Cash Flow from Investing Activities

Cash used in investing activities was approximately $453,000 in 2006, consisting of capital expenditures associated with golf operations, a telephone system, computers and construction of a cart barn  at NTS/VA.

Cash used in investing activities was approximately $87,000 in 2005, consisting of capital expenditures associated with golf operations at NTS/VA.

Cash used in investing activities was approximately $200,000 in 2004, consisting of capital expenditures associated with golf operations at NTS/VA.

Cash Flow from Financing Activities

Cash provided by financing activities was approximately $1,215,000 in 2006, consisting of $1,000,000 in proceeds from mortgage payable and amounts owed to NTS Development and other affiliates of approximately $291,000, which was partially offset by net payments on notes payable of approximately $76,000.

Cash used in financing activities was approximately $9,881,000 in 2005, consisting primarily of amounts paid to NTS Development and NTS Management and other affiliates of approximately $8,440,000 and net payments on mortgage payable relating to the development loan for NTS/LFII and NTS/VA projects of approximately $1,441,000.

Cash used in financing activities was approximately $5,906,000 in 2004, consisting primarily of net payments on mortgage payable relating to the development loan for NTS/LFII and NTS/VA projects of approximately $8,469,000, which were partially offset by amounts deferred by NTS Development and NTS Management and other affiliates of approximately $2,563,000.

For the years ended December 31, 2006, 2005, and 2004, we capitalized into inventory approximately $0, $(1,000) and $207,000, respectively, of the membership sales costs and LFCC operating deficits.  The $1,000 reduction to inventory in 2005 relates to the recovery of prior year expenses capitalized into inventory.  Subsequent to the turnover of the LFCC ownership and operations to the members, the only costs capitalized to inventory are costs associated with initial membership sales.  The proceeds from these initial membership sales will continue to offset inventory on our balance sheet, see Part II, Item 8, Note 6 of the Notes to Consolidated Financial Statements.

Pursuant to the Membership Marketing Agreement, dated June 7, 2004, between NTS/LFII and the LFCC, NTS/LFII is to receive 50% of initiation fees from the initial issuance of the remaining initial memberships to the country club.  As long as the agreement remains in effect and unmodified, we expect that we will not incur significant marketing or selling expenses related to issuance of initial memberships.  We are not responsible for any refund related to any issued memberships.

Future Liquidity

We intend to satisfy our future liquidity needs through cash provided by operations, cash reserves, additional borrowings secured by our properties and deferrals of amounts owed to NTS Development and NTS Management.  There can be no assurance that funds from operations, reserves or borrowings will be available, or that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2008.  If these sources of liquidity are not available, our Advisor will manage the demand on liquidity according to our best interest.

In the next twelve months, we expect to require approximately $4,900,000 of cash for development costs.  We expect future lot sales and borrowings secured by our properties to be the source of this cash.  The projected development costs assume demand for lots will recover somewhat from the low levels we are currently experiencing and that weather patterns are near normal for the following twelve months.

At various times throughout 2006, Orlando Lake Forest Inc., the managing general partner of the Orlando Lake Forest Joint Venture, authorized payment of $4,100,000 distributions to the partners of the Joint Venture.  We own a 50% interest in the Joint Venture and received $2,050,000 of the distribution proceeds.

On March 5, 2007, Orlando Lake Forest Joint Venture entered into an agreement with an unrelated third party to sell a parcel of land totaling approximately 11 acres for an aggregate of $5,350,000.  The transaction is expected to close within 150 days of the sale agreement.  We own a 50% interest in the Joint Venture and anticipate receiving our proportionate share of the sale proceeds.

This discussion of liquidity and capital resources along with the table of contractual obligations and commercial commitments that follows, details our material commitments.

Dissolution and Liquidation

We are a finite life entity.  Our organizational documents require us to commence an orderly liquidation by December 31, 2008.  Delaware law, our state of incorporation, provides us with a three-year period after dissolution to wind up our affairs and issue final distributions to stockholders.  We anticipate initiating our liquidation on or before December 31, 2008.

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we complete our liquidation, the total distributions we have made to stockholders from all sources during our existence will be at least equal to the original capital contributions attributable to our then outstanding shares.  As of December 31, 2006, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

In connection with our ongoing review of the status of our properties and progress to liquidation, we have estimated the approximate total distributions which we anticipate making to our stockholders through liquidation.  As final liquidating distributions are not likely for several years, these estimates may change significantly prior to final liquidation.

The final liquidating distributions will be made after payment of all of our debts and obligations, including $4,938,543 currently deferred and owed to affiliates of the Sponsor by us and our portion of the $5,958 currently deferred and owed to affiliates of the Sponsor by the Joint Venture (as of December 31, 2006 our portion is approximately $2,979).  See Part III, Item 13 - Certain Relationships and Related Transactions for further discussions of amounts currently deferred and owed to affiliates of the Sponsor.  Based upon our most recent analysis referred to above, we currently do not anticipate that the ultimate proceeds from future asset sales and final liquidation will be sufficient to return to stockholders an amount equal to original capital contributions attributable to then outstanding shares.  Thus, we anticipate the guaranty to be called upon in order to return original capital contributions attributable to the then outstanding shares.

Any liability of the Guarantor under the guaranty is expressly limited to its assets.  The Guarantor holds a $10 million demand note receivable from Mr. J.D. Nichols, Chairman of the Board of Directors of the Sponsor.  There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty.  The Guarantor may in the future guarantee obligations of other third parties, including guaranties of obligations owed by our affiliates to other entities.  Based on our most recent analysis referred to above and the $10,000,000 to be provided for by the Guarantor, the remaining amount projected to be distributed to stockholders appears to be sufficient to meet the return of capital guaranty to stockholders.  The amount available for distribution to our stockholders, however, cannot be estimated with any certainty given that final distributions are not likely for several years.  This estimate may change significantly prior to dissolution. In addition, conditions may arise negatively impacting our ability to complete a timely and orderly liquidation. This could result in reduced earnings and thereby final liquidating distributions to stockholders.

Contractual Obligations and Commercial Commitments

The following disclosure represents our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	Two - Three Years	Four - Five Years	After Five Years
Contractual Obligations
Long-term debt	$1,000,000	$1,000,000	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases (1)	—	—	—	—	—
Other long-term obligations	71,729	44,289	24,807	2,633	—

Total contractual cash obligations	$1,071,729	$1,044,289	$24,807	$2,633	$—

(1)          We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.

	Total	Amount of Commitment Expiration Per Period
	Amounts Committed	Within One Year	Two - Three Years	Four - Five Years	After Five Years
Other Commercial Commitments
Line of credit	$242,567	$242,567	$—	$—	$—
Standby letters of credit and guarantees	—	—	—	—	—
Other commercial commitments (1)	—	—	—	—	—

Total commercial commitments	$242,567	$242,567	$—	$—	$—

(1)          We do not, as a practice, enter into long-term purchase commitments for commodities or services.  We may from time to time agree to “fee for service arrangements” which are for a term of greater than one year.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is changes in interest rates.  Our debt instruments bear interest at both variable and fixed rates as further discussed in Part II, Item 8, Note 8 of the Notes to Consolidated Financial Statements.  On December 31, 2006, a hypothetical 100 basis point increase in interest rates would result in an approximately $8,000 increase in interest due to our creditors.  During the year ended December 31, 2006, the interest incurred was capitalized in inventory.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NTS Mortgage Income Fund:

We have audited the accompanying consolidated balance sheets of NTS Mortgage Income Fund (the “Fund”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Fund’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTS Mortgage Income Fund at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

Louisville, Kentucky

March 27, 2007

NTS MORTGAGE INCOME FUND

Consolidated Balance Sheets as of December 31, 2006 and 2005

	2006	2005
ASSETS:
Cash and equivalents	$821,248	$2,463,134
Membership initiation fees and other accounts receivable, net of allowance of approximately $182,000 and $119,000, respectively	406,007	420,046
Notes receivable	421,414	463,763
Inventory	23,111,632	20,325,858
Property and equipment, net of accumulated depreciation of approximately $1,720,000 and $1,546,000, respectively	3,379,800	3,100,110
Investment in unconsolidated affiliate	562,192	1,568,870
Other assets	257,963	366,666

Total assets	$28,960,256	$28,708,447

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and accrued expenses	$2,227,848	$2,243,546
Accounts payable and accrued expenses - affiliates	4,938,543	4,647,630
Mortgage and notes payable	1,314,296	390,358
Other liabilities	497,531	504,481

Total liabilities	8,978,218	7,786,015

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 6,000,000 shares authorized	3,187	3,187
Additional paid-in-capital	54,163,354	54,163,354
Accumulated deficit	(34,184,503)	(33,244,109)

Total stockholders’ equity	19,982,038	20,922,432

Total liabilities and stockholders’ equity	$28,960,256	$28,708,447

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Consolidated Statements of Operations for the Years Ended December 31, 2006,  2005 and  2004

	2006	2005	2004
REVENUE:
Lot sales, net of discounts	$9,617,992	$22,598,078	$19,595,792
Cost of sales	(7,349,728)	(14,480,097)	(16,174,664)

Gross profit	2,268,264	8,117,981	3,421,128

Country Club revenue	2,003,161	1,803,094	1,641,018
Interest income on cash equivalents and miscellaneous income	131,286	80,749	70,944

Total revenues	4,402,711	10,001,824	5,133,090

EXPENSES:
Selling, general and administrative - affiliates	1,706,299	2,702,439	2,281,508
Selling, general and administrative	1,426,985	1,664,794	1,579,804
Interest expense	—	—	368
Other taxes and licenses	133,562	99,882	114,384
Depreciation and amortization	86,481	96,466	113,111
Country Club operations	3,033,100	2,739,414	2,527,988

Total operating expenses	6,386,427	7,302,995	6,617,163

(Loss) income before other income and income taxes	(1,983,716)	2,698,829	(1,484,073)
Income from investments in unconsolidated affiliate	1,043,322	603,691	346,764

(Loss) income before income taxes	(940,394)	3,302,520	(1,137,309)

Income taxes	—	18,000	—

NET (LOSS) INCOME	$(940,394)	$3,284,520	$(1,137,309)

NET (LOSS) INCOME PER SHARE OF COMMON STOCK	$(0.30)	$1.03	$(0.36)

Weighted average number of shares	3,187,328	3,187,328	3,187,333

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

	Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Accumulated Deficit	Total
STOCKHOLDERS’ EQUITY:
Balances on January 1, 2004	3,187,333	$3,187	$54,163,397	$(35,391,320)	$18,775,264

Net loss	—	—	—	(1,137,309)	(1,137,309)

Balances on December 31, 2004	3,187,333	3,187	54,163,397	(36,528,629)	17,637,955

Retirement of common stock	(5)	—	(43)	—	(43)

Net income	—	—	—	3,284,520	3,284,520

Balances on December 31, 2005	3,187,328	3,187	54,163,354	(33,244,109)	20,922,432

Net loss	—	—	—	(940,394)	(940,394)

Balances on December 31, 2006	3,187,328	$3,187	$54,163,354	$(34,184,503)	$19,982,038

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and  2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(940,394)	$3,284,520	$(1,137,309)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	86,481	96,466	113,111
Income from investment in unconsolidated affiliate	(1,043,322)	(603,691)	(346,764)
Cash distribution from unconsolidated affiliate	2,050,000	1,300,000	—
Changes in assets and liabilities:
Membership initiation fees and other accounts receivable	14,039	98,970	179,647
Notes receivable	42,349	81,292	216,006
Inventory	(2,690,222)	6,446,288	8,263,817
Accounts payable and accrued expenses	(15,698)	441,649	(686,927)
Other liabilities	(6,950)	163,401	(222)
Other assets	100,367	(186,439)	(75,051)

Net cash (used in) provided by operating activities	(2,403,350)	11,122,456	6,526,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(453,387)	(87,419)	(200,247)

Cash used in investing activities	(453,387)	(87,419)	(200,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accounts payable - affiliates	290,913	(8,439,823)	2,563,350
Proceeds from mortgages and notes payable	1,000,000	4,306,518	11,306,744
Payments on mortgages and notes payable	(76,062)	(5,748,135)	(19,776,293)

Net cash provided by (used in) financing activities	1,214,851	(9,881,440)	(5,906,199)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(1,641,886)	1,153,597	419,862

CASH AND EQUIVALENTS, beginning of year	2,463,134	1,309,537	889,675

CASH AND EQUIVALENTS, end of year	$821,248	$2,463,134	$1,309,537

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

NTS/LFII is in the process of developing residential lots of land located in Louisville, Kentucky into a single-family residential community (Lake Forest North). Our development activities at this location are substantially complete.  As of December 31, 2006, we have two single-family homesites, fifty-four home units in the Lake Forest Fairways, LLC project and a single 14-acre tract of undeveloped land left to sell.  Lake Forest North has amenities consisting of a clubhouse, pools, tennis courts, recreation fields, several lakes and a country club with a championship golf course.

NTS/VA is in the process of developing approximately 1,398 residential lots of land located in the Chancellor District of Spotsylvania County, Virginia, approximately 60 miles south of Washington D.C., into a single-family residential community (Fawn Lake) and has completed a country club with a championship golf course for the purpose of selling such residential lots and country club memberships.  As of December 31, 2006, approximately 934 of the 1,398 total lots have been developed and approximately 64% of the total projected lots to be developed have been sold.  Fawn Lake has amenities consisting of a 285-acre lake, clubhouse, pool, tennis courts and boat docks.

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

G) Accounting for Impairment

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  Application of this standard during the years ended December 31, 2006, 2005 and 2004 did not result in an impairment loss.

H) Advertising

We expense advertising costs as incurred, which are included in selling, general and administrative in the accompanying consolidated statements of operations.  Advertising expense was approximately $556,000, $666,000 and $688,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

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

All interest costs were capitalized in 2006 and 2005.  Cash payments for interest, net of amounts capitalized, totaled $368 in 2004.

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

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land.  Our development activities at this location are substantially complete.  As of December 31, 2006, we have 12 single-family homesites left and an 11 acre tract of commercial land to sell.

The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement.  As of December 31, 2006 and 2005, our percentage interest was 50%, and our investment balance in the Joint Venture was approximately $562,000 and $1,569,000, respectively.  Our share of the Joint Venture’s net income for the years ended December 31, 2006, 2005 and 2004 was approximately $1,043,000, $604,000 and $347,000, respectively.

Presented below are approximate condensed balance sheets for the Joint Venture as of December 31, 2006 and 2005, and approximate statements of operations for the three years ended December 31, 2006, 2005 and 2004:

	2006	2005
Condensed Balance Sheets
Inventory	$956,000	$2,164,000
Other, net	317,000	1,185,000

Total assets	$1,273,000	$3,349,000

Other liabilities	$149,000	$211,000
Equity	1,124,000	3,138,000

Total liabilities and equity	$1,273,000	$3,349,000

	Years Ended December 31,
Condensed Statements of Operations	2006	2005	2004
Lot sales, net of discounts	$3,860,000	$3,978,000	$6,213,000
Cost of sales	(1,417,000)	(2,125,000)	(4,331,000)
Other expenses, net	(356,000)	(646,000)	(1,188,000)

Net income	$2,087,000	$1,207,000	$694,000

At various times throughout 2006 and 2005, Orlando Lake Forest Inc., the managing general partner of the Orlando Lake Forest Joint Venture, authorized payment of $4,100,000 and $2,600,000, respectively in distributions to the partners of the Joint Venture.  We own a 50% interest in the Joint Venture and received $2,050,000 and $1,300,000, respectively of the distribution proceeds.

Note 4 - Member Initiation Fees and Other Accounts Receivable

Fawn Lake Country Club and Lake Forest Country Club membership initiation fees receivable totaled approximately $230,000 and $260,000 as of December 31, 2006 and 2005, respectively.  The receivable is net of a discount of $165,000 and $117,000, respectively, recorded to allow for the present value of the membership initiation fee receivables considering the estimated timing of collections.  Also included is the accounts receivable from club members for dues, use of the golf course, and use of the dining facility totaling $176,000 and $157,000 as of December 31, 2006 and 2005, respectively.  This receivable is net of an allowance for doubtful accounts of $17,000 and $2,000, respectively.  See Note 9 regarding our receivable for the sale of undeveloped land.

Note 5 - Notes Receivable

Notes receivable are secured by a first mortgage on lots sold to individuals.  The notes bear interest at the prevailing market rates at the time the lots were sold.  The notes are due in 2007, with monthly payments based on a 30-year amortization and the balance due at the maturity date.  Notes totaling approximately $243,000 are pledged as security for notes payable to an affiliate under certain Warehouse Line of Credit Agreements and other debt agreements as of December 31, 2006.  Notes totaling approximately $276,000 were pledged as security for notes payable to banks under Certain Warehouse Line of Credit Agreements and other debt agreements as of December 31, 2005.

Note 6 - Inventory

Inventory consisted of approximately the following:

	December 31, 2006	December 31, 2005
Land held for future development, under development, and completed lots	$16,974,000	$13,401,000
Amenities	6,138,000	6,925,000

	$23,112,000	$20,326,000

Items capitalized to inventory

Capitalized interest	$37,000	$86,000

Capitalized property taxes	$300,000	$194,000

The amenities for NTS/LFII and NTS/VA include all common areas, entrance walls, lakes and dams, a maintenance facility, clubhouses, golf courses, swimming pools, tennis courts, sports fields and parks.

The inventory balance for NTS/LFII was $0 and $16,000 as of December 31, 2006 and December 31, 2005, respectively.

Pursuant to the Membership Marketing Agreement, dated June 7, 2004, between NTS/LFII and the Lake Forest Country Club, NTS/LFII is to receive 50% of initiation fees from the initial issuance of the remaining initial memberships to the country club.  As long as the agreement remains in effect and unmodified, we expect that we will not incur significant marketing or selling expenses related to issuance of initial memberships.  We are not responsible for any refund related to any issued memberships.  During 2006 and 2005, the Lake Forest Country Club operating (income) deficit was approximately $0 and $(1,000), respectively, and was capitalized as a cost of inventory.  The $1,000 reduction to inventory in 2005 relates to the recovery of prior year expenses capitalized to inventory.  On December 28, 2003, the Lake Forest Country Club ownership and operations were turned over to its members.

We capitalized in inventory approximately $337,000 and $280,000 of interest and real estate taxes during 2006 and 2005, respectively.  Interest and real estate taxes incurred were approximately $383,000 and $305,000 for the years ended December 31, 2006 and 2005, respectively.

NTS/LFII inventory at December 31, 2006 and 2005 includes  costs incurred to date for the development of the Lake Forest Country Club, net of approximately $9,375,000 and $9,283,000, respectively, of net country club membership initiation fees.

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

Note 7 - Property and Equipment

Property and equipment is stated at historical cost, net of accumulated depreciation.  Land and buildings are depreciated over the estimated useful lives of the assets which are 10-30 years, while equipment is depreciated over 5-12 years.  The following schedule provides an analysis of our approximate investment in property and equipment on December 31:

	2006	2005
Land and buildings	$3,326,000	$3,326,000
Equipment	1,774,000	1,320,000
	5,100,000	4,646,000

Less accumulated depreciation	1,720,000	1,546,000

	$3,380,000	$3,100,000

Note 8 - Mortgage and Notes Payable

Mortgage and notes payable consist of the following:

	December 31, 2006	December 31, 2005
Warehouse line of credit agreement with a bank, bearing interest at Prime Rate + .75% due June 15, 2006, secured by notes receivable, principal payments consist of payments received from notes receivable securing the obligation. Bank note was acquired by an affiliate, NTS Financial Partnership, on June 13, 2006	$—	$276,032

Warehouse line of credit due to an affiliate, bearing interest at Prime Rate + .75% secured by notes receivable, principal payment consist of payments received from notes receivable securing the obligations, with no stated maturity date	242,567	—

Mortgage loan payable to a bank in the amount of $5,000,000, bearing interest at the Prime Rate, with a revolving principal balance and interest payable monthly, due May 1, 2007, secured by approximately 500 acres of undeveloped land at NTS/VA	1,000,000	—

Other	71,729	114,326

	$1,314,296	$390,358

We anticipate seeking renewals or refinancing the debt coming due within the next twelve months with our existing creditors, however, there can be no assurances that we will be successful in doing so.  The Prime Rate was 8.25% and 7.25% on December 31, 2006 and 2005, respectively.

On June 13, 2006, our affiliate, NTS Financial Partnership, purchased the bank note under the warehouse line of credit, assuming the role of the bank.  NTS Mortgage Income Fund did not fund or participate in the transaction.

The minimum scheduled principal payments on debt outstanding on December 31, 2006 are approximately as follows:

For the Years Ended December 31,	Amount
2007	1,286,000
2008	19,000
2009	6,000
2010	3,000

$1,314,000

In 2006, we amended and restated our mortgage loan due May 1, 2007.  It is secured by approximately 500 acres of undeveloped land at the NTS/VA project.  All previous security and collateral pledges were released.  Paydowns from lot sales are no longer required.  The loan is a revolver, with $300,000 of the credit commitment set aside as an interest reserve.  The maximum amount outstanding at any time shall be no greater than $4,700,000.  The balance was $1,000,000 and $0 on December 31, 2006 and 2005.

Note 9 - Related Party Transactions

On February 17, 2006, NTS/VA entered into an agreement to sell to a related party, Cedar Creek Virginia, LLC, lots 808 through 825, inclusive in Section 27 of the Fawn Lake development.  The purchase price per lot was $126,150, for an aggregate purchase price of $2,270,700.  The lot price in the agreement was determined by averaging the sales price of similarly situated lots within the NTS/VA Fawn Lake Development.  The Board of Directors of the Fund unanimously adopted a resolution approving the sale of these lots to the related party.  The initial closing occurred on March 29, 2006, when lots 808, 809, 810, 811, 822, 823, 824 and 825 were purchased for an aggregate purchase price of $1,009,200.  The purchaser has 18 months from the initial closing to purchase the remaining lots.  In accordance with SFAS No. 66 “Accounting for Sales of Real Estate,” we have accounted for the initial closing transaction using the deposit method.  During 2006, 5 lots were purchased by Cedar Creek Virginia, LLC for an aggregate of $630,750.  At December 31, 2006, $37,845 of the original $100,920 deposit received at the initial closing remained as deferred revenues.

During 2006, one lot was sold to Cedar Creek Virginia, LLC, for $80,000 under a previous agreement entered into in 2004.  We sold 8 lots in 2005 and 4 lots in 2004 under this agreement.

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

As of December 31, 2006, the Sponsor or an affiliate owned 658,147 shares of the Fund which is 21% of the outstanding shares.  The Fund has entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

These expense reimbursements include direct and prorated costs incurred in the management and operation of NTS/LFII and NTS/VA.  These reimbursements include management, accounting, professional, engineering development, marketing and office personnel employment costs incurred by NTS Management and/or certain affiliates as well as various non-payroll related operating expenses.  Employment costs are for those individuals rendering services at the residential projects, some of whom are full-time and on site, and others who are not on site or have multiple residential project responsibilities.  For services provided by individuals not on site or with multiple residential project responsibilities, costs are prorated by NTS Management and allocated to the appropriate residential project in accordance with the Management Agreements.  As permitted by the Management Agreements, we were charged the following amounts for the year ended December 31, 2006, 2005 and 2004.  These amounts are reflected in selling, general and administrative - affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements.

	2006	2005	2004
Personnel Related Costs
Financing and accounting	$339,000	$312,000	$268,000
Data processing	11,000	21,000	29,000
Human resources	74,000	68,000	54,000
Sales and administrative	807,000	1,291,000	1,100,000
Construction management	13,000	2,000	—
Legal	69,000	115,000	56,000
Rent	14,000	26,000	21,000

Total expense reimbursements	$1,327,000	$1,835,000	$1,528,000

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements.  Overhead recovery for the years ended December 31, 2006, 2005 and 2004, was approximately $379,000, $867,000 and $754,000, respectively.  These amounts are classified with selling, general and administrative - affiliates in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $1,565,000, $1,479,000 and $1,215,000 accrued to NTS Management or an affiliate during the years ended December 31, 2006, 2005 and 2004, respectively, for Fawn Lake Country Club and Lake Forest Country Club for the year ended December 31, 2004.  Such costs include employment costs of management, golf course maintenance, golf professionals, kitchen personnel, and accounting as well as various non-payroll related operating expenses.  In addition, there were overhead recovery fees of approximately $75,000, $68,000 and $61,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club for the years ended December 31, 2006, 2005 and 2004 and Lake Forest Country Club for the year ended December 31, 2004.  The Lake Forest Country Club expense reimbursements and overhead recovery fees were capitalized in inventory for the year ended December 31, 2004.  The Fawn Lake Country Club expense reimbursements and overhead recovery fees were included with country club operations in our consolidated statement of operations for the years ended December 31, 2006, 2005 and 2004.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects.  The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to the then existing stockholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such stockholders of the Fund, is at least equal to the stockholders’ original capital contribution.  As of December 31, 2006, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000.  As of December 31, 2006, no amount had been accrued as an incentive payment in our consolidated financial statements.

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

Accounts Payable and Accrued Expenses - Affiliates

As of December 31, 2006 and 2005, we owed approximately $4,939,000 and $4,648,000, respectively, to NTS Management, NTS Development and its affiliates for salary and overhead reimbursements included in accounts payable and accrued expenses - affiliates.

NTS Development and NTS Management have agreed to defer, until March 31, 2008, amounts owed to them by us as of December 31, 2006 and those amounts accruing from January 1, 2007 through March 31, 2008, other than as permitted by our cash flows.  There can be no assurances that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2008.

Sale of Undeveloped Land

On March 6, 2001, NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC (“Fairways”), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party).  The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000.  Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold.  The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value $920,000.  Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller’s (NTS/LFII) cost of the property sold.  During 2006 and 2005, NTS/LFII recognized revenue of approximately $89,500 and $17,500 respectively, and interest income of approximately $99,000 and $19,500 respectively, from Fairways payments.  The transactional values were derived from an independent appraisal.

Note 10 - Country Club Accounting

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Condensed Statements of Operations
Revenues:
Operating revenues	$2,003,000	$1,803,000	$1,641,000

Expenses:
Cost of goods sold	427,000	332,000	339,000
Selling, general and administrative - affiliates	1,639,000	1,547,000	1,276,000
Selling, general and administrative	845,000	735,000	786,000
Depreciation	122,000	125,000	127,000

Total expenses	3,033,000	2,739,000	2,528,000

Net loss	$(1,030,000)	$(936,000)	$(887,000)

Selling, general and administrative - affiliates include expense reimbursements of approximately $1,565,000 and overhead recovery fees of approximately $75,000, accrued to NTS Management or an affiliate.  The expense reimbursements include employment costs of management, golf course maintenance, golf professionals, kitchen personnel, and accounting as well as various non-payroll related operating expenses.  The overhead recovery fees are reimbursements to NTS Management for overhead expenses attributable to the employees and efforts of NTS Management, in an amount equal to 3.75% of the country club’s gross cash receipts.

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

	2006	2005
Deferred tax assets/liabilities
Net operating loss carry forwards	$10,291,000	$9,765,000
Inventory	—	—
Deferred revenue	223,000	237,000

Deferred tax assets	10,514,000	10,002,000

Deferred tax liabilities	(1,000,000)	(868,000)

Valuation allowance	(9,514,000)	(9,134,000)

Total deferred tax assets/liabilities	$—	$—

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria as defined in SFAS No. 109, “Accounting for Income Taxes.”  In 2005, a portion of the valuation allowance was released and net operating loss carry forwards were utilized to offset current year tax expense.  The Fund has determined, based on its history of operating losses and its expectations for the future, that it is more likely than not that the net deferred tax assets on December 31, 2006 and 2005, will not be realized.  As of December 31, 2006, we have a federal net operating loss carry forward of approximately $27,008,000 expiring during various years beginning in 2018 and ending in 2026.

A reconciliation of the statutory rate to the effective rate of the Fund for the years ended December 31 is as follows:

	2006	2005
Tax (benefit) provision using statutory rate	$(320,000)	$1,123,000
(Decrease) increase in valuation allowance	380,000	(1,164,000)
Other	(33,000)	41,000
Credits	(27,000)	—
Alternative minimum tax	—	18,000

Income tax expense	$—	$18,000

Substantially all of the difference between the tax (benefit) provision calculated at the statutory rate and the tax expense recorded on the accompanying statements of operations is due to the change of the valuation allowance on previously recorded deferred tax assets.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109” (FIN 48).

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

This statement will be effective for us on January 1, 2007 and will require us to record any change in net assets that results from the adoption of FIN 48 as an adjustment to the opening balance of retained earnings.  We do not expect the adoption of FIN 48 to have a material effect on our consolidated results of operations, cash flows and financial position.

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

NTS/LFII and NTS/VA have various certificates of deposit, bonds and letters of credit outstanding to governmental agencies and utility companies totaling approximately $684,000 and $6,786,000, respectively as of December 31, 2006.  The primary purpose of these instruments is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

Note 14 - Guaranties to the Fund

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to stockholders from all sources during our existence is at least equal to the original capital contributions attributable to our then outstanding shares.  As of December 31, 2006, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

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

Note 15 - Unaudited Quarterly Financial Data

	2006
	March 31	June 30	September 30	December 31	Total
Total sales	$2,381,075	$2,100,610	$2,405,137	$2,731,170	$9,617,992
Cost of sales	(1,740,240)	(1,638,169)	(1,858,590)	(2,112,729)	(7,349,728)

Gross profit	640,835	462,441	546,547	618,441	2,268,264

Total expenses	1,495,246	1,771,768	1,613,187	1,506,226	6,386,427
Loss before other income (expense) and federal income tax	(421,268)	(688,973)	(477,040)	(396,435)	(1,983,716)
Income from investment in unconsolidated affiliate	149,964	593,531	148,490	151,337	1,043,322

Loss before federal income tax	(271,304)	(95,442)	(328,550)	(245,098)	(940,394)
Federal income tax	—	—	—	—	—
Net (loss) income	$(271,304)	$(95,442)	$(328,550)	$(245,098)	$(940,394)

Net loss per share	$(0.09)	$(0.03)	$(0.10)	$(0.08)	$(0.30)

	2005
	March 31	June 30	September 30	December 31	Total
Total sales	$1,807,193	$9,654,600	$2,543,290	$8,592,995	$22,598,078
Cost of sales	(1,216,646)	(6,342,267)	(1,015,344)	(5,905,840)	(14,480,097)

Gross profit	590,547	3,312,333	1,527,946	2,687,155	8,117,981

Total expenses	1,513,612	2,177,316	1,743,946	1,868,121	7,302,995
(Loss) income before other income (expense) and federal income tax	(567,759)	1,657,825	340,711	1,268,052	2,698,829
Income from investment in unconsolidated affiliate	334,167	103,971	81,840	83,713	603,691

(Loss) income before federal income tax	(233,592)	1,761,796	422,551	1,351,765	3,302,520
Federal income tax	—	—	—	18,000	18,000
Net (loss) income	$(233,592)	$1,761,796	$422,551	$1,333,765	$3,284,520

Net (loss) income per share	$(0.07)	$0.55	$0.13	$0.42	$1.03

Note 16 - Subsequent Event

On March 5, 2007, Orlando Lake Forest Joint Venture entered into an agreement with an unrelated third party to sell a parcel of land totaling approximately 11 acres for an aggregate of $5,350,000.  The transaction is expected to close within 150 days of the sale agreement.  We own a 50% interest in the Joint Venture and anticipate receiving our proportionate share of the sale proceeds.

REPORT OF INDEPENDENT AUDITORS

To the Orlando Lake Forest Joint Venture:

We have audited the accompanying balance sheets of Orlando Lake Forest Joint Venture (a Florida general partnership) as of December 31, 2006 and 2005, and the related statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of Orlando Lake Forest Joint Venture’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Orlando Lake Forest Joint Venture’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Orlando Lake Forest Joint Venture’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orlando Lake Forest Joint Venture at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

Louisville, Kentucky

March 27, 2007

ORLANDO LAKE FOREST JOINT VENTURE

Balance Sheets as of December 31, 2006 and  2005

	2006	2005
ASSETS:
Cash and equivalents	$267,790	$1,110,338
Inventory	956,390	2,164,122
Property and equipment, net of accumulated depreciation of approximately $129,000 and $108,000, respectively	17,048	38,013
Other assets	31,696	36,211

Total assets	$1,272,924	$3,348,684

LIABILITIES AND PARTNERS’ EQUITY:
Accounts payable and accrued expenses	$124,584	$164,509
Accounts payable — affiliates	5,958	936
Lot deposits	18,000	45,500

Total liabilities	148,542	210,945

COMMITMENTS AND CONTINGENCIES (NOTE 3)

Total partners’ equity	1,124,382	3,137,739

Total liabilities and partners’ equity	$1,272,924	$3,348,684

The accompanying notes to financial statements are an integral part of these statements.

ORLANDO LAKE FOREST JOINT VENTURE

Statements of Operations for the Years Ended December 31, 2006,  2005 and 2004

	2006	2005	2004
REVENUE:
Lot sales, net of discounts	$3,860,400	$3,977,632	$6,212,522
Cost of sales	(1,417,107)	(2,124,907)	(4,331,373)

Gross profit	2,443,293	1,852,725	1,881,149

EXPENSES:
Selling, general and administrative - affiliates	192,710	301,006	646,662
Selling, general and administrative	189,940	399,270	535,930
Other expense	25	—	880
Depreciation and amortization	20,966	24,825	30,380

Total operating expenses	403,641	725,101	1,213,852

Income before interest and other income	2,039,652	1,127,624	667,297
Interest and other income	46,991	79,758	26,230

NET INCOME	$2,086,643	$1,207,382	$693,527

The accompanying notes to financial statements are an integral part of these statements.

ORLANDO LAKE FOREST JOINT VENTURE

Statements of Partners’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Partners’ Equity
PARTNERS’ EQUITY:
Balance on January 1, 2004	$3,836,830

Net income	693,527

Balance on December 31, 2004	4,530,357

Net income	1,207,382
Cash distributions	(2,600,000)

Balance on December 31, 2005	3,137,739

Net income	2,086,643
Cash distributions	(4,100,000)

Balance on December 31, 2006	$1,124,382

The accompanying notes to financial statements are an integral part of these statements.

ORLANDO LAKE FOREST JOINT VENTURE

Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,086,643	$1,207,382	$693,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	20,966	24,825	30,380
Changes in assets and liabilities:
Inventory	1,207,732	1,098,084	(436,341)
Other assets	4,515	(18,025)	3,265
Accounts payable and accrued expenses	(39,926)	(848,153)	586,153
Lot deposits	(27,500)	5,000	(30,200)

Net cash provided by operating activities	3,252,430	1,469,113	846,784

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	—	—	(11,017)
Accounts payable — affiliates	5,022	(648)	(1,069,336)
Cash distributions	(4,100,000)	(2,600,000)	—

Net cash used in financing activities	(4,094,978)	(2,600,648)	(1,080,353)

NET DECREASE IN CASH AND EQUIVALENTS	(842,548)	(1,131,535)	(233,569)

CASH AND EQUIVALENTS, beginning of year	1,110,338	2,241,873	2,475,442

CASH AND EQUIVALENTS, end of year	$267,790	$1,110,338	$2,241,873

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

F) Accounting for Impairment

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  Application of this standard during the years ended December 31, 2006, 2005 and 2004 did not result in an impairment loss.

G) Advertising

OLFJV expenses advertising costs as incurred, which are included in selling, general and administrative in the accompanying statements of operations.  Advertising expense was approximately $5,000, $127,000 and $211,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

H) Environmental Remediation and Compliance

Environmental liabilities for remediation costs are accrued based on estimates of known environmental remediation exposures.  Liabilities are recognized when they are probable and can be reasonably estimated.  Environmental compliance costs are expensed as incurred.  No such liabilities existed as of December 31, 2006, 2005 and 2004.

I) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with an original maturity of three months or less that are readily convertible to cash.

All interest costs were capitalized in 2006 and 2005.  Cash payment for interest, net of amounts capitalized, totaled $874 in 2004.

J) Tax Status

OLFJV has received a ruling from the Internal Revenue Service stating that the partnership is classified as a general partnership for federal income tax purposes.  As such, OLFJV makes no provision for income taxes.  The taxable income or loss is passed through to the holders of the partnership interests for inclusion on their individual income tax returns.

K) Segment Reporting

OLFJV’s reportable operating segments include only one segment that is the development and sale of residential subdivision lots.

Note 2 - Inventory

Inventory consists approximately of the following as of December 31:

	2006	2005
Land held for future development, under development and completed lots	$922,000	$2,081,000
Amenities	34,000	83,000

	$956,000	$2,164,000

OLFJV capitalized in inventory approximately $6,000 of interest and real estate taxes during each year in 2006 and 2005.  Interest and real estate taxes incurred were approximately $78,000 during each year in 2006 and 2005.

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

Expense recovery of approximately $46,000, $149,000 and $413,000 accrued to NTS Management or an affiliate during the years ended December 31, 2006, 2005 and 2004, respectively, for employment costs and various non-payroll related operating expenses.  These amounts are reflected in selling, general and administrative - affiliates on the accompanying statements of operations:

	2006	2005	2004
Personnel Related Costs
Financing and accounting	$—	$51,000	$101,000
Sales and administrative	46,000	86,000	287,000
Data processing	—	10,000	14,000
Human resources	—	2,000	11,000

Total expense reimbursements	$46,000	$149,000	$413,000

Additionally, OLFJV incurs an overhead recovery, which is a reimbursement to NTS Management for overhead expenses attributable to the employees and the efforts of NTS Management, in an amount equal to 3.75% of the project’s gross cash receipts.  For the years ended December 31, 2006, 2005 and 2004, overhead recovery incurred was approximately $146,000, $152,000 and $234,000, respectively.

B) Accounts Payable - Affiliates

As presented in the accompanying balance sheet as of December 31, 2006 and 2005, accounts payable - affiliates of approximately $6,000 and $1,000, respectively, were due to NTS Development Company and NTS Management for salary and overhead reimbursements.

Note 5 — Subsequent Event

On March 5, 2007, Orlando Lake Forest Joint Venture entered into an agreement with an unrelated third party to sell a parcel of land totaling approximately 11 acres for an aggregate of $5,350,000.  The transaction is expected to close within 150 days of the sale agreement.

REPORT OF INDEPENDENT AUDITORS

To the Stockholder of NTS Guaranty Corporation:

We have audited the accompanying balance sheets of NTS Guaranty Corporation (a Kentucky corporation) as of December 31, 2006 and 2005, and the related statements of operations for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of NTS Guaranty Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform and audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of NTS Guaranty Corporation’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS Guaranty Corporation at December 31, 2006 and 2005, and the results of its operations for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

Louisville, Kentucky

March 27, 2007

NTS GUARANTY CORPORATION

Balance Sheets as of December 31, 2006 and 2005

	2006	2005
ASSETS:
Cash	$100	$100

Total assets	$100	$100

LIABILITIES:
General liability	$10,000,000	$10,000,000

STOCKHOLDER’S EQUITY:
Common stock, no par value, 100 shares issued and outstanding	10	10
Additional paid-in-capital	10,000,090	10,000,090
Deficit	(10,000,000)	(10,000,000)
	100	100

Less non-interest bearing demand note receivable from the stockholders	(10,000,000)	(10,000,000)

Total liabilities and stockholders’ equity	$100	$100

The accompanying notes to financial statements are an integral part of these statements.

NTS GUARANTY CORPORATION

Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Guarantee liability	$—	$—	$10,000,000

NET LOSS	$—	$—	$(10,000,000)

The accompanying notes to financial statements are an integral part of these statements.

NTS GUARANTY CORPORATION

Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

A) Organization

NTS Guaranty Corporation (the “Guarantor”), a Kentucky corporation, was formed in February 1987 and is an affiliate of NTS Corporation.  NTS Corporation is the Sponsor of the NTS Mortgage Income Fund (the “Fund”).  The Guarantor is classified as a “S” Corporation under the Internal Revenue Code. The balance sheets include all of the assets and liabilities which relate to the Guarantor.  The Guarantor is authorized to issue up to 2,000 shares of common stock with no par value.  There are 100 shares issued and outstanding which were purchased by Mr. J. D. Nichols, Chairman of the Board of Directors of the Sponsor and of the Fund.  In addition, Mr. Nichols has given the Guarantor a non-interest bearing demand note receivable for $10.0 million, the receivable of which is included in additional paid-in capital.  No statements of cash flows are presented as there are no cash transactions to report during the three years ended December 31, 2006.

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

Note 2 - Commitments

The Guarantor has guaranteed that at the time that the Fund is liquidated and dissolved, the total distributions the Fund has made to stockholders from all sources during its existence is at least equal to the original capital contributions attributable to the then outstanding shares.  As of December 31, 2006, the original capital contributions attributable to the Fund’s outstanding shares were $63,690,000 and the Fund had paid distributions of approximately $23,141,000.

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

Note 3 - Guaranty Liability

The Fund’s analysis discussed above and updated as of December 31, 2006, as to the approximate total distributions which it anticipates making to its stockholders through dissolution was not estimated to return the original capital contributions attributable to its outstanding shares.  As a result, the estimated distributions the Fund can pay, according to its analysis, are less than the amount of distributions necessary to return the original capital contributions.  We believe it is probable that the guaranty will be called upon and, accordingly, we have recorded a liability for the full amount of $10.0 million.

ITEM 9 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

The President of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company (the equivalent of the Chief Financial Officer of the Company) have evaluated our disclosure controls and procedures as of December 31, 2006.  Based on that evaluation, the President of the NTS Mortgage Income Fund and the Chief Financial Officer of NTS Development Company concluded that our disclosure controls and procedures were effective as of December 31, 2006.  There were no material changes in our internal controls over financial reporting during the fourth quarter of 2006.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2007.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2007.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2007.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2007.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2007.

PART IV

ITEM 15 - EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

1 - Consolidated Financial Statements

The consolidated financial statements for the NTS Mortgage Income Fund, Orlando Lake Forest Joint Venture and the NTS Guaranty Corporation, along with the reports from Ernst & Young LLP dated March 27, 2007, appear in Part II, Item 8.

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
Date: March 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated.

By:	/s/ J.D. Nichols
J.D. Nichols
Its: Chairman of the Board of Directors
Date: March 27, 2007

By:	/s/ Gerald B. Brenzel
Gerald B. Brenzel
Its: Director
Date: March 27, 2007

By:	/s/ Robert M. Day
Robert M. Day
Its: Director
Date: March 27, 2007

By:	/s/ Robert A. Guimbarda
Robert A. Guimbarda
Its: Director
Date: March 27, 2007

By:	/s/ Gerald B. Thomas
Gerald B. Thomas
Its: Director
Date: March 27, 2007

By:	/s/ Gregory A. Wells
Gregory A. Wells
Its: Chief Financial Officer of NTS Development Company
Date: March 27, 2007