Form 10-Q
period 2007-03-31
NTS MORTGAGE INCOME FUND
filed 2007-05-11
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐    No ☒

As of May 9, 2007, the registrant had approximately 3,187,000 shares of common stock outstanding.

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

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our most recent annual report on Form 10-K, which was filed on March 28, 2007. Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I – FINANCIAL INFORMATION

Item 1 –Financial Statements

NTS MORTGAGE INCOME FUND

Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006

	(Unaudited)
	March 31, 2007	December 31, 2006
ASSETS:
Cash and equivalents	$835,072	$821,248
Membership initiation fees and other accounts receivable, net of allowance of approximately $163,000 and $182,000, respectively	431,042	406,007
Notes receivable	318,420	421,414
Inventory	23,648,331	23,111,632
Property and equipment, net of accumulated depreciation of approximately $1,769,000 and $1,720,000, respectively	3,513,030	3,379,800
Investment in unconsolidated affiliate	419,992	562,192
Other assets	209,305	257,963

Total assets	$29,375,192	$28,960,256

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and accrued expenses	$1,691,864	$2,227,848
Accounts payable and accrued expenses due to affiliates	4,672,367	4,938,543
Mortgage and notes payable	2,804,228	1,314,296
Other liabilities	480,853	497,531

Total liabilities	9,649,312	8,978,218

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 6,000,000 shares authorized	3,187	3,187
Additional paid-in-capital	54,163,354	54,163,354
Accumulated deficit	(34,440,661)	(34,184,503)

Total stockholders’ equity	19,725,880	19,982,038

Total liabilities and stockholders’ equity	$29,375,192	$28,960,256

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUE:
Lot sales, net of discounts	$613,013	$2,381,075
Cost of sales	(253,983)	(1,740,240)

Gross profit	359,030	640,835

Country Club revenue	411,953	385,723

Total revenues	770,983	1,026,558

EXPENSES:
Selling, general and administrative - affiliates	295,743	427,548
Selling, general and administrative	350,519	404,232
Interest expense	1,129	1,344
Other taxes and licenses	19,782	17,558
Depreciation and amortization	48,856	47,456
Country Club operations	583,881	597,108

Total operating expenses	1,299,910	1,495,246

Loss before other income and income taxes	(528,927)	(468,688)
Other income and expense	14,969	47,420
Income from investment in unconsolidated affiliate	257,800	149,964

Loss before income taxes	(256,158)	(271,304)

Income taxes	—	—

NET LOSS	$(256,158)	$(271,304)

NET LOSS PER SHARE OF COMMON STOCK	$(0.08)	$(0.09)

Weighted average number of shares	3,187,328	3,187,328

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(256,158)	$(271,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	48,856	47,456
Income from investment in unconsolidated affiliate	(257,800)	(149,964)
Changes in assets and liabilities:
Membership initiation fees and other accounts receivable	(25,035)	7,465
Notes receivable	102,994	35,413
Inventory	(536,699)	(1,135,247)
Accounts payable and accrued expenses	(535,984)	1,127,936
Other liabilities	(16,678)	222,340
Other assets	48,658	63,564

Net cash used in operating activities	(1,427,846)	(52,341)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(182,086)	(159,938)
Cash distributions from unconsolidated affiliate	400,000	—

Net cash provided by (used in) investing activities	217,914	(159,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accounts payable and accrued expenses due to affiliates	(266,176)	(144,516)
Proceeds from mortgages and notes payable	1,605,000	—
Payments on mortgages and notes payable	(115,068)	(32,759)

Net cash provided by (used in) financing activities	1,223,756	(177,275)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	13,824	(389,554)

CASH AND EQUIVALENTS, beginning of period	821,248	2,463,134

CASH AND EQUIVALENTS, end of period	$835,072	$2,073,580

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Notes to Consolidated Financial Statements
(Unaudited)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS Mortgage Income Fund’s (the “Fund” or “MIF”) 2006 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2007. In our opinion all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months ended March 31, 2007 and 2006. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us”, or “our,” as the context requires, may refer to the Fund or its interests in its properties and joint venture.

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

NTS/VA is the owner and developer of the Fawn Lake single-family residential community located near Fredericksburg, Virginia, and will continue to own and develop the Fawn Lake project to completion and orderly sale. Fawn Lake has amenities consisting of a 285-acre lake, clubhouse, pool, tennis courts and boat docks, as well as a private country club with a championship golf course.

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

Certain reclassifications have been made to the 2006 Statement of Operations and Statement of Cash Flows to conform to the presentation for 2007. These reclassifications had no effect on previously reported operating results.

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

Note 5 – Cash and Equivalents

Cash includes cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

Note 6 – Financial Instruments

The book values of cash and equivalents, trade receivables and trade payables are considered representative of their respective fair values because of the immediate or short-term maturity of these financial instruments. The fair value of our notes receivable and debt instruments approximated their book value because a substantial portion of the underlying instruments is variable rate notes.

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

Inventory consists of approximately the following:

	(Unaudited)
	March 31, 2007	December 31, 2006
Land held for future development, under development and completed lots	$17,348,000	$16,974,000
Amenities	6,300,000	6,138,000

	$23,648,000	$23,112,000

	(Unaudited)
	Three Months Ended	Year Ended
Items capitalized to inventory	March 31, 2007	December 31, 2006

Capitalized interest	$44,000	$37,000

Capitalized property taxes	$77,000	$300,000

The amenities for NTS/LFII and NTS/VA include all common areas, entrance walls, lakes and dams, a maintenance facility, clubhouses, golf courses, swimming pools, tennis courts, sports fields and parks.

The inventory balance for NTS/LFII was $0 as of March 31, 2007 and December 31, 2006.

Note 8 – Property and Equipment

The following schedule provides an analysis of our approximate investment in property and equipment:

	(Unaudited)
	March 31, 2007	December 31, 2006
Land and buildings	$3,326,000	$3,326,000
Equipment	1,956,000	1,774,000
	5,282,000	5,100,000

Less accumulated depreciation	1,769,000	1,720,000

	$3,513,000	$3,380,000

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

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land. Our development activities at this location are substantially complete. As of March 31, 2007, the JV has 6 single-family homesites left to sell and an 11 acre tract of commercial land.

The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement. As of March 31, 2007 and December 31, 2006, our percentage interest was 50%, and our investment balance in the Joint Venture was approximately $420,000 and $562,000, respectively. Our share of the Joint Venture’s net income, for the three months ended March 31, 2007 and 2006 was approximately $258,000 and $150,000, respectively.

Presented below are approximate condensed balance sheets for the Joint Venture as of March 31, 2007 and December 31, 2006, and approximate statements of operations for the three months ended March 31, 2007 and 2006:

	(Unaudited)
	March 31, 2007	December 31, 2006
Condensed Balance Sheets
Inventory	$680,000	$956,000
Other, net	241,000	317,000

Total assets	$921,000	$1,273,000

Liabilities	$81,000	$149,000
Equity	840,000	1,124,000

Total liabilities and equity	$921,000	$1,273,000

	(Unaudited)
	Three Months Ended March 31,
	2007	2006
Condensed Statements of Operations
Lot sales, net of discounts	$937,000	$588,000
Cost of sales	(326,000)	(216,000)
Other expenses, net	(95,000)	(72,000)

Net income	$516,000	$300,000

At various times throughout the three months ended March 31, 2007, Orlando Lake Forest Inc., the managing general partner of the Orlando Lake Forest Joint Venture, authorized payment of an aggregate of $800,000 in distributions to the partners of the Joint Venture. We own a 50% interest in the Joint Venture and received $400,000 of the distribution proceeds.

Note 11 – Mortgage and Notes Payable

Mortgage and notes payable consist of the following:

	(Unaudited)
	March 31, 2007	December 31, 2006
Warehouse line of credit due to an affiliate, bearing interest at Prime Rate + .75% secured by notes receivable, principal payment consist of payments received from notes receivable securing the obligations, with no stated maturity date	$138,441	$242,567

Mortgage loan payable to a bank in the amount of $5,000,000, bearing interest at the Prime Rate, with a revolving principal balance and interest payable monthly, due May 1, 2007, secured by approximately 500 acres of undeveloped land at NTS/VA	2,605,000	1,000,000

Other	60,787	71,729

	$2,804,228	$1,314,296

We are currently seeking extension and refinancing of the Mortgage loan payable which was due on May 1. 2007, with our existing creditor, however, there can be no assurances that we will be successful in doing so. The Prime Rate was 8.25% on March 31, 2007 and December 31, 2006.

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

Note 13 – Related Party Transactions

On February 17, 2006, NTS/VA entered into an agreement to sell to a related party, Cedar Creek Virginia, LLC, lots 808 though 825, inclusive in Section 27 of the Fawn Lake development. The purchase price per lot was $126,150, for an aggregate purchase price of $2,270,700. The lot price in the agreement was determined by averaging the sales price of similarly situated lots within the NTS/VA Fawn Lake Development. The Board of Directors of the Fund unanimously adopted a resolution approving the sale of these lots to the related party. The initial closing occurred on March 29, 2006, where lots 808, 809, 810, 811, 822, 823, 824 and 825 were purchased for an aggregate purchase price of $1,009,200. The purchaser has 18 months from the initial closing to purchase the remaining lots. In accordance with SFAS No. 66 “Accounting for Sales of Real Estate,” we have accounted for the initial closing transaction using the deposit method. During 2006, 5 lots were purchased by Cedar Creek Virginia, LLC for an aggregate of $630,750. At March 31, 2007, $37,845, of the original $100,920 deposit received at the initial closing remained as deferred revenues.

During 2006, 1 lot was sold to Cedar Creek Virginia, LLC, for $80,000 under a previous agreement entered into in 2004. We sold 8 lots in 2005 and 4 lots in 2004 under this agreement.

Cedar Creek Virginia, LLC is a joint venture engaged in the construction of homes in the Fawn Lake development. Our Chairman, Mr. J.D. Nichols, our President, Mr. Brian F. Lavin, and the Senior Vice President of NTS/VA, Mr. Ralph DeRosa, are members of Cedar Creek Virginia, LLC. We are not a member of Cedar Creek Virginia, LLC.

On May 4, 2006, NTS/VA sold to a related party, Fawn Lake Sales Center, LLC, 0.57 acres of land for $125,000. Fawn Lake Sales Center, LLC is a joint venture engaged in the construction and ownership of a sales office building located in the Fawn Lake Development. Our Chairman, Mr. J.D. Nichols, our President, Mr. Brian F. Lavin, and the Senior Vice President of NTS/VA, Mr. Ralph DeRosa, are members of Fawn Lake Sales Center, LLC. We are not a member of Fawn Lake Sales Center, LLC. In March 2007, NTS/VA moved its sales operations into this building and began paying rent to Fawn Lake Sales Center, LLC. The March rent paid by NTS/VA totaled $6,500 and was included in our Statement of Operations as selling, general and administrative – affiliates.

As of March 31, 2007, the Sponsor or its affiliates owned approximately 664,000 of our shares, which is approximately 21% of our outstanding shares. We entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. These reimbursements include management, accounting, professional, engineering and development, marketing and office personnel employment costs incurred by NTS Management and/or certain of its affiliates as well as various non-payroll related operating expenses. Employment costs are for those individuals rendering services at the residential projects, some of whom are full-time and on-site, and others who are not on site or have multiple residential project responsibilities. For services provided by individuals not on site, or with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project, in accordance with the Management Agreements. As permitted by the Management Agreements, we were charged the following amounts for the three months ended March 31, 2007 and 2006. These amounts are reflected in selling, general and administrative - affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements.

	(Unaudited)
	Three Months Ended March 31,
	2007	2006
Personnel Related Costs
Finance and accounting	$93,000	$87,000
Data processing	3,000	3,000
Human resources	18,000	18,000
Sales and administrative	123,000	204,000
Construction management	9,000	1,000
Legal	15,000	19,000

Total personnel related costs	261,000	332,000

Rent	9,000	3,000

Total expense reimbursements	$270,000	$335,000

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. Overhead recovery for the three months ended March 31, 2007 and 2006 was approximately $25,000 and $92,000, respectively. These amounts are classified with selling, general and administrative-affiliates in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $343,000 and $334,000 accrued to NTS Management or an affiliate during the three months ended March 31, 2007 and 2006, respectively, for Fawn Lake Country Club. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $16,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club for each of the three months ended March 31, 2007 and 2006.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to our then existing stockholders an amount which, after adding thereto all other payments actually remitted or distributed to such stockholders of the Fund, is at least equal to the stockholders’ original capital contribution. As of March 31, 2007, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of March 31, 2007, no amount had been accrued as an incentive payment in our consolidated financial statements.

Accounts Payable and Accrued Expenses Due to Affiliates

As of March 31, 2007, we owed approximately $4,672,000 to NTS Development and Residential Management Company for salary and overhead reimbursements included in accounts payable and accrued expenses due to affiliates.

NTS Development and NTS Management have agreed to defer, until March 31, 2008, amounts owed to them by us as of December 31, 2006 and those amounts accruing from January 1, 2007 through March 31, 2008, other than as permitted by our cash flows. There can be no assurances that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2008.

Note 14 – Country Club Accounting

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three months ended March 31, 2007 and 2006:

	(Unaudited)
	Three Months Ended March 31,
	2007	2006
Condensed Statements of Operations
Revenues:
Operating revenues	$412,000	$386,000

Total revenues	412,000	386,000

Expenses:
Cost of goods sold	59,000	69,000
Selling, general and administrative expenses reimbursed to affiliates	359,000	349,000
Selling, general and administrative expenses	167,000	181,000
Depreciation	29,000	25,000

Total expenses	614,000	624,000

Net loss	$(202,000)	$(238,000)

Note 15 – Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns in accordance with FAS 109 “Accounting for Income Taxes”. Effective January 1, 2007, the Fund has adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FAS No. 109 Accounting for Income Taxes” (FIN 48). Fin 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Fund has taken or expects to take in its income tax returns. The adoption of FIN 48 had no impact on the Fund’s results of operations, cash flows or financial position. Under this method, deferred tax assets and liabilities are determined based on the difference between the Fund’s book and tax bases of assets and liabilities and tax carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal tax carry forwards and temporary differences giving rise to our deferred taxes consist of tax net operating loss carry forwards, valuation allowances and differences in inventory basis for book and tax. While there are no income tax examinations currently in process, tax years 2003 through 2006 are subject to examination by federal and state taxing authorities.

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. We have determined, based on our history of operating losses and our expectations for the future, that it is more likely than not that the net deferred tax assets on March 31, 2007 and December 31, 2006, will not be realized and have provided a valuation allowance for the net deferred tax assets. No income taxes were provided for the periods presented due to our current period loss, our net operating loss carry forwards and unrealized temporary book-tax differences which are offset by a full valuation allowance. As of December 31, 2006 we had a federal net operating loss carry forward of approximately $27,008,000 expiring during various years beginning in 2018 and ending in 2026. We also have approximately $2,500,000 of inventory in excess of our book balance for tax purposes, which is considered a temporary difference.

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

NTS/LFII and NTS/VA have various certificates of deposit, bonds and letters of credits outstanding to governmental agencies and utility companies. NTS/VA had outstanding letters of credit totaling approximately $50,000 at March 31, 2007. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

Note 17 – Guaranties to the Fund

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to stockholders from all sources during our existence are at least equal to the original capital contributions attributable to our then outstanding shares. The original capital contributions attributable to our outstanding shares were $63,690,000. As of March 31, 2007 we had paid distributions of approximately $23,141,000.

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

Income Tax

No income taxes were provided for the periods presented due to our net operating loss carry forwards and unrealized temporary book-tax differences. We have determined that it is more likely than not that the net deferred tax asset will not be realized based upon the guidance in SFAS No. 109 and FIN 48. See Note 15 to our consolidated financial statements.

Results of Operations

The following tables include our selected summarized operating data for the three months ended March 31, 2007 and 2006. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our consolidated financial statements, including the notes thereto, in Part I, Item 1 of this report.

	(Unaudited)
	Three Months Ended March 31, 2007
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$232,000	$381,000	$613,000
Cost of sales	—	—	(254,000)	(254,000)
Country Club income	—	—	412,000	412,000
Interest and miscellaneous income	—	10,000	5,000	15,000
Operating expenses	(209,000)	(44,000)	(413,000)	(666,000)
Country Club expenses	—	—	(584,000)	(584,000)
Depreciation and amortization	—	—	(49,000)	(49,000)
Income from investment in unconsolidated affiliate	258,000	—	—	258,000
Interest expense	—	—	(1,000)	(1,000)
Net income (loss)	49,000	198,000	(503,000)	(256,000)

	(Unaudited)
	Three Months Ended March 31, 2006
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$502,000	$1,879,000	$2,381,000
Cost of sales	—	(246,000)	(1,494,000)	(1,740,000)
Country Club income	—	—	386,000	386,000
Interest and miscellaneous income	—	39,000	8,000	47,000
Operating expenses	(130,000)	(102,000)	(617,000)	(849,000)
Country Club expenses	—	—	(597,000)	(597,000)
Depreciation and amortization	—	—	(48,000)	(48,000)
Income on investment in unconsolidated affiliate	150,000	—	—	150,000
Interest expense	—	—	(1,000)	(1,000)
Net income (loss)	20,000	193,000	(484,000)	(271,000)

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations and line items for which there was a material change between the three months ending March 31, 2007 and 2006.

Revenues

Revenue from lot sales decreased to $613,000 in the three months ended March 31, 2007, from $2,381,000 in the comparable period in 2006. The decrease of $1,768,000, or 74%, is primarily due to 9 fewer lots sold at NTS/VA and 2 fewer lots sold at NTS/LFII in first quarter 2007 compared to the same period in 2006. The decrease is partially offset by an increase in the average sales price per lot to $202,000 from $170,000 due to an increase in lot price at NTS/LFII and only larger lots sold at NTS/VA in the first quarter 2007, compared to the same period in 2006.

Cost of Sales

Cost of sales decreased to $254,000 in the three months ended March 31, 2007, from $1,740,000 in the comparable period in 2006. The decrease of 1,486,000, or 85%, was due to the decrease in sales in 2007 compared to 2006 and the decrease in the cost of sales percentage for NTS/LFII and NTS/VA in 2007 compared to 2006.

Presented below are the gross profit margins for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
NTS/LFII	100%	51%
NTS/VA	33%	20%

Combined gross profit margins	59%	27%

There was an increase in gross margin percentages at NTS/VA for the three months ended March 31, 2007 as compared with the comparable period in 2006. Typically, changes to gross margin percentages at NTS/VA are due to revised estimates of the ultimate sales values, development costs and absorption periods. As a result of the inherent economic volatility of residential real estate, we cannot be certain that the current estimated gross profit percentages will remain constant in the future.

NTS/LFII’s increase in profit margin in 2007 is a result of identifying the final costs for this development. All identified lots have been developed. We have one homesite and a 14 acre tract of ground remaining to be sold. We do not expect to incur significant additional development costs.

We periodically review the value of land and inventories and determine whether any impairment charges are needed to reflect declines in value. We did not record any impairment charges during the periods ended March 31, 2007 and 2006. The estimated net realizable value of real estate inventories represents our best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

The income and expenses of the Fawn Lake Country Club have been included in our statements of operations. It is our intention to sell the Fawn Lake Country Club as a single asset.

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three months ended March 31, 2007 and 2006:

	(Unaudited)
	Three Months Ended March 31,
	2007	2006
Condensed Statements of Operations
Revenues:
Operating revenues	$412,000	$386,000

Total revenues	412,000	386,000

Expenses:
Cost of goods sold	59,000	69,000
Selling, general and administrative expenses reimbursed to affiliates	359,000	349,000
Selling, general and administrative expenses	167,000	181,000
Depreciation	29,000	25,000

Total expenses	614,000	624,000

Net loss	$(202,000)	$(238,000)

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

Selling, general and administrative-affiliates expense decreased to $296,000 for the three months ended March 31, 2007, from $428,000 in the comparable period in 2006. The decrease of $132,000, or 31%, was primarily the result of a decrease of overhead recovery fees on cash receipts of $66,000, salaries commissions of $36,000 and sales salaries of $33,000 due to fewer lot sales at both NTS/VA and NTS/LFII. The decrease in the overhead recovery fees in 2007 is a direct result of the cash receipts from decreased lot sales, as compared to the same period in 2006.

Selling, general and administrative expense decreased to $351,000 for the three months ended March 31, 2007, from $404,000 in the comparable period in 2006. The decrease of $53,000, or 13%, was primarily the result of a decrease in advertising and marketing of approximately $66,000 and a decrease in administrative fees of approximately $20,000. The decrease is partially offset by an increase in legal and professional fees of $28,000 and repairs and maintenance fees of $5,000 for the three months ended March 31, 2007, compared to the same period in 2006.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries borrowings as well as in the capitalization percentage. For the three months ended March 31, 2007 and 2006, approximately $44,000 and $6,000, respectively, was capitalized in inventory. The increase in total interest is primarily due to the increase in outstanding balances of loans.

Liquidity and Capital Resources

The primary sources of our liquidity are the ability of our subsidiaries (NTS/LFII and NTS/VA) and us to continue to defer payment of amounts owed to NTS Development Company and NTS Management, to draw upon our mortgage loan and the net proceeds retained from sales of residential lots and homes owned by our subsidiaries and the Joint Venture.

Under the terms of our mortgage loan, we may draw up to $4,700,000 for certain development costs in accordance with the provisions of the loan agreement. The available balance is not immediately drawable except for the items included in the loan agreement. As of March 31, 2007, the loan balance was $2,605,000. Failure to generate sufficient proceeds from lot sales or the lack of further availability under the development loan may have a material adverse effect on our liquidity and capital resources.

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

The following table summarizes our sources/uses of cash flow for the three months ended March 31, 2007 and 2006:

	(Unaudited)
	Three Months Ended March 31,
	2007	2006
Operating activities	$(1,427,846)	$(52,341)
Investing activities	217,914	(159,938)
Financing activities	1,223,756	(177,275)

Net increase (decrease) in cash and equivalents	$13,824	$(389,554)

Cash Flow from Operating Activities

Cash used in operating activities was approximately $1,428,000 for the three months ended March 31, 2007. The primary components of the cash used in operating activities were an increase in inventory of approximately $537,000, a decrease in accounts payable of $536,000, income from investment in unconsolidated affiliate of $258,000, and a net loss of approximately $256,000, which were partially offset by a decrease in notes receivable of $103,000.

Cash used in operating activities was approximately $52,000 for the three months ended March 31, 2006. The primary components of the cash used in operating activities were an increase in inventory of approximately $1,135,000, and a net loss of approximately $271,000, which were partially offset by an increase in accounts payable of approximately $1,128,000 and an increase in other liabilities of $222,000. The increase in accounts payable is due to amounts due to vendors related to development activities.

Cash Flow from Investing Activities

Cash provided by investing activities was approximately $218,000 for the three months ended March 31, 2007. The primary component of the cash provided by investing activities was a cash distribution from unconsolidated affiliate of $400,000, which was partially offset by capital additions at Fawn Lake Country Club of approximately $19,000 for furniture and approximately $151,000 for buildings, and $12,000 for furniture at Fawn Lake Development.

Cash used in investing activities was approximately $160,000 for the three months ended March 31, 2006. The components of the use of cash for investing activities were capital additions at Fawn Lake Country Club of approximately $26,000 for computers and approximately $134,000 for buildings.

Cash Flow from Financing Activities

Cash provided by financing activities was approximately $1,224,000 for the three months ended March 31, 2007. The primary component of the cash provided by financing activities were proceeds from mortgages and notes payable of approximately $1,605,000, which were offset by a decrease in accounts payable to affiliates of approximately $266,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements, and payments on notes payable of approximately $115,000.

Cash used in financing activities was approximately $177,000 for the three months ended March 31, 2006. The primary component of the cash used in financing activities was accounts payable to affiliates of approximately $145,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements.

Future Liquidity

We intend to satisfy our future liquidity needs through cash provided by operations, cash reserves, additional borrowings secured by our properties and deferrals of amounts owed to NTS Development and NTS Management. There can be no assurance that funds from operations, reserves or borrowings will be available, or that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2008. If these sources of liquidity are not available, we will manage the demand on liquidity according to our best interest.

In the next twelve months, we expect to require approximately $5,825,000 of cash for development costs. We expect future lot sales and borrowings secured by our properties to be the source of this cash. The projected development costs assume demand for lots will recover somewhat from the low levels we are currently experiencing and that weather patterns are near normal for the following twelve months.

At various times throughout the three months ended March 31, 2007, Orlando Lake Forest Inc., the managing general partner of the Orlando Lake Forest Joint Venture, authorized payment of an aggregate of $800,000 in distributions to the partners of the Joint Venture. We own a 50% interest in the Joint Venture and received $400,000 of the distribution proceeds.

On March 5, 2007, Orlando Lake Forest Joint Venture entered into an agreement with an unrelated third party to sell a parcel of land totaling approximately 11 acres for an aggregate of $5,350,000. The transaction is expected to close with 150 days of the sale agreement. We own a 50% interest in the Joint Venture and anticipate receiving our proportionate share of the net sale proceeds.

Dissolution and Liquidation

We are a finite life entity. Our organizational documents require us to commence an orderly liquidation by December 31, 2008. Delaware law, our state of incorporation, provides us with a three-year period after dissolution to wind up our affairs and issue final distributions to stockholders. We anticipate initiating our liquidation on or before December 31, 2008. The Fund’s Board of Directors has begun the process of evaluating and implementing an appropriate plan of liquidation in order to maximize stockholder value.

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time we complete our liquidation, the total distributions we have made to stockholders from all sources during our existence will be at least equal to the original capital contributions attributable to our then outstanding shares. As of March 31, 2007, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

In connection with our ongoing review of the status of our properties and progress to liquidation, we have estimated the approximate total distributions which we anticipate making to our stockholders through liquidation. As final liquidating distributions are not likely for several years, these estimates may change significantly prior to final liquidation.

The final liquidating distributions will be made after payment of all of our debts and obligations, including approximately $4,672,000 currently deferred and owed to affiliates of the Sponsor by us. Based upon our most recent analysis referred to above, we currently do not anticipate that the ultimate proceeds from future asset sales and final liquidation plus the distributions we have made to date will be sufficient to return to stockholders an amount equal to original capital contributions attributable to then outstanding shares. Thus, we anticipate the guaranty to be called upon in order to return original capital contributions attributable to the then outstanding shares.

Any liability of the Guarantor under the guaranty is expressly limited to its assets. The Guarantor holds a $10 million demand note receivable from Mr. J.D. Nichols, Chairman of the Board of Directors of the Sponsor. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty. The Guarantor may in the future guarantee obligations of other third parties, including guaranties of obligations owed by our affiliates to other entities. Based on our most recent analysis referred to above and the $10 million to be provided for by the Guarantor, the remaining amount projected to be distributed to stockholders appears to be sufficient to meet the return of capital guaranty to stockholders. The amount available for distribution to our stockholders, however, cannot be estimated with any certainty given that final distributions are not likely for several years. This estimate may change significantly prior to dissolution. In addition, conditions may arise negatively impacting our ability to complete a timely and orderly liquidation. This could result in reduced earnings and thereby final liquidating distributions to stockholders.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. Our debt instruments bear interest at both variable and fixed rates as discussed in Note 11 of our financial statements. For the three months ended March 31, 2007, a hypothetical 100 basis point increase in interest rates would result in an approximate $5,000 increase in interest expense. During the three months ended March 31, 2007, the majority of interest expense incurred was capitalized in inventory.

Item 4 – Controls and Procedures

Our President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007. There were no material changes in our internal control over financial reporting during the first quarter of 2007.

Item 4T – Controls and Procedures

There were no material changes in our internal control over financial reporting during the three months ended March 31, 2007.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

There have not been material changes to our Risk Factors as disclosed in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 2007	3,494.5840	$5.50	—	N/A

February 2007	877.0000	$5.50	—	N/A

March 2007	1,702.0765	$5.50	—	N/A

Total	6,073.6605	$5.50	—	N/A

(1)                                 Our shares were purchased by Bluegreen Investors, LLC, one of our affiliates. The shares were purchased from time to time on the secondary market or through private transactions.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.
3.01	Restated Certificate of Incorporation	(1)

3.02	By-Laws	(1)

10.01	Material contracts - the agreements whereby the Registrant acquired all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA, and the Property Management Agreements between the Registrant and NTS Management	(2)

10.02	Form of Guaranty Agreement	(1)

10.03	Form of Advisory Agreement	(1)

14.01	Code of Ethics	(3)

Exhibit No.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(4)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(4)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11, referencing the exhibit number used in such Registration Statement.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 1998.

(3)	Located on the Registrant’s website www.ntsdevelopment.com.

(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS MORTGAGE INCOME FUND

By:	/s/ Brian F. Lavin
Brian F. Lavin
	Its:	President
	Date:	May 9, 2007

By:	/s/ Gregory A. Wells
Gregory A. Wells
	Its:	Chief Financial Officer
	Date:	May 9, 2007