Form 10-Q
period 2007-06-30
NTS MORTGAGE INCOME FUND
filed 2007-08-10
CIK 841942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes   ☐      No   ☒

As of June 30, 2007, the registrant had approximately 3,187,000 shares of common stock outstanding.

NTS Mortgage Income Fund

Form 10-Q

Information Regarding Forward-Looking Statements

Some of the statements included in this quarterly report on Form 10-Q, particularly those included in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may be considered “forward-looking statements” because the statements relate to matters which have not yet occurred. For example, phrases such as “we anticipate,” “believe” or “expect” indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may, or may not, occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to update these forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

NTS MORTGAGE INCOME FUND
Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006

	(Unaudited)
	June 30, 2007	December 31, 2006
ASSETS:
Cash and equivalents	$782,404	$821,248
Membership initiation fees and other accounts receivable, net of allowance of approximately $140,000 and $182,000, respectively	435,608	406,007
Notes receivable	180,544	421,414
Inventory	23,713,205	23,111,632
Property and equipment, net of accumulated depreciation of approximately $1,594,000 and $1,720,000, respectively	3,822,736	3,379,800
Investment in unconsolidated affiliate	525,232	562,192
Other assets	202,009	257,963

Total assets	$29,661,738	$28,960,256

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and accrued expenses	$1,383,324	$2,227,848
Accounts payable and accrued expenses due to affiliates	4,555,752	4,938,543
Mortgage and notes payable	4,054,692	1,314,296
Other liabilities	430,731	497,531

Total liabilities	10,424,499	8,978,218

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 6,000,000 shares authorized	3,187	3,187
Additional paid-in-capital	54,163,354	54,163,354
Accumulated deficit	(34,929,302)	(34,184,503)

Total stockholders’ equity	19,237,239	19,982,038

Total liabilities and stockholders’ equity	$29,661,738	$28,960,256

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS Mortgage Income Fund
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE:
Lot sales, net of discounts	$1,152,220	$2,100,610	$1,765,233	$4,481,685
Cost of sales	(787,325)	(1,638,169)	(1,041,308)	(3,378,409)

Gross profit	364,895	462,441	723,925	1,103,276

Country Club revenue	592,442	587,685	1,004,395	973,408

Total revenues	957,337	1,050,126	1,728,320	2,076,684

EXPENSES:
Selling, general and administrative-affiliates	346,400	451,971	642,143	879,519
Selling, general and administrative	476,007	360,970	826,526	765,202
Interest Expense	975	1,577	2,104	2,922
Other taxes and licenses	16,276	67,671	36,058	85,229
Depreciation and amortization	50,361	53,091	99,217	100,547
Country Club operations	727,477	836,488	1,311,357	1,433,595

Total operating expenses	1,617,496	1,771,768	2,917,405	3,267,014

Loss before other income and income taxes	(660,159)	(721,642)	(1,189,085)	(1,190,330)
Other Income and expenses	66,277	32,669	81,246	80,089
Income from investment in unconsolidated affiliate	105,240	593,531	363,040	743,495

Loss before income taxes	(488,642)	(95,442)	(744,799)	(366,746)

Income taxes	—	—	—	—

NET LOSS	$(488,642)	$(95,442)	$(744,799)	$(366,746)

NET LOSS PER SHARE OF COMMON STOCK	$(0.15)	$(0.03)	$(0.23)	$(0.12)

Weighted average number of shares	3,187,328	3,187,328	3,187,328	3,187,328

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS Mortgage Income Fund
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(744,799)	$(366,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	99,217	100,547
Income from investment in unconsolidated affiliate	(363,040)	(743,495)

Changes in assets and liabilities:
Membership initiation fees and other accounts receivable	(29,601)	(42,247)
Notes receivable	240,870	36,090
Inventory	(598,448)	(1,581,088)
Accounts payable and accrued expenses	(844,524)	(66,498)
Other liabilities	(66,800)	179,665
Other assets	52,829	110,241

Net cash used in operating activities	(2,254,296)	(2,373,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(542,153)	(377,330)
Cash distributions from unconsolidated affiliate	400,000	1,350,000

Net cash (used in) provided by investing activities	(142,153)	972,670

CASH FLOWS FROM FINANCING ACTIVITIES:
Accounts payable and accrued expenses due to affiliates	(382,791)	368,372
Proceeds from mortgages and notes payable	3,005,000	500,000
Payments on mortgages and notes payable	(264,604)	(46,210)

Net cash provided by financing activities	2,357,605	822,162

NET DECREASE IN CASH AND EQUIVALENTS	(38,844)	(578,699)

CASH AND EQUIVALENTS, beginning of period	821,248	2,463,134

CASH AND EQUIVALENTS, end of period	$782,404	$1,884,435

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS Mortgage Income Fund
Notes to Consolidated Financial Statements
(Unaudited)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS Mortgage Income Fund’s (the “Fund” or “MIF”) 2006 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2007. In our opinion all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and six months ended June 30, 2007 and 2006. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us”, or “our,” as the context requires, may refer to the Fund or its interests in its properties and joint venture.

Note 1—Organization

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

Our wholly owned subsidiaries are NTS/Lake Forest II Residential Corporation (“NTS/LFII”) and NTS/Virginia Development Company (“NTS/VA”).

We are a finite life entity. Our organizational documents require us to dissolve and commence an orderly liquidation by December 31, 2008. Delaware law, our state of incorporation, provides us with a three-year period after dissolution, unless extended, to wind up our affairs and issue final distributions to stockholders.

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

We also own a 50% interest in the Orlando Lake Forest Joint Venture (the “Joint Venture”). See Note 10—Investment in Unconsolidated Affiliate for further information pertaining to the investment.

Note 2—Basis of Accounting

Our records are maintained on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles.

Note 3—Principles of Consolidation and Basis of Presentation

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

Note 4—Use of Estimates in the Preparation of Consolidated Financial Statements

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

Note 5—Cash and Equivalents

Cash includes cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

Note 6—Financial Instruments

The book values of cash and equivalents, trade receivables and trade payables are considered representative of their respective fair values because of the immediate or short-term maturity of these financial instruments. The fair value of our notes receivable and debt instruments approximated their book value because a substantial portion of the underlying instruments is variable rate notes.

Note 7—Inventory

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

Inventory consists of approximately the following:

	(Unaudited)
	June 30, 2007	December 31, 2006
Land held for future development, under development and completed lots	$17,284,000	$16,974,000
Amenities	6,429,000	6,138,000

	$23,713,000	$23,112,000

Items capitalized to inventory	(Unaudited)
	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Capitalized interest	$112,000	$37,000

Capitalized property taxes	$153,000	$300,000

The amenities for NTS/LFII and NTS/VA include all common areas, entrance walls, lakes and dams, a maintenance facility, clubhouses, golf courses, swimming pools, tennis courts, sports fields and parks.

The inventory balance for NTS/LFII was insignificant as of June 30, 2007 and December 31, 2006.

Note 8—Property and Equipment

The following schedule provides an analysis of our approximate investment in property and equipment:

	(Unaudited)
	June 30, 2007	December 31, 2006
Land and buildings	$3,326,000	$3,326,000
Equipment	2,091,000	1,774,000
	5,417,000	5,100,000

Less accumulated depreciation	1,594,000	1,720,000

	$3,823,000	$3,380,000

During the period ended June 30, 2007, we retired approximately $225,000 of fully depreciated property and equipment associated with moving the NTS/VA Sales Center operations into a new building.

Note 9—Long-Lived Assets

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

Note 10—Investment in Unconsolidated Affiliate

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

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land. Our development activities at this location are substantially complete. As of June 30, 2007, the Joint Venture has 5 single-family home sites left to sell and an 11-acre tract of commercial land.

The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement. As of June 30, 2007 and December 31, 2006, our percentage interest was 50%, and our investment balance in the Joint Venture was approximately $525,000 and $562,000, respectively. Our share of the Joint Venture’s net income, for the three and six months ended June 30, 2007 was approximately $105,000 and $363,000, respectively. Our share of the Joint Venture’s net income for the three and six months ended June 30, 2006 was approximately $594,000 and $743,000, respectively.

Presented below are approximate condensed balance sheets for the Joint Venture as of June 30, 2007 and December 31, 2006, and approximate statements of operations for the three and six months ended June 30, 2007 and 2006:

	(Unaudited)
	June 30, 2007	December 31, 2006
Condensed Balance Sheets
Inventory	$521,000	$956,000
Other, net	610,000	317,000

Total assets	$1,131,000	$1,273,000

Liabilities	$81,000	$149,000
Equity	1,050,000	1,124,000

Total liabilities and equity	$1,131,000	$1,273,000

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Condensed Statements of Operations
Lot sales, net of discounts	$539,000	$2,067,000	$1,476,000	$2,655,000
Cost of sales	(228,000)	(759,000)	(554,000)	(975,000)
Other expenses, net	(101,000)	(121,000)	(196,000)	(193,000)

Net income	$210,000	$1,187,000	$726,000	$1,487,000

During the six months ended June 30, 2007, Orlando Lake Forest Inc., the managing general partner of the Orlando Lake Forest Joint Venture, authorized payment of an aggregate of $800,000 in distributions to the partners of the Joint Venture. We own a 50% interest in the Joint Venture and received $400,000 of the distribution proceeds.

Note 11—Mortgage and Notes Payable

Mortgage and notes payable consist of the following:

	(Unaudited)
	June 30, 2007	December 31, 2006
Warehouse line of credit due to an affiliate, bearing interest at Prime Rate + .75% secured by notes receivable, principal payment consist of payments received from notes receivable securing the obligations, with no stated maturity date	$—	$242,567

Mortgage loan payable to a bank in the amount of $5,000,000, bearing interest at the Prime Rate, with a revolving principal balance and interest payable monthly, due May 1, 2008, secured by approximately 500 acres of undeveloped land at NTS/VA	4,005,000	1,000,000

Other	49,692	71,729

	$4,054,692	$1,314,296

The Prime Rate was 8.25% on June 30, 2007 and December 31, 2006.

Our mortgage loan is secured by approximately 500 acres of undeveloped land at the NTS/VA project. All previous security and collateral pledges were released. Paydowns from lot sales are no longer required. The loan is a revolver, with $300,000 of the credit commitment set aside as an interest reserve. The maximum amount outstanding at any time cannot be greater than $4,700,000.

Note 12—Revenue Recognition and Cost of Sales

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

Note 13—Related Party Transactions

On February 17, 2006, NTS/VA entered into an agreement to sell to a related party, Cedar Creek Virginia, LLC, lots 808 though 825, inclusive in Section 27 of the Fawn Lake development. The purchase price per lot was $126,150, for an aggregate purchase price of $2,270,700. The lot price in the agreement was determined by averaging the sales price of similarly situated lots within the NTS/VA Fawn Lake Development. The Board of Directors of the Fund unanimously adopted a resolution approving the sale of these lots to the related party. The initial closing occurred on March 29, 2006, where lots 808, 809, 810, 811, 822, 823, 824 and 825 were purchased for an aggregate purchase price of $1,009,200. The purchaser has 18 months from the initial closing to purchase the remaining lots. In accordance with SFAS No. 66 “Accounting for Sales of Real Estate,” we have accounted for the initial closing transaction using the deposit method. During 2006, 5 lots were purchased by Cedar Creek Virginia, LLC for an aggregate of $630,750. At June 30, 2007, $37,845, of the original $100,920 deposit received at the initial closing remained as deferred revenues.

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

On May 4, 2006, NTS/VA sold to a related party, Fawn Lake Sales Center, LLC, 0.57 acres of land for $125,000. Fawn Lake Sales Center, LLC is a joint venture engaged in the construction and ownership of a sales office building located in the Fawn Lake Development. Our Chairman, Mr. J.D. Nichols, our President, Mr. Brian F. Lavin, and the Senior Vice President of NTS/VA, Mr. Ralph DeRosa, are members of Fawn Lake Sales Center, LLC. We are not a member of Fawn Lake Sales Center, LLC. In March 2007, NTS/VA moved its sales operations into this building and began paying rent to Fawn Lake Sales Center, LLC. The rent paid by NTS/VA totals $6,500 per month and was included in our Statement of Operations as selling, general and administrative-affiliates.

As of June 30, 2007, the Sponsor or its affiliates owned approximately 667,000 of our shares, which is approximately 21% of our outstanding shares. We entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA. These reimbursements include management, accounting, professional, engineering and development, marketing and office personnel employment costs incurred by NTS Management and/or certain of its affiliates as well as various non-payroll related operating expenses. Employment costs are for those individuals rendering services at the residential projects, some of whom are full-time and on-site, and others who are not on site or have multiple residential project responsibilities. For services provided by individuals not on site, or with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project, in accordance with the Management Agreements. As permitted by the Management Agreements, we were charged the following amounts for the three and six months ended June 30, 2007 and 2006. These amounts are reflected in selling, general and administrative—affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Personnel Related Costs
Financing and accounting	$84,000	$85,000	$176,000	$172,000
Data processing	3,000	3,000	6,000	6,000
Human resources	19,000	20,000	37,000	38,000
Executive and administrative services	43,000	49,000	88,000	99,000
Construction management	29,000	6,000	37,000	6,000
Sales and marketing	88,000	180,000	166,000	335,000
Legal	14,000	19,000	30,000	38,000

Total personnel related costs	280,000	362,000	540,000	694,000

Rent	19,000	3,000	29,000	6,000

Total expense reimbursements	$299,000	$365,000	$569,000	$700,000

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements. Overhead recovery for the three and six months ended June 30, 2007 was approximately $48,000 and $73,000, respectively. Overhead recovery for the three and six months ended June 30, 2006 was approximately $87,000 and $179,000, respectively. These amounts are classified with selling, general and administrative-affiliates in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $743,000 and $802,000 accrued to NTS Management or an affiliate during the six months ended June 30, 2007 and 2006, respectively, for Fawn Lake Country Club. Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses. In addition, there were overhead recovery fees of approximately $37,000 and $36,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club for each of the six months ended June 30, 2007 and 2006.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to our then existing stockholders an amount which, after adding thereto all other payments actually remitted or distributed to such stockholders of the Fund, is at least equal to the stockholders’ original capital contribution. As of June 30, 2007, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of June 30, 2007, no amount had been accrued as an incentive payment in our consolidated financial statements.

Accounts Payable and Accrued Expenses Due to Affiliates

As of June 30, 2007, we owed approximately $4,556,000 to NTS Development and Residential Management Company for salary and overhead reimbursements included in accounts payable and accrued expenses due to affiliates.

NTS Development and NTS Management have agreed to defer, until March 31, 2008, amounts owed to them by us as of December 31, 2006 and those amounts accruing from January 1, 2007 through March 31, 2008, other than as permitted by our cash flows. There can be no assurances that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2008.

Note 14—Country Club Accounting

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three and six months ended June 30, 2007 and 2006:

	(Unaudited)
	Three Months Ended June 30,
	2007	2006
Condensed Statements of Operations
Revenues:
Operating revenues	$592,000	$588,000

Total revenues	592,000	588,000

Expenses:
Cost of goods sold	113,000	121,000
Selling, general and administrative expenses reimbursed to affiliates	421,000	489,000
Selling, general and administrative expenses	194,000	228,000
Depreciation	29,000	31,000

Total expenses	757,000	869,000

Net loss	$(165,000)	$(281,000)

	(Unaudited)
	Six Months Ended June 30,
	2007	2006
Condensed Statements of Operations
Revenues:
Operating revenues	$1,004,000	$974,000

Total revenues	1,004,000	974,000

Expenses:
Cost of goods sold	172,000	190,000
Selling, general and administrative expenses reimbursed to affiliates	780,000	838,000
Selling, general and administrative expenses	361,000	409,000
Depreciation	58,000	56,000

Total expenses	1,371,000	1,493,000

Net loss	$(367,000)	$(519,000)

Note 15—Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns in accordance with FAS 109 “Accounting for Income Taxes”. Effective January 1, 2007, the Fund has adopted FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FAS No. 109 Accounting for Income Taxes” (FIN 48). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Fund has taken or expects to take in its income tax returns. The adoption of FIN 48 had no impact on the Fund’s results of operations, cash flows or financial position. Under this method, deferred tax assets and liabilities are determined based on the difference between the Fund’s book and tax bases of assets and liabilities and tax carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal tax carry forwards and temporary differences giving rise to our deferred taxes consist of tax net operating loss carry forwards, valuation allowances and differences in inventory basis for book and tax. While there are no income tax examinations currently in process, tax years 2003 through 2006 remain subject to examination by federal and state taxing authorities.

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board. We have determined, based on our history of operating losses and our expectations for the future, that it is more likely than not that the net deferred tax assets on June 30, 2007 and December 31, 2006, will not be realized and have provided a valuation allowance for the net deferred tax assets. No income taxes were provided for the periods presented due to our current period loss, our net operating loss carry forwards and unrealized temporary book-tax differences which are offset by a full valuation allowance. As of December 31, 2006 we had a federal net operating loss carry forward of approximately $27,008,000 expiring during various years beginning in 2018 and ending in 2026. We also have approximately $2,500,000 of inventory in excess of our book balance for tax purposes, which is considered a temporary difference.

Note 16—Commitments and Contingencies

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

NTS/LFII and NTS/VA have various certificates of deposit, bonds and letters of credits outstanding to governmental agencies and utility companies. NTS/VA had outstanding letters of credit totaling approximately $50,000 at June 30, 2007. The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

On June 4, 2007 the Orlando Lake Forest Joint Venture (“the Joint Venture”) received notice from the Lake Forest Master Community Association, Inc. (“the Association”) of alleged construction defects in bridges, roadways, retaining walls, storm drains and other constructed facilities turned over to the Association in September of 2005. On June 28, 2007 a second notice of claim was received by the Joint Venture from the Association alleging additional defects in the underdrain systems also turned over to the Association. The estimated value placed on the defects by the Association is approximately $4,500,000. The Joint Venture responded to the claim in accordance with Florida Statute Sec 558 and is presently performing investigations to determine if any of these alleged defects exist. The investigations are expected to be complete during September, 2007 and the Joint Venture will respond to the Association consistent with the procedures outlined in the aforementioned statute. On August 3, 2007, the Joint Venture was served with a lawsuit in Seminole County, Florida, by the Association naming Orlando Lake Forest Joint Venture, Orlando Lake Forest Inc., NTS Mortgage Income Fund, OLF II Corporation and Orlando Capital Corporation as defendants. The lawsuit alleges that bridges, roadways, retaining walls, storm drains and other constructed facilities were constructed with defects and deficiencies. The Joint Venture is not aware of any defects that presently require the accrual of a loss contingency and plans to vigorously defend itself against this claim and the associated lawsuit.

Note 17—Guaranties to the Fund

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are dissolved and liquidated, the total distributions we have made to stockholders from all sources during our existence are at least equal to the original capital contributions attributable to our then outstanding shares. The original capital contributions attributable to our outstanding shares were $63,690,000. As of June 30, 2007 we had paid distributions of approximately $23,141,000.

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

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following tables include our selected summarized operating data for the three and six months ended June 30, 2007 and 2006. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our consolidated financial statements, including the notes thereto, in Part I, Item 1 of this report.

	(Unaudited)
	Three Months Ended June 30, 2007
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$7,000	$1,145,000	$1,152,000
Cost of sales	—	—	(787,000)	(787,000)
Country Club income	—	—	592,000	592,000
Interest and miscellaneous income	—	61,000	5,000	66,000
Operating expenses	(234,000)	(48,000)	(557,000)	(839,000)
Country Club expenses	—	—	(727,000)	(727,000)
Depreciation and amortization	—	—	(50,000)	(50,000)
Income from investment in unconsolidated affiliate	105,000	—	—	105,000
Interest expense	—	—	(1,000)	(1,000)
Net income (loss)	(129,000)	20,000	(380,000)	(489,000)

	(Unaudited)
	Three Months Ended June 30, 2006
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$19,000	$2,082,000	$2,101,000
Cost of sales	—	—	(1,638,000)	(1,638,000)
Country Club income	—	—	588,000	588,000
Interest and miscellaneous income	—	24,000	9,000	33,000
Operating expenses	(168,000)	(113,000)	(601,000)	(882,000)
Country Club expenses	—	—	(836,000)	(836,000)
Depreciation and amortization	—	—	(53,000)	(53,000)
Income from investment in unconsolidated affiliate	594,000	—	—	594,000
Interest expense	—	—	(2,000)	(2,000)
Net income (loss)	426,000	(70,000)	(451,000)	(95,000)

	(Unaudited)
	Six Months Ended June 30, 2007
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$239,000	$1,526,000	$1,765,000
Cost of sales	—	—	(1,041,000)	(1,041,000)
Country Club income	—	—	1,004,000	1,004,000
Interest and miscellaneous income	—	71,000	10,000	81,000
Operating expenses	(443,000)	(92,000)	(970,000)	(1,505,000)
Country Club expenses	—	—	(1,311,000)	(1,311,000)
Depreciation and amortization	—	—	(99,000)	(99,000)
Income from investment in unconsolidated affiliate	363,000	—	—	363,000
Interest expense	—	—	(2,000)	(2,000)
Net income (loss)	(80,000)	218,000	(883,000)	(745,000)

	(Unaudited)
	Six Months Ended June 30, 2006
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$521,000	$3,961,000	$4,482,000
Cost of sales	—	(246,000)	(3,132,000)	(3,378,000)
Country Club income	—	—	974,000	974,000
Interest and miscellaneous income	—	63,000	17,000	80,000
Operating expenses	(296,000)	(215,000)	(1,220,000)	(1,731,000)
Country Club expenses	—	—	(1,434,000)	(1,434,000)
Depreciation and amortization	—	—	(100,000)	(100,000)
Income from investment in unconsolidated affiliate	743,000	—	—	743,000
Interest expense	—	—	(3,000)	(3,000)
Net income (loss)	447,000	123,000	(937,000)	(367,000)

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations and line items for which there was a material change between the three and six months ending June 30, 2007 and 2006.

Revenues

Revenue from lot sales decreased to $1,152,000 in the three months ended June 30, 2007, from $2,101,000 in the comparable period in 2006. The decrease of $949,000, or 45%, was the result of our selling 5 lots in the three months ended June 30, 2007, as compared to 8 lots in the same period in 2006. There was also a decrease in the average sales price to $229,000 in the three months ended June 30, 2007 from $255,000, due to the sale of fewer large lots at NTS/VA.

Revenue from lot sales decreased to $1,765,000 in the six months ended June 30, 2007, from $4,482,000 in the comparable period in 2006. The decrease of $2,717,000, or 61%, was the result of our selling 8 lots in the six months ended June 30, 2007, as compared to 22 lots in the same period in 2006. There was an increase in the average sales price to $219,000 in the six months ended June 30, 2007 from $206,000, due to an increase in lot price at NTS/LFII and the sale of a large lot at NTS/VA.

Based on this downward trend in our sales, it appears demand for our lots has fallen off significantly. There can be no assurance that demand for our lots will return to the levels of recent years anytime soon.

Cost of Sales

Cost of sales decreased to $787,000 in the three months ended June 30, 2007, from $1,638,000 in the comparable period in 2006. The decrease of $851,000, or 52%, was due to the decrease in sales in 2007 compared to 2006 and the decrease in the cost of sales percentage for NTS/LFII and NTS/VA in 2007 compared to 2006.

Cost of sales decreased to $1,041,000 in the six months ended June 30, 2007, from $3,378,000 in the comparable period in 2006. The decrease of $2,337,000, or 69%, was due to the decrease in sales in 2007 compared to 2006 and the decrease in the cost of sales percentage for NTS/LFII and NTS/VA in 2007 compared to 2006.

Presented below are the gross profit margins for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NTS/LFII	100%	N/A	100%	53%
NTS/VA	31%	21%	32%	21%

Combined gross profit margins	32%	21%	41%	25%

There was an increase in gross margin percentages at NTS/VA for the six months ended June 30, 2007 as compared with the comparable period in 2006. Typically, changes to gross margin percentages at NTS/VA are due to revised estimates of the ultimate sales values, development costs and absorption periods. As a result of the inherent economic volatility of residential real estate, we cannot be certain that the current estimated gross profit percentages will remain constant in the future.

NTS/LFII’s increase in profit margin in 2007 is a result of identifying the final costs for this development. All identified lots have been developed. We have one homesite and a 14-acre tract of ground remaining to be sold. We do not expect to incur significant additional development costs.

We periodically review the value of land and inventories and determine whether any impairment charges are needed to reflect declines in value. We did not record any impairment charges during the periods ended June 30, 2007 and 2006. The estimated net realizable value of real estate inventories represents our best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions. Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

The income and expenses of the Fawn Lake Country Club have been included in our statements of operations. It is our intention to sell the Fawn Lake Country Club as a single asset.

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three and six months ended June 30, 2007 and 2006:

	(Unaudited)
	Three Months Ended June 30,
	2007	2006
Condensed Statements of Operations
Revenues:
Operating revenues	$592,000	$588,000

Total revenues	592,000	588,000

Expenses:
Cost of goods sold	113,000	121,000
Selling, general and administrative expenses reimbursed to affiliates	421,000	489,000
Selling, general and administrative expenses	194,000	228,000
Depreciation	29,000	31,000

Total expenses	757,000	869,000

Net loss	$(165,000)	$(281,000)

	(Unaudited)
	Six Months Ended June 30,
	2007	2006
Condensed Statements of Operations
Revenues:
Operating revenues	$1,004,000	$974,000

Total revenues	1,004,000	974,000

Expenses:
Cost of goods sold	172,000	190,000
Selling, general and administrative expenses reimbursed to affiliates	780,000	838,000
Selling, general and administrative expenses	361,000	409,000
Depreciation	58,000	56,000

Total expenses	1,371,000	1,493,000

Net loss	$(367,000)	$(519,000)

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

Selling, general and administrative expenses include directors’ fees, legal, outside accounting, other investor-related expenses and repairs and maintenance costs. Selling, general and administrative expenses also include those costs incurred for marketing related activities. All marketing costs are expensed as incurred.

Selling, general and administrative-affiliated expenses were approximately $346,000 and $452,000, respectively for the three months ended June 30, 2007, and 2006. The decrease of $106,000, or 23%, was primarily the result of a decrease of approximately $91,000 in sales salaries due to fewer lot sales at both NTS/VA and NTS/LFII and a decrease of approximately $39,000 in overhead recovery fees on cash receipts. The decrease in the overhead recovery fees is a direct result of the cash receipts from the decreased dollar amount of lot sales in the three months ended June 30, 2007, as compared to the same period in 2006. The decrease is offset by an increase of approximately $16,000 at NTS/VA due to rent payments to Fawn Lake Sales Center for the three months ended June 30, 2007, as compared to the same period in 2006.

Selling, general and administrative-affiliated expenses were approximately $642,000 and $879,000, respectively, for the six months ended June 30, 2007, and 2006. The decrease of $237,000, or 27%, was primarily the result of a decrease in sales salaries of approximately $124,000 and a decrease of approximately $35,000 in commissions due to fewer lot sales at both NTS/VA and NTS/LFII, and a decrease in overhead recovery fees on cash receipts of approximately $106,000. The decrease in the overhead recovery fees in the six months ended June 30, 2007 is a direct result of the cash receipts from the decreased dollar amount of lot sales, as compared to the same period in 2006. The decrease is offset by an increase of approximately $22,000 at NTS/VA due to rent payments to Fawn Lake Sales Center for the six months ended June 30, 2007, as compared to the same period in 2006.

Selling, general and administrative expenses were approximately $476,000 and $361,000, respectively, for the three months ended June 30, 2007, and 2006. The increase of $115,000, or 32%, was primarily the result of an increase in legal and professional fees of approximately $51,000, advertising and marketing expense of approximately $40,000 at NTS/VA, administrative fees of approximately $23,000, and landscaping expense of approximately $16,000 at NTS/VA. The increase is offset by a decrease in utilities of approximately $8,000 at NTS/LFII and real estate taxes of approximately $4,000 at NTS/VA for the three months ended June 30, 2007, as compared to the same period in 2006.

Selling, general and administrative expenses were approximately $826,000 and $765,000, respectively for the six months ended June 30, 2007, and 2006. The increase of $61,000, or 8%, was primarily the result of an increase in legal and professional fees of approximately $79,000 and an increase in landscaping expense of approximately $16,000 at NTS/VA. The increase is partially offset by a decrease in advertising and marketing of approximately $26,000 at NTS/VA and a decrease in real estate tax of approximately $5,000 at NTS/VA for the six months ended June 30, 2007, as compared to the same period in 2006.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries borrowings as well as in the capitalization percentage. For the six months ended June 30, 2007 and 2006, approximately $112,000 and $14,000, respectively, was capitalized in inventory. The increase in total interest is primarily due to the increase in outstanding balances of loans.

Liquidity and Capital Resources

The primary sources of our liquidity are the ability of our subsidiaries (NTS/LFII and NTS/VA) and us to continue to defer payment of amounts owed to NTS Development Company and NTS Management, to draw upon our mortgage loan and the net proceeds retained from sales of residential lots and homes owned by our subsidiaries and the Joint Venture.

Under the terms of our mortgage loan, we may draw up to $4,700,000 for certain development costs in accordance with the provisions of the loan agreement. The available balance is not immediately drawable except for the items included in the loan agreement. As of June 30, 2007, the loan balance was $4,005,000. Failure to generate sufficient proceeds from lot sales or the lack of further availability under the development loan may have a material adverse effect on our liquidity and capital resources.

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

The following table summarizes our approximate sources/uses of cash flow for the six months ended June 30, 2007 and 2006:

	(Unaudited)
	Six Months Ended June 30,
	2007	2006
Operating activities	$(2,254,000)	$(2,374,000)
Investing activities	(142,000)	973,000
Financing activities	2,357,000	822,000

Net decrease in cash and equivalents	$(39,000)	$(579,000)

Cash Flow from Operating Activities

Cash used in operating activities was approximately $2,254,000 for the six months ended June 30, 2007. The primary components of the cash used in operating activities were a decrease in accounts payable of approximately $845,000, a net loss of approximately $745,000, an increase in inventory of approximately $598,000, and income on investment in unconsolidated affiliate of approximately $363,000, which were partially offset by a decrease in notes receivable of approximately $241,000 and depreciation of approximately $99,000.

Cash used in operating activities was approximately $2,374,000 for the six months ended June 30, 2006. The primary components of the cash used in operating activities were an increase in inventory of approximately $1,581,000, and a net loss of approximately $367,000, which were partially offset by an increase in other liabilities of $180,000.

Cash Flow from Investing Activities

Cash used in investing activities was approximately $142,000 for the six months ended June 30, 2007. The components of the use of cash for investing activities were capital additions at Fawn Lake Country Club of approximately $23,000 for furniture and approximately $507,000 for a golf cart storage building, and approximately $12,000 for furniture at Fawn Lake Development, which was partially offset by cash distributions from unconsolidated affiliate of $400,000.

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

Cash Flow from Financing Activities

Cash provided by financing activities was approximately $2,357,000 for the six months ended June 30, 2007. The primary component of the cash provided by financing activities were proceeds from mortgages and notes payable of approximately $3,005,000, which was partially offset by $264,000 of payments on various operating loans and an increase in payments to affiliates of approximately $383,000 which were owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements.

Cash provided by financing activities was approximately $822,000 for the six months ended June 30, 2006. The primary component of the cash provided by financing activities was proceeds from notes payable of approximately $500,000 which was partially offset by $46,000 of payments on various operating loans and accounts payable to affiliates of approximately $368,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements.

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

In the next twelve months, we expect to require approximately $5,639,000 of cash for development costs at NTS/VA. We expect future lot sales and borrowings secured by our properties to be the source of this cash. The projected development costs assume demand for lots will recover significantly from the low levels we are currently experiencing and that weather patterns are near normal for the following twelve months. If demand for our lots does not increase, we may not need as much cash for development costs.

During the six months ended June 30, 2007, Orlando Lake Forest Inc., the managing general partner of the Orlando Lake Forest Joint Venture, authorized payment of an aggregate of $800,000 in distributions to the partners of the Joint Venture. We own a 50% interest in the Joint Venture and received $400,000 of the distribution proceeds.

On March 5, 2007, Orlando Lake Forest Joint Venture entered into an agreement with an unrelated third party to sell a parcel of land totaling approximately 11 acres for an aggregate of $5,350,000. The transaction was expected to close within 150 days of the sale agreement. We own a 50% interest in the Joint Venture and anticipated receiving our proportionate share of the net sale proceeds.

On June 26, 2007, Orlando Lake Forest Joint Venture received notice of contract termination from the unrelated third party for the sale of 11 acres.

Litigation

On June 4, 2007 the Orlando Lake Forest Joint Venture (“the Joint Venture”) received notice from the Lake Forest Master Community Association, Inc. (“the Association”) of alleged construction defects in bridges, roadways, retaining walls, storm drains and other constructed facilities turned over to the Association in September of 2005. On June 28, 2007 a second notice of claim was received by the Joint Venture from the Association alleging additional defects in the underdrain systems also turned over to the Association. The estimated value placed on the defects by the Association is approximately $4,500,000. The Joint Venture responded to the claim in accordance with Florida Statute Sec 558 and is presently performing investigations to determine if any of these alleged defects exist. The investigations are expected to be complete during September, 2007 and the Joint Venture will respond to the Association consistent with the procedures outlined in the aforementioned statute. On August 3, 2007, the Joint Venture was served with a lawsuit in Seminole County, Florida, by the Association naming Orlando Lake Forest Joint Venture, Orlando Lake Forest Inc., NTS Mortgage Income Fund, OLF II Corporation and Orlando Capital Corporation as defendants. The lawsuit alleges that bridges, roadways, retaining walls, storm drains and other constructed facilities were constructed with defects and deficiencies. The Joint Venture is not aware of any defects that presently require the accrual of a loss contingency and plans to vigorously defend itself against this claim and the associated lawsuit.

Dissolution and Liquidation

We are a finite life entity. Our organizational documents require us to commence an orderly liquidation by December 31, 2008. Delaware law, our state of incorporation, provides us with a three-year period after dissolution, unless extended, to wind up our affairs and issue final distributions to stockholders. We anticipate initiating our liquidation by December 31, 2008. The Fund’s Board of Directors has begun the process of evaluating and implementing an appropriate plan of liquidation in order to maximize stockholder value.

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time we complete our liquidation, the total distributions we have made to stockholders from all sources during our existence will be at least equal to the original capital contributions attributable to our then outstanding shares. As of June 30, 2007, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

In connection with our ongoing review of the status of our properties and progress to liquidation, we have estimated the approximate total distributions which we anticipate making to our stockholders through liquidation. As final liquidating distributions are not likely for several years, these estimates may change significantly prior to final liquidation.

The final liquidating distributions will be made after payment of all of our debts and obligations, including approximately $4,556,000 currently deferred and owed to affiliates of the Sponsor by us. Based upon our most recent analysis referred to above, we currently do not anticipate that the ultimate proceeds from future asset sales and final liquidation plus the distributions we have made to date will be sufficient to return to stockholders an amount equal to original capital contributions attributable to then outstanding shares. Thus, we anticipate the guaranty to be called upon in order to return original capital contributions attributable to the then outstanding shares.

Any liability of the Guarantor under the guaranty is expressly limited to its assets. The Guarantor holds a $10 million demand note receivable from Mr. J.D. Nichols, Chairman of the Board of Directors of the Sponsor. There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty. The Guarantor may in the future guarantee obligations of other third parties, including guaranties of obligations owed by our affiliates to other entities. Based on our most recent analysis referred to above and the $10 million to be provided for by the Guarantor, the remaining amount projected to be distributed to stockholders appears to be sufficient to meet the return of capital guaranty to stockholders. The amount available for distribution to our stockholders, however, cannot be estimated with any certainty given that final distributions are not likely for several years. This estimate may change significantly prior to dissolution. In addition, conditions may arise negatively impacting our ability to complete a timely and orderly liquidation. This could result in reduced earnings and the amount of final liquidating distributions to stockholders.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. Our debt instruments bear interest at both variable and fixed rates as discussed in Note 11 of our financial statements. For the six months ended June 30, 2007, a hypothetical 100 basis point increase in interest rates would result in an approximate $13,000 increase in interest expense. During the six months ended June 30, 2007, the majority of interest expense incurred was capitalized in inventory.

Item 4—Controls and Procedures

Our President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007. There were no changes in our internal control over financial reporting identified in connection with their evaluation that occurred during the quarter ended June 30, 2007 that materially affected or are reasonable likely to materially affect the internal control over financial reporting.

Item 4T—Controls and Procedures

There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2007.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

On August 3, 2007, the Joint Venture was served with a lawsuit in the circuit court of the eighteenth judicial circuit in and for Seminole County, Florida, by the Lake Forest Master Community Association naming Orlando Lake Forest Joint Venture, Orlando Lake Forest Inc., NTS Mortgage Income Fund, OLF II Corporation and Orlando Capital Corporation as defendants. The lawsuit alleges that bridges, roadways, retaining walls, storm drains and other constructed facilities were constructed with defects and deficiencies. The Lake Forest Master Community Association is seeking damages of approximately $4,500,000 for the alleged defects. The Joint Venture is presently performing investigations to determine if any of these alleged defects exist. The Joint Venture is not aware of any defects that presently require the accrual of a loss contingency and plans to vigorously defend itself against this claim.

Item 1A—Risk Factors

There have not been material changes to our Risk Factors as disclosed in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2007.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 2007	0	$0	—	N/A

May 2007	0	$0	—	N/A

June 2007	3,073.7115	$5.50	—	N/A

Total	3,073.7115	$5.50	—	N/A

(1)             Our shares were purchased by Bluegreen Investors, LLC, one of our affiliates. The shares were purchased from time to time on the secondary market or through private transactions.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

None.

Item 6—Exhibits

Exhibit No.
3.01	Restated Certificate of Incorporation	(1)

3.02	By-Laws	(1)

10.01	Material contracts—the agreements whereby the Registrant acquired all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA, and the Property Management Agreements between the Registrant and NTS Management	(2)

10.02	Form of Guaranty Agreement	(1)

10.03	Form of Advisory Agreement	(1)

Exhibit No.
14.01	Code of Ethics	(3)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(4)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(4)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)

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

NTS MORTGAGE INCOME FUND

By:	/s/ Brian F. Lavin
Brian F. Lavin
	Its:	President
	Date:	August 9, 2007

By:	/s/ Gregory A. Wells
Gregory A. Wells
	Its:	Chief Financial Officer
	Date:	August 9, 2007