Form 10-Q
period 2007-09-30
NTS MORTGAGE INCOME FUND
filed 2007-11-09
CIK 841942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-18550

NTS MORTGAGE INCOME FUND

(Exact name of registrant as specified in its charter)

Delaware	61-1146077
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

10172 Linn Station Road
Louisville, Kentucky	40223
(Address of principal executive offices)	(Zip Code)

(502) 426-4800

(Registrant’s telephone number, including area code)

Not applicable

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

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 31, 2007, the registrant had approximately 3,187,000 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS MORTGAGE INCOME FUND

Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006

	(Unaudited)
	September 30, 2007	December 31, 2006
ASSETS:
Cash and equivalents	$916,467	$821,248
Membership initiation fees and other accounts receivable, net of allowance of approximately $126,000 and $182,000, respectively	428,201	406,007
Notes receivable	—	421,414
Inventory	23,729,320	23,111,632
Property and equipment, net of accumulated depreciation of approximately $1,639,000 and $1,720,000, respectively	4,076,613	3,379,800
Investment in unconsolidated affiliate	426,573	562,192
Other assets	154,282	257,963

Total assets	$29,731,456	$28,960,256

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and accrued expenses	$1,052,707	$2,227,848
Accounts payable and accrued expenses due to affiliates	5,250,817	4,938,543
Mortgage and notes payable	4,543,441	1,314,296
Other liabilities	417,130	497,531

Total liabilities	11,264,095	8,978,218

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 6,000,000 shares authorized	3,187	3,187
Additional paid-in-capital	54,163,354	54,163,354
Accumulated deficit	(35,699,180)	(34,184,503)

Total stockholders’ equity	18,467,361	19,982,038

Total liabilities and stockholders’ equity	$29,731,456	$28,960,256

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE:
Lot sales, net of discounts	$753,320	$2,405,137	$2,518,553	$6,886,822
Cost of sales	(380,349)	(1,858,590)	(1,421,657)	(5,236,999)

Gross profit	372,971	546,547	1,096,896	1,649,823

Country Club revenue	571,436	574,956	1,575,831	1,548,365

Total revenues	944,407	1,121,503	2,672,727	3,198,188

EXPENSES:
Selling, general and administrative - affiliates	327,032	356,535	969,175	1,236,054
Selling, general and administrative	512,018	344,968	1,338,545	1,110,170
Interest expense	819	1,430	2,923	4,351
Other taxes and licenses	17,246	28,242	53,304	113,471
Depreciation and amortization	49,656	53,437	148,873	153,985
Country Club operations	740,032	828,575	2,051,389	2,262,170

Total operating expenses	1,646,803	1,613,187	4,564,209	4,880,201

Loss before other income and income taxes	(702,396)	(491,684)	(1,891,482)	(1,682,013)
Other income and expenses	31,177	14,644	112,424	94,734
(Loss) Income from investment in unconsolidated affiliate	(98,659)	148,490	264,381	891,984

Loss before income taxes	(769,878)	(328,550)	(1,514,677)	(695,295)

Income taxes	—	—	—	—

NET LOSS	$(769,878)	$(328,550)	$(1,514,677)	$(695,295)

NET LOSS PER SHARE OF COMMON STOCK	$(0.24)	$(0.10)	$(0.48)	$(0.22)

Weighted average number of shares	3,187,328	3,187,328	3,187,328	3,187,328

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,514,677)	$(695,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	148,873	153,985
Income from investment in unconsolidated affiliate	(264,381)	(891,984)

Changes in assets and liabilities:
Membership initiation fees and other accounts receivable	(22,194)	(51,095)
Notes receivable	421,414	38,332
Inventory	(609,876)	(2,972,855)
Accounts payable and accrued expenses	(1,175,141)	1,282,921
Other liabilities	(80,401)	124,145
Other assets	95,869	177,882

Net cash used in operating activities	(3,000,514)	(2,833,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(845,686)	(423,833)
Cash distributions from unconsolidated affiliate	400,000	1,650,000

Net cash (used in) provided by investing activities	(445,686)	1,226,167

CASH FLOWS FROM FINANCING ACTIVITIES:
Accounts payable and accrued expenses due to affiliates	312,274	197,546
Proceeds from mortgages and notes payable	3,505,000	500,000
Payments on mortgages and notes payable	(275,855)	(60,039)

Net cash provided by financing activities	3,541,419	637,507

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	95,219	(970,290)

CASH AND EQUIVALENTS, beginning of period	821,248	2,463,134

CASH AND EQUIVALENTS, end of period	$916,467	$1,492,844

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS Mortgage Income Fund’s (the “Fund” or “MIF”) 2006 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2007.  In our opinion all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and nine months ended September 30, 2007 and 2006.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q the terms “we,” “us”, or “our,” as the context requires, may refer to the Fund or its interests in its properties and joint venture.

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

Certain reclassifications have been made to the 2006 financial statements to conform to the presentation for 2007.  These reclassifications had no effect on previously reported operating results.

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

Inventory consists of approximately the following:

	(Unaudited)
	September 30, 2007	December 31, 2006
Land held for future development, under development and completed lots	$17,254,000	$16,974,000
Amenities	6,475,000	6,138,000

	$23,729,000	$23,112,000

	(Unaudited)
	Nine Months Ended	Year Ended
Items capitalized to inventory	September 30, 2007	December 31, 2006

Capitalized interest	$207,000	$37,000

Capitalized property taxes	$230,000	$300,000

The amenities for NTS/LFII and NTS/VA include all common areas, entrance walls, lakes and dams, a maintenance facility, clubhouses, golf courses, swimming pools, tennis courts, sports fields and parks.

The inventory balance for NTS/LFII was insignificant as of September 30, 2007 and December 31, 2006.

Note 8 — Property and Equipment

The following schedule provides an analysis of our approximate investment in property and equipment:

	(Unaudited)
	September 30, 2007	December 31, 2006
Land and buildings	$3,326,000	$3,326,000
Equipment	2,390,000	1,774,000
	5,716,000	5,100,000

Less accumulated depreciation	1,639,000	1,720,000

	$4,077,000	$3,380,000

During the period ended September 30, 2007, we retired approximately $230,000 of fully depreciated property and equipment associated with moving the NTS/VA Sales Center operations into a new building.

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

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land.  Our development activities at this location are substantially complete.  As of September 30, 2007, the Joint Venture has 5 single-family home sites left to sell and an 11-acre tract of commercial land.

The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement.  As of September 30, 2007 and December 31, 2006, our percentage interest was 50%, and our investment balance in the Joint Venture was approximately $427,000 and $562,000, respectively.  Our share of the Joint Venture’s net (loss) income, for the three and nine months ended September 30, 2007 was approximately $(99,000) and $264,000, respectively.  Our share of the Joint Venture’s net income for the three and nine months ended September 30, 2006 was approximately $148,000 and $892,000, respectively.

Presented below are approximate condensed balance sheets for the Joint Venture as of September 30, 2007 and December 31, 2006, and approximate statements of operations for the three and nine months ended September 30, 2007 and 2006:

	(Unaudited)
	September 30, 2007	December 31, 2006
Condensed Balance Sheets
Inventory	$534,000	$956,000
Other, net	476,000	317,000

Total assets	$1,010,000	$1,273,000

Liabilities	$157,000	$149,000
Equity	853,000	1,124,000

Total liabilities and equity	$1,010,000	$1,273,000

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Condensed Statements of Operations
Lot sales, net of discounts	$—	$588,000	$1,476,000	$3,243,000
Cost of sales	—	(216,000)	(554,000)	(1,190,000)
Other expenses, net	(197,000)	(75,000)	(393,000)	(269,000)

Net (loss) income	$(197,000)	$297,000	$529,000	$1,784,000

During the nine months ended September 30, 2007, Orlando Lake Forest Inc., the managing general partner of the Orlando Lake Forest Joint Venture, authorized payment of an aggregate of $800,000 in distributions to the partners of the Joint Venture.  We own a 50% interest in the Joint Venture and received $400,000 of the distribution proceeds.

Note 11 — Mortgage and Notes Payable

Mortgage and notes payable consist of the following:

	(Unaudited)
	September 30, 2007	December 31, 2006
Warehouse line of credit due to an affiliate, bearing interest at Prime Rate + .75% secured by notes receivable, principal payment consist of payments received from notes receivable securing the obligations, with no stated maturity date	$—	$242,567

Mortgage loan payable to a bank in the amount of $7,500,000, bearing interest at the Prime Rate, with a revolving principal balance and interest payable monthly, due May 1, 2008, secured by approximately 500 acres of undeveloped land at NTS/VA	4,505,000	1,000,000

Other	38,441	71,729

	$4,543,441	$1,314,296

The Prime Rate was 7.75% and 8.25% on September 30, 2007 and December 31, 2006, respectively.

Our mortgage loan is secured by approximately 500 acres of undeveloped land at the NTS/VA project.  All previous security and collateral pledges were released.  Paydowns from lot sales are no longer required.  The loan is a revolver, with $300,000 of the credit commitment set aside as an interest reserve.  The maximum amount outstanding at any time cannot be greater than $4,700,000.  We intend to seek an extension of the loan’s maturity date or re-finance the loan prior to its expiration.

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

Note 13 — Related Party Transactions

On February 17, 2006, NTS/VA entered into an agreement to sell to a related party, Cedar Creek Virginia, LLC, lots 808 though 825, inclusive in Section 27 of the Fawn Lake Development.  The purchase price per lot was $126,150, for an aggregate purchase price of $2,270,700.  The lot price in the agreement was determined by averaging the sales price of similarly situated lots within the NTS/VA Fawn Lake Development.  The Board of Directors of the Fund unanimously adopted a resolution approving the sale of these lots to the related party.  The initial closing occurred on March 29, 2006, where lots 808, 809, 810, 811, 822, 823, 824 and 825 were purchased for an aggregate purchase price of $1,009,200.  The purchaser has 18 months from the initial closing to purchase the remaining lots.  In accordance with SFAS No. 66 “Accounting for Sales of Real Estate,” we have accounted for the initial closing transaction using the deposit method.  During 2006, 5 lots were purchased by Cedar Creek Virginia, LLC for an aggregate of $630,750.  On August 8, 2007 the Board of Directors of the Fund unanimously approved an amendment to the Purchase Agreement.  The Amendment provides for an extension requiring Cedar Creek Virginia, LLC to purchase the remaining ten lots as follows:  three lots by May 23, 2008, three lots by August 23, 2008 and four lots by December 23, 2008.  At September 30, 2007, $37,845, of the original $100,920 deposit received at the initial closing remained as deferred revenues.

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

On May 4, 2006, NTS/VA sold to a related party, Fawn Lake Sales Center, LLC, 0.57 acres of land for $125,000.  Fawn Lake Sales Center, LLC is a joint venture engaged in the construction and ownership of a sales office building located in the Fawn Lake Development.  Our Chairman, Mr. J.D. Nichols, our President, Mr. Brian F. Lavin, and the Senior Vice President of NTS/VA, Mr. Ralph DeRosa, are members of Fawn Lake Sales Center, LLC.  We are not a member of Fawn Lake Sales Center, LLC.  In March 2007, NTS/VA moved its sales operations into this building and began paying rent to Fawn Lake Sales Center, LLC.  The rent paid by NTS/VA totals $6,500 per month and was included in our Statement of Operations as selling, general and administrative — affiliates.

As of September 30, 2007, the Sponsor or its affiliates owned approximately 674,000 of our shares, which is approximately 21% of our outstanding shares.  We entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA.  These reimbursements include management, accounting, professional, engineering and development, marketing and office personnel employment costs incurred by NTS Management and/or certain of its affiliates as well as various non-payroll related operating expenses.  Employment costs are for those individuals rendering services at the residential projects, some of whom are full-time and on-site, and others who are not on site or have multiple residential project responsibilities.  For services provided by individuals not on site, or with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project, in accordance with the Management Agreements.  As permitted by the Management Agreements, we were charged the following amounts for the three and nine months ended September 30, 2007 and 2006.  These amounts are reflected in selling, general and administrative - affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements.

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Personnel Related Costs
Financing and accounting	$77,000	$83,000	$253,000	$255,000
Data processing	3,000	3,000	9,000	9,000
Human resources	17,000	18,000	54,000	57,000
Executive and administrative services	43,000	47,000	130,000	146,000
Construction management	26,000	4,000	64,000	10,000
Sales and marketing	93,000	88,000	259,000	422,000
Legal	14,000	16,000	44,000	54,000

Total personnel related costs	273,000	259,000	813,000	953,000

Rent	21,000	3,000	50,000	10,000

Total expense reimbursements	$294,000	$262,000	$863,000	$963,000

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements.  Overhead recovery for the three and nine months ended September 30, 2007 was approximately $33,000 and $106,000, respectively.  Overhead recovery for the three and nine months ended September 30, 2006 was approximately $95,000 and $273,000, respectively.  These amounts are classified with selling, general and administrative-affiliates in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $1,149,000 and $1,209,000 accrued to NTS Management or an affiliate during the nine months ended September 30, 2007 and 2006, respectively, for Fawn Lake Country Club.  Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses.  In addition, there were overhead recovery fees of approximately $58,000 and $57,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club for each of the nine months ended September 30, 2007 and 2006.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects.  The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to our then existing stockholders an amount which, after adding thereto all other payments actually remitted or distributed to such stockholders of the Fund, is at least equal to the stockholders’ original capital contribution.  As of September 30, 2007, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000.  As of September 30, 2007, no amount had been accrued as an incentive payment in our consolidated financial statements.

Accounts Payable and Accrued Expenses Due to Affiliates

As of September 30, 2007, we owed approximately $5,251,000 to NTS Development and Residential Management Company for salary and overhead reimbursements included in accounts payable and accrued expenses due to affiliates.

NTS Development and NTS Management have agreed to defer, until March 31, 2008, amounts owed to them by us as of December 31, 2006 and those amounts accruing from January 1, 2007 through March 31, 2008, other than as permitted by our cash flows.  There can be no assurances that NTS Development and NTS Management will continue to defer amounts due them past March 31, 2008.

Note 14 — Country Club Accounting

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three and nine months ended September 30, 2007 and 2006:

	(Unaudited)
	Three Months Ended September 30,
	2007	2006
Condensed Statements of Operations
Revenues:
Operating revenues	$571,000	$575,000

Total revenues	571,000	575,000

Expenses:
Cost of goods sold	97,000	142,000
Selling, general and administrative expenses reimbursed to affiliates	427,000	428,000
Selling, general and administrative expenses	216,000	260,000
Depreciation	31,000	32,000

Total expenses	771,000	862,000

Net loss	$(200,000)	$(287,000)

	(Unaudited)
	Nine Months Ended September 30,
	2007	2006
Condensed Statements of Operations
Revenues:
Operating revenues	$1,576,000	$1,548,000

Total revenues	1,576,000	1,548,000

Expenses:
Cost of goods sold	269,000	331,000
Selling, general and administrative expenses reimbursed to affiliates	1,207,000	1,266,000
Selling, general and administrative expenses	575,000	669,000
Depreciation	91,000	89,000

Total expenses	2,142,000	2,355,000

Net loss	$(566,000)	$(807,000)

Note 15 — Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns in accordance with FAS 109 “Accounting for Income Taxes”.  Effective January 1, 2007, the Fund has adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109 Accounting for Income Taxes” (FIN 48).  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Fund has taken or expects to take in its income tax returns.  The adoption of FIN 48 had no impact on the Fund’s results of operations, cash flows or financial position.  Under this method, deferred tax assets and liabilities are determined based on the difference between the Fund’s book and tax bases of assets and liabilities and tax carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse.  The principal tax carry forwards and temporary differences giving rise to our deferred taxes consist of tax net operating loss carry forwards, valuation allowances and differences in inventory basis for book and tax.  While there are no income tax examinations currently in process, tax years 2003 through 2006 remain subject to examination by federal and state taxing authorities.

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board.  We have determined, based on our history of operating losses and our expectations for the future, that it is more likely than not that the net deferred tax assets on September 30, 2007 and December 31, 2006, will not be realized and have provided a valuation allowance for the net deferred tax assets.  No income taxes were provided for the periods presented due to our current period loss, our net operating loss carry forwards and unrealized temporary book-tax differences which are offset by a full valuation allowance.  As of December 31, 2006 we had a federal net operating loss carry forward of approximately $27,008,000 expiring during various years beginning in 2018 and ending in 2026.  We also have approximately $2,500,000 of inventory in excess of our book balance for tax purposes, which is considered a temporary difference.

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

NTS/LFII and NTS/VA have various certificates of deposit, bonds and letters of credits outstanding to governmental agencies and utility companies.  NTS/VA had outstanding letters of credit totaling approximately $50,000 at September 30, 2007.  The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

On June 4, 2007 the Joint Venture received notice from the Lake Forest Master Community Association, Inc. (“the Association”) of alleged construction defects in bridges, roadways, retaining walls, storm drains and other constructed facilities turned over to the Association in September of 2005.  On June 28, 2007 a second notice of claim was received by the Joint Venture from the Association alleging additional defects in the underdrain systems also turned over to the Association.  The estimated value placed on the defects by the Association is approximately $4,500,000.  The Joint Venture responded to the claim in accordance with Florida Statute Sec 558 and is presently performing investigations to determine if any of these alleged defects exist.  The Joint Venture will respond to the Association consistent with the procedures outlined in the aforementioned statute.  On August 3, 2007, the Joint Venture was served with a lawsuit in Seminole County, Florida, by the Association naming Orlando Lake Forest Joint Venture, Orlando Lake Forest Inc., NTS Mortgage Income Fund, OLF II Corporation and Orlando Capital Corporation as defendants.  The lawsuit alleges that bridges, roadways, retaining walls, storm drains and other constructed facilities were constructed with defects and deficiencies.  A Motion to Dismiss as well as other defensive motions directed to the failure of the Plaintiff to satisfy certain statutory conditions precedent were filed September 21, 2007, and hearings are set for mid-December, 2007.  No trial date has been set, and the case is at the early stages.  It is not otherwise possible to predict the outcome of this litigation at this time.  The Joint Venture is not aware of any defects that presently require the accrual of a loss contingency and plans to vigorously defend itself against this claim and the associated lawsuit.

Other than the matter mentioned above, we do not believe there is any litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance and none of which is expected to have a material adverse effect on our consolidated financial statements.  We believe we have adequate insurance.

Note 17 — Guaranties to the Fund

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are dissolved and liquidated, the total distributions we have made to stockholders from all sources during our existence are at least equal to the original capital contributions attributable to our then outstanding shares.  The original capital contributions attributable to our outstanding shares were $63,690,000.  As of September 30, 2007 we had paid distributions of approximately $23,141,000.

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

Results of Operations

The following tables include our selected summarized operating data for the three and nine months ended September 30, 2007 and 2006.  This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business.  This data should be read in conjunction with our consolidated financial statements, including the notes thereto, in Part I, Item 1 of this report.

	(Unaudited)
	Three Months Ended September 30, 2007
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$195,000	$558,000	$753,000
Cost of sales	—	—	(380,000)	(380,000)
Country Club income	—	—	571,000	571,000
Interest and miscellaneous income	—	26,000	5,000	31,000
Operating expenses	(177,000)	(58,000)	(620,000)	(855,000)
Country Club expenses	—	—	(740,000)	(740,000)
Depreciation and amortization	—	—	(50,000)	(50,000)
Loss from investment in unconsolidated affiliate	(99,000)	—	—	(99,000)
Interest expense	—	—	(1,000)	(1,000)
Net (loss) income	(276,000)	163,000	(657,000)	(770,000)

	(Unaudited)
	Three Months Ended September 30, 2006
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$184,000	$2,221,000	$2,405,000
Cost of sales	—	(100,000)	(1,759,000)	(1,859,000)
Country Club income	—	—	575,000	575,000
Interest and miscellaneous income	—	9,000	5,000	14,000
Operating expenses	(143,000)	(56,000)	(530,000)	(729,000)
Country Club expenses	—	—	(829,000)	(829,000)
Depreciation and amortization	—	—	(53,000)	(53,000)
Income from investment in unconsolidated affiliate	148,000	—	—	148,000
Interest expense	—	—	(1,000)	(1,000)
Net income (loss)	5,000	37,000	(371,000)	(329,000)

	(Unaudited)
	Nine Months Ended September 30, 2007
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$434,000	$2,085,000	$2,519,000
Cost of sales	—	—	(1,422,000)	(1,422,000)
Country Club income	—	—	1,576,000	1,576,000
Interest and miscellaneous income	—	97,000	15,000	112,000
Operating expenses	(620,000)	(149,000)	(1,592,000)	(2,361,000)
Country Club expenses	—	—	(2,051,000)	(2,051,000)
Depreciation and amortization	—	—	(149,000)	(149,000)
Income from investment in unconsolidated affiliate	264,000	—	—	264,000
Interest expense	—	—	(3,000)	(3,000)
Net (loss) income	(356,000)	382,000	(1,541,000)	(1,515,000)

	(Unaudited)
	Nine Months Ended September 30, 2006
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$705,000	$6,182,000	$6,887,000
Cost of sales	—	(346,000)	(4,891,000)	(5,237,000)
Country Club income	—	—	1,548,000	1,548,000
Interest and miscellaneous income	—	73,000	22,000	95,000
Operating expenses	(440,000)	(271,000)	(1,749,000)	(2,460,000)
Country Club expenses	—	—	(2,262,000)	(2,262,000)
Depreciation and amortization	—	—	(154,000)	(154,000)
Income from investment in unconsolidated affiliate	892,000	—	—	892,000
Interest expense	—	—	(4,000)	(4,000)
Net income (loss)	452,000	161,000	(1,308,000)	(695,000)

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations and line items for which there was a material change between the three and nine months ending September 30, 2007 and 2006.

Revenues

Revenue from lot sales decreased to $753,000 in the three months ended September 30, 2007, from $2,405,000 in the comparable period in 2006.  The decrease of $1,652,000, or 69%, was the result of our selling 3 lots in the three months ended September 30, 2007, as compared to 12 lots in the same period in 2006.

Revenue from lot sales decreased to $2,519,000 in the nine months ended September 30, 2007, from $6,887,000 in the comparable period in 2006.  The decrease of $4,368,000, or 63%, was the result of our selling 11 lots in the nine months ended September 30, 2007, as compared to 34 lots in the same period in 2006.  There was an increase in the average sales price to $229,000 in the nine months ended September 30, 2007 from $203,000, due to an increase in lot price at NTS/LFII and the sale of a large lot at NTS/VA.

Based on this downward trend in our sales, it appears demand for our lots has fallen off significantly.  There can be no assurance that demand for our lots will return to the levels of recent years anytime soon.

Cost of Sales

Cost of sales decreased to $380,000 in the three months ended September 30, 2007, from $1,859,000 in the comparable period in 2006.  The decrease of $1,479,000, or 80%, was due to the decrease in sales in 2007 compared to 2006 and the decrease in the cost of sales percentage for NTS/LFII and NTS/VA in 2007 compared to 2006.

Cost of sales decreased to $1,422,000 in the nine months ended September 30, 2007, from $5,237,000 in the comparable period in 2006.  The decrease of $3,815,000, or 73%, was due to the decrease in sales in 2007 compared to 2006 and the decrease in the cost of sales percentage for NTS/LFII and NTS/VA in 2007 compared to 2006.

Presented below are the gross profit margins for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NTS/LFII	100%	46%	100%	51%
NTS/VA	32%	21%	32%	21%

Combined gross profit margins	50%	23%	44%	24%

There was an increase in gross margin percentages at NTS/VA for the nine months ended September 30, 2007 as compared with the comparable period in 2006.  Typically, changes to gross margin percentages at NTS/VA are due to revised estimates of the ultimate sales values, development costs and absorption periods.  As a result of the inherent economic volatility of residential real estate, we cannot be certain that the current estimated gross profit percentages will remain constant in the future.

NTS/LFII’s increase in profit margin in 2007 is a result of identifying the final costs for this development.  All identified lots have been developed.  We have one homesite and a 14-acre tract of ground remaining to be sold.  We do not expect to incur significant additional development costs.

We periodically review the value of land and inventories and determine whether any impairment charges are needed to reflect declines in value.  We did not record any impairment charges during the periods ended September 30, 2007 and 2006.  The estimated net realizable value of real estate inventories represents our best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions.  Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

The income and expenses of the Fawn Lake Country Club have been included in our statements of operations.  It is our intention to sell the Fawn Lake Country Club as a single asset.

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three and nine months ended September 30, 2007 and 2006:

	(Unaudited)
	Three Months Ended September 30,
	2007	2006
Condensed Statements of Operations
Revenues:
Operating revenues	$571,000	$575,000

Total revenues	571,000	575,000

Expenses:
Cost of goods sold	97,000	142,000
Selling, general and administrative expenses reimbursed to affiliates	427,000	428,000
Selling, general and administrative expenses	216,000	260,000
Depreciation	31,000	32,000

Total expenses	771,000	862,000

Net loss	$(200,000)	$(287,000)

	(Unaudited)
	Nine Months Ended September 30,
	2007	2006
Condensed Statements of Operations
Revenues:
Operating revenues	$1,576,000	$1,548,000

Total revenues	1,576,000	1,548,000

Expenses:
Cost of goods sold	269,000	331,000
Selling, general and administrative expenses reimbursed to affiliates	1,207,000	1,266,000
Selling, general and administrative expenses	575,000	669,000
Depreciation	91,000	89,000

Total expenses	2,142,000	2,355,000

Net loss	$(566,000)	$(807,000)

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

Selling, general and administrative-affiliated expenses were approximately $327,000 and $357,000, respectively, for the three months ended September 30, 2007, and 2006.  The decrease of $30,000, or 8%, was primarily the result of a decrease of approximately $62,000 in overhead recovery fees on cash receipts.  The decrease in the overhead recovery fees was a direct result of the cash receipts from the decreased dollar amount of lot sales in the three months ended September 30, 2007, as compared to the same period in 2006.  The decrease was offset by an increase of approximately $17,000 at NTS/VA due to rent payments to Fawn Lake Sales Center for the three months ended September 30, 2007, as compared to the same period in 2006.

Selling, general and administrative-affiliated expenses were approximately $969,000 and $1,236,000, respectively, for the nine months ended September 30, 2007, and 2006.  The decrease of $267,000, or 22%, was primarily the result of a decrease in sales salaries of approximately $74,000 and a decrease of approximately $80,000 in commissions due to fewer lot sales at both NTS/VA and NTS/LFII, and a decrease in overhead recovery fees on cash receipts of approximately $168,000.  The decrease in the overhead recovery fees in the nine months ended September 30, 2007 was a direct result of the cash receipts from the decreased dollar amount of lot sales, as compared to the same period in 2006.  The decrease was offset by an increase of approximately $39,000 at NTS/VA due to rent payments to Fawn Lake Sales Center for the nine months ended September 30, 2007, as compared to the same period in 2006.

Selling, general and administrative expenses were approximately $512,000 and $345,000, respectively, for the three months ended September 30, 2007, and 2006.  The increase of $167,000, or 48%, was primarily the result of an increase in bad debt expense of approximately $182,000 at NTS/VA related to a mortgage receivable.  The increase was offset by a decrease in advertising expense of approximately $16,000 at NTS/VA.

Selling, general and administrative expenses were approximately $1,339,000 and $1,110,000, respectively, for the nine months ended September 30, 2007, and 2006.  The increase of $229,000, or 21%, was primarily the result of an increase in bad debt expense of approximately $182,000 at NTS/VA related to a mortgage receivable and legal and professional expenses of approximately $92,000.  The increase was partially offset by a decrease in advertising and marketing of approximately $43,000.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries borrowings as well as in the capitalization percentage.  For the nine months ended September 30, 2007 and 2006, approximately $207,000 and $28,000, respectively, was capitalized in inventory.  The increase in total interest was primarily due to the increase in outstanding balances of loans.

Liquidity and Capital Resources

The primary sources of our liquidity are the ability of our subsidiaries (NTS/LFII and NTS/VA) and us to continue to defer payment of amounts owed to NTS Development Company and NTS Management, to draw upon our mortgage loan and the net proceeds retained from sales of residential lots and homes owned by our subsidiaries and the Joint Venture.

Under the terms of our mortgage loan, we may draw up to $4,700,000 for certain development costs in accordance with the provisions of the loan agreement.  The available balance is not immediately drawable except for the items included in the loan agreement.  As of September 30, 2007, the loan balance was $4,505,000.  Failure to generate sufficient proceeds from lot sales or the lack of further availability under the development loan may have a material adverse effect on our liquidity and capital resources.

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

The following table summarizes our approximate sources/uses of cash flow for the nine months ended September 30, 2007 and 2006:

	(Unaudited)
	Nine Months Ended September 30,
	2007	2006
Operating activities	$(3,000,000)	$(2,834,000)
Investing activities	(446,000)	1,226,000
Financing activities	3,541,000	638,000

Net increase (decrease) in cash and equivalents	$95,000	$(970,000)

Cash Flow from Operating Activities

Cash used in operating activities was approximately $3,000,000 for the nine months ended September 30, 2007.  The primary components of the cash used in operating activities were a decrease in accounts payable of approximately $1,175,000, a net loss of approximately $1,515,000, an increase in inventory of approximately $610,000, and income on investment in unconsolidated affiliate of approximately $264,000, which were partially offset by a decrease in notes receivable of approximately $421,000 and depreciation of approximately $149,000.

Cash used in operating activities was approximately $2,834,000 for the nine months ended September 30, 2006.  The primary components of the cash used in operating activities were an increase in inventory of approximately $2,973,000 income on investment in unconsolidated affiliate of approximately $892,000, and a net loss of approximately $695,000, which were partially offset by an increase in accounts payable of $1,283,000 and an increase in other assets of $178,000.

Cash Flow from Investing Activities

Cash used in investing activities was approximately $446,000 for the nine months ended September 30, 2007.  The components of the use of cash for investing activities were capital additions at Fawn Lake Country Club of approximately $30,000 for furniture and approximately $803,000 for a golf cart storage building, and approximately $12,000 for furniture at Fawn Lake Development, which was partially offset by cash distributions from an unconsolidated affiliate of $400,000.

Cash provided by investing activities was approximately $1,226,000 for the nine months ended September 30, 2006.  The components of the cash provided by investing activities were cash distributions of $1,650,000, which were partially offset by capital additions at Fawn Lake Country Club of approximately $132,000 for furniture and fixtures and approximately $292,000 for building improvements.

Cash Flow from Financing Activities

Cash provided by financing activities was approximately $3,541,000 for the nine months ended September 30, 2007.  The primary components of the cash provided by financing activities were proceeds from mortgages and notes payable of approximately $3,505,000, and an increase in accounts payable and accrued expense to affiliates of approximately $312,000 which were owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements which was partially offset by $276,000 of payments on various operating loans.

Cash provided by financing activities was approximately $638,000 for the nine months ended September 30, 2006.  The primary components of the cash provided by financing activities was proceeds from notes payable of approximately $500,000 and accounts payable affiliate of approximately $198,000, which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements.   The increase was partially offset by approximately $60,000 of payments on various operating loans.

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

In the next twelve months, we expect to require approximately $6,206,000 of cash for development costs at NTS/VA.  We expect future lot sales and borrowings secured by our properties to be the source of this cash.  The projected development costs assume demand for lots will recover significantly from the low levels we are currently experiencing and that weather patterns are near normal for the following twelve months.  If demand for our lots does not increase, we may not need as much cash for development costs.

During the nine months ended September 30, 2007, Orlando Lake Forest Inc., the managing general partner of the Orlando Lake Forest Joint Venture, authorized payment of an aggregate of $800,000 in distributions to the partners of the Joint Venture.  We own a 50% interest in the Joint Venture and received $400,000 of the distribution proceeds.

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

On September 20, 2007, Orlando Lake Forest Joint Venture, a Florida joint venture entered into a new agreement to sell approximately 11 acres of commercial land situated at the entrance to the Joint Venture’s single-family residential community located at the corner of State Highway 46 and Lake Forest Boulevard in Seminole County, Florida.  The purchaser is an unaffiliated Florida corporation.  Pursuant to the agreement, the purchaser will pay a purchase price of $5.3 million to the Joint Venture for the property, and we are scheduled to receive a gross amount of approximately $2,650,000 in cash for its interest.  The proposed purchaser is entitled to conduct due diligence on the property until November 19, 2007, and, if satisfied, must close on the property on or before December 20, 2007.  The Joint Venture previously entered into an agreement to sell the land to a different purchaser, but that proposed purchaser terminated the agreement in accordance with its terms.

Litigation

On June 4, 2007 the Orlando Lake Forest Joint Venture (“the Joint Venture”) received notice from the Lake Forest Master Community Association, Inc. (“the Association”) of alleged construction defects in bridges, roadways, retaining walls, storm drains and other constructed facilities turned over to the Association in September of 2005.  On June 28, 2007 a second notice of claim was received by the Joint Venture from the Association alleging additional defects in the underdrain systems also turned over to the Association.  The estimated value placed on the defects by the Association is approximately $4,500,000.  The Joint Venture responded to the claim in accordance with Florida Statute Sec 558 and is presently performing investigations to determine if any of these alleged defects exist.  The Joint Venture will respond to the Association consistent with the procedures outlined in the aforementioned statute.  On August 3, 2007, the Joint Venture was served with a lawsuit in Seminole County, Florida, by the Association naming Orlando Lake Forest Joint Venture, Orlando Lake Forest Inc., NTS Mortgage Income Fund, OLF II Corporation and Orlando Capital Corporation as defendants.  The lawsuit alleges that bridges, roadways, retaining walls, storm drains and other constructed facilities were constructed with defects and deficiencies.  A Motion to Dismiss as well as other defensive motions directed to the failure of the Plaintiff to satisfy certain statutory conditions precedent were filed September 21, 2007, and hearings are set for mid-December 2007.  No trial date has been set, and the case is at the early stages.  It is not otherwise possible to predict the outcome of this litigation at this time.  The Joint Venture is not aware of any defects that presently require the accrual of a loss contingency and plans to vigorously defend itself against this claim and the associated lawsuit.

Other than the matter mentioned above, we do not believe there is any litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance and none of which is expected to have a material adverse effect on our consolidated financial statements.  We believe we have adequate insurance.

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

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time we complete our liquidation, the total distributions we have made to stockholders from all sources during our existence will be at least equal to the original capital contributions attributable to our then outstanding shares.  As of September 30, 2007, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

In connection with our ongoing review of the status of our properties and progress to liquidation, we have estimated the approximate total distributions which we anticipate making to our stockholders through liquidation.  As final liquidating distributions are not likely for several years, these estimates may change significantly prior to final liquidation.

The final liquidating distributions will be made after payment of all of our debts and obligations, including approximately $5,251,000 currently deferred and owed to affiliates of the Sponsor by us.  Based upon our most recent analysis referred to above, we currently do not anticipate that the ultimate proceeds from future asset sales and final liquidation plus the distributions we have made to date will be sufficient to return to stockholders an amount equal to original capital contributions attributable to then outstanding shares.  Thus, we anticipate the guaranty to be called upon in order to return original capital contributions attributable to the then outstanding shares.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates.  Our debt instruments bear interest at both variable and fixed rates as discussed in Note 11 of our financial statements.  For the nine months ended September 30, 2007, a hypothetical 100 basis point increase in interest rates would result in an approximate $22,000 increase in interest expense.  During the nine months ended September 30, 2007, the majority of interest expense incurred was capitalized in inventory.

Item 4 — Controls and Procedures

Our President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007.  Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.  There were no changes in our internal control over financial reporting identified in connection with their evaluation that occurred during the quarter ended September 30, 2007 that materially affected or are reasonable likely to materially affect the internal control over financial reporting.

Item 4T — Controls and Procedures

There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2007.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

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

Item 1A — Risk Factors

There have not been material changes to our Risk Factors as disclosed in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2007.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 2007	2,105.1454	$5.50	—	N/A

August 2007	1,424.8117	$5.50	—	N/A

September 2007	3,010.8505	$5.50	—	N/A

Total	6,540.8076	$5.50	—	N/A

(1)          Our shares were purchased by Bluegreen Investors, LLC, one of our affiliates.  The shares were purchased from time to time on the secondary market or through private transactions.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

Exhibit No.
3.01	Restated Certificate of Incorporation	(1)

3.02	By-Laws	(1)

10.01	Material contracts - the agreements whereby the Registrant acquired all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA, and the Property Management Agreements between the Registrant and NTS Management	(2)

10.02	Form of Guaranty Agreement	(1)

10.03	Form of Advisory Agreement	(1)

10.04	Purchase and Sale Agreement between Orlando Lake Forest Joint Venture and an unaffiliated Florida corporation, dated September 30, 2007	(3)

14.01	Code of Ethics	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(5)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(5)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(5)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(5)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11, referencing the exhibit number used in such Registration Statement

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 1998

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2007

(4)	Located on the Registrant’s website www.ntsdevelopment.com.

(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS MORTGAGE INCOME FUND

By:	/s/ Brian F. Lavin
Brian F. Lavin
	Its:	President
	Date:	November 9, 2007

By:	/s/ Gregory A. Wells
Gregory A. Wells
	Its:	Chief Financial Officer
	Date:	November 9, 2007