Form 10-K
period 2007-12-31
NTS MORTGAGE INCOME FUND
filed 2008-03-28
CIK 841942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 000-18550

NTS MORTGAGE INCOME FUND

(Exact name of registrant as specified in its charter)

Delaware	61-1146077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10172 Linn Station Road Louisville, Kentucky	40223
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (502) 426-4800

Securities registered pursuant to Section 12 (b) of the Act:

None

(Title of each class)

None

(Name of each exchange on which registered)

Securities registered pursuant to section 12 (g) of the Act:

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

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of March 1, 2008, there were approximately 3,187,000 shares of common stock outstanding.  No aggregate market value of the registrant’s shares held by nonaffiliates can be determined because there is no established market for the shares.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of stockholders to be held in 2008 are incorporated by reference into Part III of this Form 10-K.

NTS MORTGAGE INCOME FUND

FORM 10-K

PART I

ITEM 1 – BUSINESS

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

We are a finite life entity.  We anticipate filing for dissolution by December 31, 2008, in accordance with our organizational documents.  Delaware law, our state of incorporation, provides us with a three-year period after filing for dissolution to wind-up our affairs and issue final distributions to stockholders.  See Part II Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information about our Dissolution and Liquidation.  Included in the following discussion of Dissolution and Liquidation is information about NTS Guaranty Corporation’s guarantee, its limitations, and the demand promissory note from Mr. J.D. Nichols.

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

Our business consists of a single segment, the development and sale of residential subdivision lots.  Our current investment objective is to maximize the final liquidating distributions to stockholders.

Description of Development Projects

Lake Forest North

Our subsidiary, NTS/LFII, is the owner and developer of the Lake Forest North single-family residential community located in Louisville, Kentucky.  Our development activities at this location are substantially complete.  As of December 31, 2007, we have zero single-family homesites, fifty-two home units in the Lake Forest Fairways, LLC project (described later in this report) and a single 14-acre tract of undeveloped land left to sell.

Fawn Lake

Our subsidiary, NTS/VA, is the owner and developer of the Fawn Lake single-family residential community located near Fredericksburg, Virginia, and will continue to own and develop the Fawn Lake project to completion and orderly sale.  As of December 31, 2007, approximately 934 of 1,398 total lots have been developed and approximately 65% of the total projected lots to be developed have been sold.

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

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando).  Our development activities at this location are substantially complete.  As of December 31, 2007, we have 5 single-family homesites and an 11-acre tract of commercial land left to sell.

The net income or net loss of the Joint Venture is allocated based on the respective Joint Venture partner’s percentage interest, as defined in the joint venture agreement.  Our 50% share of the Joint Venture’s net income for the years ended December 31, 2007, 2006, and 2005 was approximately $177,000, $1,043,000 and $604,000, respectively.

Competition

Our properties are subject to competition from similar types of properties in the respective vicinities in which they are located.  Such competition is generally for new lot sales in the vicinity or sales to current area residents who want more amenities and services.  We compete primarily on the basis of location, amenities and services provided to residents.  Competition is expected to increase in the future at NTS/VA as the vicinity becomes encroached by new developments.  As part of the current period’s review process, we incorporated the analysis provided by an independent third-party concerning land values at Fawn Lake under various liquidation scenarios.

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

Reimbursements of approximately $1,140,000, $1,327,000 and $1,835,000 were accrued to NTS Management or an affiliate during the years ended December 31, 2007, 2006, and 2005, respectively.  These expense reimbursements include direct and prorated costs incurred in the management and operation of NTS/LFII and NTS/VA.  These reimbursements include management, accounting, professional, engineering development, marketing and office personnel employment costs incurred by NTS Management and/or certain affiliates as well as various non-payroll related operating expenses.  Employment costs are for those individuals rendering services at the residential projects, some of whom are full-time and on site, and others who are not on site or have multiple residential project responsibilities.  For services provided by individuals not on site or with multiple residential project responsibilities, costs are prorated by NTS Management and allocated to the appropriate residential project in accordance with the Management Agreements.  These reimbursements are included within selling, general and administrative - affiliates expenses in the accompanying consolidated statements of operations.

In addition to the expense reimbursement, NTS Management is also entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements.  Overhead recoveries for the years ended December 31, 2007, 2006, and 2005, were approximately $129,000, $379,000 and $867,000, respectively.  These amounts were accrued but not paid and are classified as selling, general and administrative - affiliates expenses in the accompanying consolidated statements of operations.

Reference is made to Part II, Item 8, Note 8 of the Notes to Consolidated Financial Statements for a breakdown of these related party charges of NTS/LFII and NTS/VA.

There were also expense reimbursements of approximately $1,527,000, $1,565,000 and $1,479,000 accrued to NTS Management or an affiliate during the years ended December 31, 2007, 2006, and 2005, respectively, for Fawn Lake Country Club (“FLCC”).  Such costs include employment costs of management, golf course maintenance, golf professionals, kitchen personnel, and accounting as well as various non-payroll related operating expenses.  In addition, there were approximately $76,000, $75,000 and $68,000 accrued to NTS Management for overhead recovery fees at FLCC for the years ended December 31, 2007, 2006, and 2005, respectively.

As presented in the accompanying consolidated balance sheet as of December 31, 2007, accounts payable - affiliates of approximately $4,712,000 is owed to NTS Management and its affiliate NTS Development Company for expense and overhead reimbursements.  NTS Management and NTS Development Company have agreed to defer amounts owed to them by us as of December 31, 2007 and those amounts that will accrue during fiscal 2008 through the period ending December 31, 2008, other than as permitted by our cash flows.  There can be no assurances that this level of support will continue past December 31, 2008.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects.  The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to the then existing stockholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such stockholders, is at least equal to the stockholders’ original capital contribution.  As of December 31, 2007, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000.  As of December 31, 2007, no amount had been accrued as an incentive payment in our consolidated financial statements.

Conflicts of Interest

Because the Fund’s officers, directors and affiliates own or are responsible for real estate properties other than those owned by the Fund that are or could be in competition with the Fund, potential conflicts of interest exist.

Employees

We have no employees.  All personnel rendering services to the Fund are employees of companies affiliated with the Sponsor pursuant to the Management Agreements.

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

ITEM 1A – RISK FACTORS

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

                We are a finite life entity.  Our organizational documents require us to commence an orderly liquidation by December 31, 2008.  Delaware law, our state of incorporation, provides us with a three-year period after the initiation of our liquidation to wind up our affairs and issue final liquidating distributions to stockholders.  Conditions may arise impacting our ability to complete a timely and orderly liquidation, thereby reducing the potential maximum value of our assets.  This, in turn, could reduce our earnings and thereby distributions to our stockholders.

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

Adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, floods and fires can have adverse effects on our ability to develop our residential communities.  We also may be affected by unforeseen engineering, environmental or geological problems.  Any of these adverse events or circumstances could cause delays in the completion of, or increase the cost of, developing one or more of our residential communities and, as a result, could harm our sales and earnings.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Corporate Headquarters

Our corporate office space, the cost of which we reimburse NTS Development Company, is located in Louisville, Kentucky.

Office and Other Facilities

We lease sales and office facilities from an affiliate at our Fawn Lake Community near Fredericksburg, Virginia.

ITEM 3 – LEGAL PROCEEDINGS

On August 3, 2007, the Joint Venture was served with a lawsuit in the circuit court of the eighteenth judicial circuit in and for Seminole County, Florida, by the Lake Forest Master Community Association naming Orlando Lake Forest Joint Venture, Orlando Lake Forest Inc., NTS Mortgage Income Fund, OLF II Corporation and Orlando Capital Corporation as defendants.  The lawsuit alleges that bridges, roadways, retaining walls, storm drains and other constructed facilities were constructed with defects and deficiencies.  The Lake Forest Master Community Association is seeking damages of approximately $4,500,000 for the alleged defects.  The Joint Venture has filed motions seeking dismissal of the lawsuit.  The Joint Venture is presently awaiting the court’s decision on its motions.  The Joint Venture is not aware of any defects that presently require accrual of a loss contingency and plans to vigorously defend itself against this claim.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the last quarter of the year ending December 31, 2007.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The original issuance price of the shares was $20 per share.  Our shares are freely transferable and trade on the secondary market, but are not listed or included for quotation on a national securities exchange.  As of December 31, 2007, there were 2,489 record holders of our shares.  No distributions were made during 2007, 2006 and 2005.  Our Board of Directors decided to terminate quarterly distributions effective as of the first quarter of 1997.  Any further distributions will be made after our dissolution and in conjunction with our liquidation.  For further details on our anticipated liquidating distributions see Part III, Item 7 Dissolution and Liquidation.

During the three months ended December 31, 2007, entities controlled or established by Mr. Nichols purchased our common stock as set forth below.  None of these shares were repurchased pursuant to publicly announced plans or programs.  The shares were purchased on the secondary market.

Period	Total Number of Units Purchased	Average Price Paid Per Unit
October 2007	1,425	$5.50

November 2007	—	$—

December 2007	2,501	$5.50

Total	3,926	$5.50

ITEM 6 – SELECTED FINANCIAL DATA

	Years Ended December 31,
	2007	2006	2005	2004	2003

Total revenues	$3,394,319	$4,402,711	$10,001,824	$5,133,090	$4,593,097

Total expenses	$5,964,725	$6,386,427	$7,302,995	$6,617,163	$6,745,310

Net (loss) income	$(2,393,819)	$(940,394)	$3,284,520	$(1,137,309)	$(1,815,007)

Weighted average number of shares	3,187,328	3,187,328	3,187,328	3,187,333	3,187,333

Per share of common stock:
Net (loss) income per share	$(0.75)	$(0.30)	$1.03	$(0.36)	$(0.57)

At year end:
Inventory	$23,854,762	$23,111,632	$20,325,858	$26,637,219	$34,704,677

Total assets	$29,304,041	$28,960,256	$28,708,447	$34,700,360	$42,431,017

Total notes payable (1)	$5,542,030	$1,314,296	$390,358	$1,831,975	$10,301,524

(1)          The balances presented as notes payable include notes payable to third parties.

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Inventory

Inventory is stated at the lower of cost or net realizable value.  Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period.  Inventory costs are allocated to individual lots sold using their relative sales values.  The use of the relative sales values method to record cost of sales requires the use of estimates of sales values, development costs and absorption periods over the life of the project.  Given the long-term nature of the projects and inherent economic volatility of residential real estate and the use of estimates to determine sales values, development costs and absorption periods, it is reasonably possible that such estimates could change in the near term.  Any changes in estimates are accounted for prospectively over the life of the project.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  We compare the carrying amount of inventory to the expected future cash flows of our properties at least annually.  As part of the current period’s review process, we incorporated the analysis provided by an independent third-party concerning land values at Fawn Lake under varying liquidation scenarios.  Application of this standard during the years ended December 31, 2007, 2006 and 2005 did not result in an impairment loss.

Total project land acquisition and development costs estimates are based on an analysis of actual costs incurred to date and estimates to complete.  Adjustments to estimated total project land acquisition and development costs for the project affect the cost of goods sold percentage.

During April 2001, the FLCC was substantially completed.  As a result of our intention to sell the country club as a single asset, Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” requires that the country club be reported separately from inventory on our balance sheets within property and equipment.  The assets’ estimated fair market value was determined to be approximately $3,000,000 and is included in property and equipment on the December 31, 2007, 2006 and 2005, balance sheet as an asset held for use pursuant to SFAS No. 144 and is being depreciated according to our normal depreciation policy.

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

Income Taxes

No benefit for deferred income taxes was provided during 2007 as we have recorded a valuation allowance equal to the amount of the recorded benefit.  In 2005, a portion of the valuation allowance was released and net operating loss carry forwards were utilized to offset 2005 income tax expense.  The remaining net operating loss carry forwards at December 31, 2007, continue to have a full valuation allowance because we have determined that it is more likely than not that the net deferred tax asset will not be realized based upon the guidance in SFAS No. 109, “Accounting for Income Taxes.”  See Part II, Item 8, Note 10 of the Notes to Consolidated Financial Statements for a discussion of the components of the deferred tax asset.

Results of Operations for 2007, 2006 and 2005

The following tables include our selected summarized operating data for the years ended December 31, 2007, 2006 and 2005.  This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business.  This data should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in Part II, Item 8.

	Year Ended December 31, 2007
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$434,000	$2,616,000	$3,050,000
Cost of sales	—	—	(1,819,000)	(1,819,000)
Country Club income	—	—	2,047,000	2,047,000
Interest and miscellaneous income	—	101,000	15,000	116,000
Operating expenses	(864,000)	(194,000)	(2,029,000)	(3,087,000)
Country Club expenses	—	—	(2,676,000)	(2,676,000)
Depreciation and amortization	—	—	(202,000)	(202,000)
Income from investment in unconsolidated affiliate	177,000	—	—	177,000
Income taxes	—	—	—	—
Net (loss) income	(687,000)	341,000	(2,048,000)	(2,394,000)

	Year Ended December 31, 2006
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$904,000	$8,714,000	$9,618,000
Cost of sales	—	(417,000)	(6,933,000)	(7,350,000)
Country Club income	—	—	2,003,000	2,003,000
Interest and miscellaneous income	—	104,000	27,000	131,000
Operating expenses	(525,000)	(347,000)	(2,399,000)	(3,271,000)
Country Club expenses	—	—	(2,906,000)	(2,906,000)
Depreciation and amortization	—	—	(208,000)	(208,000)
Income from investment in unconsolidated affiliate	1,043,000	—	—	1,043,000
Income taxes	—	—	—	—
Net income (loss)	518,000	244,000	(1,702,000)	(940,000)

	Year Ended December 31, 2005
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$6,098,000	$16,500,000	$22,598,000
Cost of sales	—	(1,759,000)	(12,721,000)	(14,480,000)
Country Club income	—	—	1,803,000	1,803,000
Interest and miscellaneous income	7,000	35,000	39,000	81,000
Operating expenses	(506,000)	(932,000)	(3,037,000)	(4,475,000)
Country Club expenses	—	—	(2,607,000)	(2,607,000)
Depreciation and amortization	—	—	(221,000)	(221,000)
Income from investment in unconsolidated affiliate	604,000	—	—	604,000
Income taxes	—	(18,000)	—	(18,000)
Net income (loss)	105,000	3,424,000	(244,000)	3,285,000

The following discussion relating to changes in our results of operations includes only material line items within our Consolidated Statements of Operations or line items for which there was a material change between the years ending December 31, 2007, 2006 and 2005.

Revenues

Revenues decreased approximately $6,600,000, or 68%, in 2007.  The decrease is primarily due to selling 27, or 64%, fewer lots at NTS/VA and NTS/LFII in 2007 compared to 2006.

Revenues decreased approximately $13,000,000, or 57%, in 2006.  The decrease is primarily due to selling 68, or 62%, fewer lots at NTS/VA and NTS/LFII in 2006 compared to 2005.

Revenue for the year ended December 31, 2007, includes approximately $3,100,000 in lot sales consisting of approximately $400,000 and $2,700,000 from NTS/LFII and NTS/VA, respectively.  During this period, 15 lots were sold for an average selling price of approximately $207,000.

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

On March 6, 2001, NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC (“Fairways”), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party).  The initial payment was made on March 6, 2001, for $30,000 per acre for a total of $795,000.  Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold.  The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value of $920,000.  Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller’s (NTS/LFII) cost of the property sold.  During 2007 and 2006, NTS/LFII recognized revenue of approximately $14,000 and $89,500 respectively, and interest income of approximately $15,000 and $99,000 respectively, from Fairways payments.  The transactional values were derived from an independent appraisal performed by Integra Chapman & Bell dated January 4, 2000.

Cost of Sales

Cost of sales decreased approximately $5,500,000, or 75%, in 2007, due to selling 27, or 64%, fewer lots at NTS/VA and NTS/LFII.

Cost of sales decreased approximately $7,100,000, or 49%, in 2006, due to selling 68, or 62%, fewer lots at NTS/VA and NTS/LFII.  The decrease is partially offset by the increase in the cost of goods sold percentage at NTS/LFII and NTS/VA.

Presented below are the gross profit margins for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
NTS/LFII	100%	54%	71%
NTS/VA	30%	20%	23%

Combined gross profit margins	40%	24%	36%

The difference in the cost of sales percentage of NTS/LFII compared to NTS/VA and the difference in the lot sales mix will create a proportionate change in the combined gross profit margin throughout a given year.  The increase in gross profit margin is a function of a change in the estimates of sales values, development costs and absorption periods over the life of the project.  The estimates are performed at the end of each fiscal year and the resulting cost of sales percentages are applied prospectively.  Management assesses the basis for these annual projections at the end of each quarter, and if changes in facts and circumstances warrant, interim adjustments are made to the cost of sales percentages prospectively.  In comparing the gross margin percentages for the year ended December 31, 2007, 2006 and 2005, respectively, Management’s estimates have changed relative to the ultimate sales values, development costs and absorption periods, and inherent economic volatility of residential real estate they now believe will be realized during the duration of the projects.

The increase in gross margin percentages for 2007 as compared with the comparable periods is due to revised estimates of the ultimate sales values, development costs and absorption periods for both NTS/LFII and NTS/VA.  As a result of the inherent economic volatility of residential real estate, we cannot be certain that the current estimated gross profit percentages will not be revised in the future.

NTS/LFII’s increase in profit margin in 2007 is a result of the near term completion of this development.  With no lots remaining to be developed, our expected development costs have become more predictable with fewer anticipated contingencies.  The  remaining 14-acre tract of undeveloped land remains to be sold.

Selling, General and Administrative - Affiliates

The expenses for selling, general and administrative - affiliates decreased approximately $438,000, or 26%, in 2007, primarily due to a decrease in overhead cost reimbursement at NTS/VA and NTS/LFII.  There was also a decrease in commissions as a result of a decrease in sales to individuals at NTS/VA and NTS/LFII and a decrease in sales salaries at NTS/VA.

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

Selling, General and Administrative Expenses

The selling, general and administrative expenses increased approximately $319,000, or 22%, in 2007, primarily due to an increase in legal and professional fees, an increase in bad debt expense, and an increase in landscaping at NTS/VA.  The increase is partially offset by a decrease in advertising at NTS/LFII and NTS/VA.

The selling, general and administrative expenses decreased approximately $238,000, or 14%, in 2006, primarily due to a decrease in advertising at NTS/VA, which was partially offset by an increase in advertising at NTS/LFII.  The decrease is also due to decreased legal and professional fees at NTS/LFII, repairs and maintenance fees at NTS/VA and NTS/LFII and administrative fees at NTS/VA and NTS/LFII.

Interest Expense

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries’ borrowings as well as in the capitalization percentage.  For the years ended December 31, 2007, 2006 and 2005, approximately $306,000, $37,000 and $86,000, respectively, was capitalized in inventory.  The increase in total interest in 2007 is primarily a result of an increase in the loan balance, which was $5,515,000 at December 31, 2007 up from $1,000,000 at December 31, 2006.

Country Club Operations

The income and expenses of the FLCC have been included in our statements of operations.  It is our intention to sell the country club as a single asset.

Presented below are the approximate condensed statements of operations for the FLCC for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Condensed Statements of Operations
Revenues:
Operating revenues	$2,047,000	$2,003,000	$1,803,000

Expenses:
Cost of goods sold	348,000	427,000	332,000
Selling, general and administrative - affiliates	1,603,000	1,639,000	1,547,000
Selling, general and administrative	728,000	845,000	735,000
Depreciation	122,000	122,000	125,000

Total expenses	2,801,000	3,033,000	2,739,000

Net loss	$(754,000)	$(1,030,000)	$(936,000)

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

Income from Unconsolidated Affiliate

Income from our share of the Orlando Lake Forest Joint Venture decreased approximately $867,000 in 2007.  The decrease is primarily due to selling 18, or 72%, fewer lots in 2007 compared to 2006.

Income from our share of the Orlando Lake Forest Joint Venture increased approximately $440,000 in 2006.  The increase is primarily due to selling 25 lots in addition to a decrease in advertising and administrative expenses in 2006 compared to 2005, and a decrease in finance salaries, executive salaries, property management salaries, legal salaries, and information services overhead.

Liquidity and Capital Resources

The primary sources of liquidity are the ability of our subsidiaries (NTS/LFII and NTS/VA) and us to continue to defer payment of amounts owed to NTS Development Company and NTS Management, to draw upon our mortgage loan and the net proceeds retained from sales of residential lots and homes owned by our subsidiaries and the Joint Venture.

Under the terms of our mortgage loan, we may draw up to $7,500,000 for certain development costs in accordance with the provisions of the loan agreement.  The loan is a revolver, with $300,000 of the credit commitment set aside as an interest reserve.  As of December 31, 2007, the loan balance was $5,515,000.  In 2007, we amended and restated our mortgage loan due May 1, 2008.  We anticipate seeking renewals or refinancing the debt coming due within the next twelve months with our existing creditors, however there can be no assurances that we will be successful in doing so.  Failure to generate sufficient proceeds from lot sales or the lack of further availability under the development loan may have a material adverse effect on our liquidity and capital resources.

                NTS Development Company and NTS Management have agreed to defer amounts owed to them by us as of December 31, 2007 and those amounts that will accrue during fiscal 2008 through the period ending December 31, 2008, other than as permitted by our cash flows.  There can be no assurances that this level of support will continue past December 31, 2008.  If these amounts are not deferred, such action could have a material adverse effect on our liquidity and financial condition.  Payment of such deferred amounts would be dependent upon available operating cash flow or funding from potential third-party resources in the form of loans or advances.

The following table summarizes our sources/uses of cash flow for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Operating activities	$(3,461,860)	$(2,403,350)	$11,122,456
Investing activities	(851,275)	(453,387)	(87,419)
Financing activities	4,000,773	1,214,851	(9,881,440)

Net (decrease) increase in cash and equivalents	$(312,362)	$(1,641,886)	$1,153,597

Cash Flow from Operating Activities

Cash used for operating activities was approximately $3,462,000 in 2007.  The primary components of the cash used in operating activities were the increase in net loss to approximately $2,394,000 primarily due to a decrease in lot sales at NTS/VA and NTS/LFII, a decrease in accounts payable of approximately $1,152,000 primarily due to less development costs in 2007 as compared to 2006 and a slight increase in inventory of approximately $730,000.  These changes were partially offset by the decrease in notes receivable of approximately $421,000 and by the distribution from an unconsolidated affiliate of $400,000.

Cash used for operating activities was approximately $2,403,000 in 2006.  The primary components of the cash used in operating activities were the increase in inventory of approximately $2,812,000 from increased development cost, income from investment in joint venture of approximately $1,043,000 and net loss of approximately $940,000, which were partially offset by the distribution from an unconsolidated affiliate of $2,050,000 and other assets of approximately $100,000 from prepaid items.

Cash provided by operating activities was approximately $11,122,000 in 2005.  The primary components of the cash provided by operating activities were the decrease in inventory of approximately $6,321,000 from lot sales, the net income of approximately $3,285,000 and the distribution from an unconsolidated affiliate of $1,300,000.

Cash Flow from Investing Activities

Cash used in investing activities was approximately $851,000 in 2007, primarily related to capital improvements to the Fawn Lake Country Club.

Cash used in investing activities was approximately $453,000 in 2006, primarily related to capital improvements to the Fawn Lake Country Club.

Cash used in investing activities was approximately $87,000 in 2005, primarily related to capital improvements to the Fawn Lake Country Club.

Cash Flow from Financing Activities

Cash provided by financing activities was approximately $4,001,000 in 2007, consisting of $4,515,000 in proceeds from mortgage payable which was partially offset by net payments on notes payable of approximately $287,000 and a decrease of approximately $227,000 of accounts payable affiliates primarily owed to NTS Development.

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

Future Liquidity

We intend to satisfy our future liquidity needs through cash provided by operations, cash reserves, additional borrowings secured by our properties and deferrals of amounts owed to NTS Development and NTS Management.  There can be no assurance that funds from operations, reserves or borrowings will be available, or that NTS Development and NTS Management will continue to defer amounts due them past December 31, 2008.  If these sources of liquidity are not available, our Advisor will manage the demand on liquidity according to our best interest.

In the next twelve months, we expect to require approximately $1,800,000 of cash for development costs at NTS/VA.  We expect future lot sales and borrowings secured by our properties to be the source of this cash.  The projected development costs assume lower prices and enhanced incentives will spur demand for lots will recover somewhat from the low levels we are currently experiencing.  If demand for our lots does not increase, we may need more cash to sustain our operations at this development.

At various times throughout 2007, Orlando Lake Forest Inc., the managing general partner of the Orlando Lake Forest Joint Venture, authorized payment of $800,000 in distributions to the partners of the Joint Venture.  We own a 50% interest in the Joint Venture and received $400,000 of the distribution proceeds.

On January 31, 2008 Lake Forest Fairways, LLC paid the balance owed to NTS/LFII for the remaining 52 home units at $14,500 per each home unit.  During 2008, NTS/LFII recognized revenue of approximately $358,000 and interest income of approximately $396,000 from this final Fairways payment.

On February 29, 2008 Cedar Creek Virginia, LLC paid the balance owed to NTS/VA for the remaining lots 812, 813, 814, 815, 816, 817, 818, 819, 820, and 821 for the aggregate price of $1,311,960.  The purchase price includes a 4% lot premium for these lots and in addition NTS/VA earned approximately $76,000 in interest income due to the extension of the sale per the initial contract.  These proceeds were used to reduce our obligation currently deferred and owed to affiliates of the Sponsor.

This discussion of liquidity and capital resources along with the table of contractual obligations and commercial commitments that follows, details our material commitments.

Litigation

On June 4, 2007, the Orlando Lake Forest Joint Venture (“the Joint Venture”) received notice from the Lake Forest Master Community Association, Inc. (“the Association”) of alleged construction defects in bridges, roadways, retaining walls, storm drains and other constructed facilities turned over to the Association in September of 2005.  On June 28, 2007, a second notice of claim was received by the Joint Venture from the Association alleging additional defects in the underdrain systems also turned over to the Association.  The estimated value placed on the defects by the Association is approximately $4,500,000.  The Joint Venture responded to the claim in accordance with Florida Statute Sec 558 and has performed preliminary investigations to determine if any of these alleged defects exist.  The Joint Venture will continue to respond to the Association consistent with the procedures outlined in the aforementioned statute.  On August 3, 2007, the Joint Venture was served with a lawsuit in Seminole County, Florida, by the Association naming Orlando Lake Forest Joint Venture, Orlando Lake Forest Inc., NTS Mortgage Income Fund, OLF II Corporation and Orlando Capital Corporation as defendants.  The lawsuit alleges that bridges, roadways, retaining walls, storm drains and other constructed facilities were constructed with defects and deficiencies.  The court held a hearing on December 19, 2007, on our motion for summary judgment and we are still awaiting the court’s decision.  No trial date has been set, and the case is at the early stages.  It is not otherwise possible to predict the outcome of this litigation at this time.  The Joint Venture is not aware of any defects that presently require the accrual of a loss contingency and plans to vigorously defend itself against this claim and the associated lawsuit.

Other than the matter mentioned above, we do not believe there is any litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance and none of which is expected to have a material adverse effect on our consolidated financial statements.  We believe we have adequate insurance.

Dissolution and Liquidation

We are a finite life entity.  Our organizational documents require us to dissolve and commence an orderly liquidation by December 31, 2008.  Delaware law, our state of incorporation, provides us with a three-year period after dissolution to wind up our affairs and issue final distributions to stockholders.  We anticipate filing for dissolution on or before December 31, 2008, and thereupon initiating our liquidation.

Final liquidating distributions will be made after payment of all of our debts and obligations, including approximately $4,712,000 currently deferred and owed to affiliates of the Sponsor by us and our portion of approximately $2,000 currently deferred and owed to affiliates of the Sponsor by the Joint Venture (as of December 31, 2007 our portion is approximately $1,000).  See Part III, Item 13 — Certain Relationships and Related Transactions for further discussion of amounts currently deferred and owed to affiliates of the Sponsor.  Among the obligations also required to be resolved prior to issuing final distributions is the Lake Forest Orlando homeowners lawsuit.  See Litigation for further discussion of the Lake Forest Orlando Lawsuit.  The amount available for distribution upon the completion of our liquidation, however, cannot be estimated with certainty given that final distributions will likely not be issued for several years.

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that when we complete our liquidation, the aggregate distributions made to stockholders from all sources during our existence will be at least equal to the original capital contributions attributable to our then outstanding shares.  As of December 31, 2007, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid aggregate distributions of approximately $23,141,000.  As discussed further below, based on our most recent analysis, which includes all of the Guarantor’s assets, the amount projected to be distributed to our stockholders at the completion of our liquidation will not be sufficient to return an amount equal to their original capital contributions.

The liability of the Guarantor under the guaranty is expressly limited to its assets.  The Guarantor’s sole asset is a $10 million demand promissory note from Mr. J. D. Nichols personally.  Mr. Nichols is the Chairman of the Board of Directors of the Sponsor.  There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty.  The Guarantor may in the future guarantee obligations of other third parties, including guaranties of obligations owed by our affiliates to other entities.

In connection with our ongoing review of the status of our properties and progress to liquidation we estimate the total distributions anticipated to be issued to our stockholders through the completion of our liquidation.  As part of the current period’s review process, we incorporated the analysis provided by an independent third-party concerning our Fawn Lake development.  The downturn in the United States residential real estate market in general, and, in particular, in the Washington DC market, have negatively impacted our estimates of the likely net profits to be generated from our Fawn Lake development by the completion of the liquidation.  Based on our most recent analysis, we currently anticipate that after payment of all liabilities, the proceeds from future property sales, liquidation of other assets and a $10 million payment from the Guarantor will be insufficient to return to stockholders an amount equal to original capital contributions attributable to the then outstanding shares.  As final liquidating distributions are not likely for several years, these estimates may change significantly prior to their issuance.  The current estimate, however, reflects a substantial shortfall, which, at this time, we anticipate is unlikely to be recovered prior to the issuance of final liquidating distributions.

Other conditions may arise impacting our ability to complete a timely and orderly liquidation, thereby reducing the potential maximum value of our assets.  This, in turn, could reduce our earnings and thereby liquidating distributions to our stockholders.

Contractual Obligations and Commercial Commitments

The following disclosure represents our obligations and commitments at December 31, 2007 to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	Two - Three Years	Four - Five Years	After Five Years
Contractual Obligations
Long-term debt	$5,681,599	$5,681,599	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases (1)	—	—	—	—	—
Other long-term obligations	29,099	19,887	9,212	—	—

Total contractual cash obligations	$5,710,698	$5,701,486	$9,212	$—	$—

(1)          We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.

	Total	Amount of Commitment Expiration Per Period
	Amounts Committed	Within One Year	Two - Three Years	Four - Five Years	After Five Years
Other Commercial Commitments
Line of credit	$—	$—	$—	$—	$—
Standby letters of credit and guarantees	—	—	—	—	—
Other commercial commitments (1)	—	—	—	—	—

Total commercial commitments	$—	$—	$—	$—	$—

(1)          We do not, as a practice, enter into long-term purchase commitments for commodities or services.  We may from time to time agree to “fee for service arrangements” which are for a term of greater than one year.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is changes in interest rates.  Our debt instruments bear interest at both variable and fixed rates as further discussed in Part II, Item 8, Note 7 of the Notes to Consolidated Financial Statements.  On December 31, 2007, a hypothetical 100 basis point increase in interest rates would result in an approximately $33,000 increase in interest due to our creditors.

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NTS Mortgage Income Fund:

We have audited the accompanying consolidated balance sheets of NTS Mortgage Income Fund (the “Fund”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTS Mortgage Income Fund at December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Fund will continue as a going concern.  As more fully described in Note 1, the Fund’s mortgage note payable is due May 1, 2008.  In addition, the Fund has declining revenues and recurring operating losses.  These conditions raise substantial doubt about the Fund’s ability to continue as a going concern.  Management’s plans in regard to these matters also are described in Note 1.  The 2007 financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

Ernst & Young LLP

Louisville, Kentucky
March 26, 2008

NTS MORTGAGE INCOME FUND

Consolidated Balance Sheets as of December 31, 2007 and 2006

	2007	2006
ASSETS:
Cash and equivalents	$508,886	$821,248
Accounts receivable, net of allowance of approximately $120,000 and $182,000, respectively	357,961	406,007
Notes receivable	—	421,414
Inventory	23,854,762	23,111,632
Property and equipment, net of accumulated depreciation of approximately $1,693,000 and $1,720,000, respectively	4,028,608	3,379,800
Investment in unconsolidated affiliate	338,779	562,192
Other assets	215,045	257,963

Total assets	$29,304,041	$28,960,256

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and accrued expenses	$1,075,998	$2,227,848
Accounts payable and accrued expenses - affiliates	4,711,582	4,938,543
Mortgage and notes payable	5,542,030	1,314,296
Other liabilities	386,212	497,531

Total liabilities	11,715,822	8,978,218

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 6,000,000 shares authorized	3,187	3,187
Additional paid-in-capital	54,163,354	54,163,354
Accumulated deficit	(36,578,322)	(34,184,503)

Total stockholders’ equity	17,588,219	19,982,038

Total liabilities and stockholders’ equity	$29,304,041	$28,960,256

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
REVENUE:
Lot sales, net of discounts	$3,050,049	$9,617,992	$22,598,078
Cost of sales	(1,819,431)	(7,349,728)	(14,480,097)

Gross profit	1,230,618	2,268,264	8,117,981

Country Club revenue	2,047,387	2,003,161	1,803,094
Interest income on cash equivalents and miscellaneous income	116,314	131,286	80,749

Total revenues	3,394,319	4,402,711	10,001,824

EXPENSES:
Selling, general and administrative - affiliates	1,268,757	1,706,299	2,702,439
Selling, general and administrative	1,746,108	1,426,985	1,664,794
Interest expense	3,582	5,632	6,887
Other taxes and licenses	67,599	133,562	99,882
Depreciation and amortization	202,467	208,173	221,311
Country Club operations	2,676,212	2,905,776	2,607,682

Total operating expenses	5,964,725	6,386,427	7,302,995

(Loss) income before other income and income taxes	(2,570,406)	(1,983,716)	2,698,829
Income from investments in unconsolidated affiliate	176,587	1,043,322	603,691

(Loss) income before income taxes	(2,393,819)	(940,394)	3,302,520

Income taxes	—	—	18,000

NET (LOSS) INCOME	$(2,393,819)	$(940,394)	$3,284,520

NET (LOSS) INCOME PER SHARE OF COMMON STOCK	$(0.75)	$(0.30)	$1.03

Weighted average number of shares	3,187,328	3,187,328	3,187,328

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

	Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Accumulated Deficit	Total
STOCKHOLDERS’ EQUITY:
Balances on January 1, 2005	3,187,333	$3,187	$54,163,397	$(36,528,629)	$17,637,955

Retirement of common stock	(5)	—	(43)	—	(43)

Net income	—	—	—	3,284,520	3,284,520

Balances on December 31, 2005	3,187,328	3,187	54,163,354	(33,244,109)	20,922,432

Net loss	—	—	—	(940,394)	(940,394)

Balances on December 31, 2006	3,187,328	3,187	54,163,354	(34,184,503)	19,982,038

Net loss	—	—	—	(2,393,819)	(2,393,819)

Balances on December 31, 2007	3,187,328	$3,187	$54,163,354	$(36,578,322)	$17,588,219

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,393,819)	$(940,394)	$3,284,520
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	202,467	208,173	221,311
Income from investment in unconsolidated affiliate	(176,587)	(1,043,322)	(603,691)
Cash distribution from unconsolidated affiliate	400,000	2,050,000	1,300,000
Changes in assets and liabilities:
Accounts receivable	48,046	14,039	98,970
Notes receivable	421,414	42,349	81,292
Inventory	(729,732)	(2,811,914)	6,321,443
Accounts payable and accrued expenses	(1,151,850)	(15,698)	441,649
Other liabilities	(111,319)	(6,950)	163,401
Other assets	29,520	100,367	(186,439)

Net cash (used in) provided by operating activities	(3,461,860)	(2,403,350)	11,122,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(851,275)	(453,387)	(87,419)

Cash used in investing activities	(851,275)	(453,387)	(87,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accounts payable - affiliates	(226,961)	290,913	(8,439,823)
Proceeds from mortgages and notes payable	4,515,000	1,000,000	4,306,518
Payments on mortgages and notes payable	(287,266)	(76,062)	(5,748,135)

Net cash provided by (used in) financing activities	4,000,773	1,214,851	(9,881,440)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(312,362)	(1,641,886)	1,153,597

CASH AND EQUIVALENTS, beginning of year	821,248	2,463,134	1,309,537

CASH AND EQUIVALENTS, end of year	$508,886	$821,248	$2,463,134

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Notes to Consolidated Financial Statements

Note 1 – Organization and Significant Accounting Policies

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

Our subsidiary, NTS/LFII, is the owner and developer of the Lake Forest North single-family residential community located in Louisville, Kentucky.  Our development activities at this location are substantially complete.  As of December 31, 2007, we have zero single-family homesites, fifty-two home units in the Lake Forest Fairways, LLC project (described later in this report) and a single 14-acre tract of undeveloped land left to sell.

Our subsidiary, NTS/VA, is the owner and developer of the Fawn Lake single-family residential community located near Fredericksburg, Virginia, and will continue to own and develop the Fawn Lake project to completion and orderly sale.  As of December 31, 2007, approximately 934 of 1,398 total lots have been developed and approximately 65% of the total projected lots to be developed have been sold.

We also own a 50% interest in the Orlando Lake Forest Joint Venture (the “Joint Venture”).  See Note 3 - Investment in Unconsolidated Affiliate for further information pertaining to the investment.

B) Going Concern

The accompanying financial statements of NTS Mortgage Income Fund have been prepared assuming that the Fund will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  The carrying amounts of assets and liabilities presented in the accompanying financial statements do not purport to represent realizable or settlement values.  However, the Fund’s mortgage note payable had an outstanding balance of $5.5 million as of December 31, 2007 and is due on May 1, 2008.  In addition, the Fund’s revenues have declined significantly in 2007 and 2006 and the Fund has suffered recurring operating losses.  These factors currently raise substantial doubt for the Fund’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate renewing, extending or refinancing our indebtedness.  There can be no assurance, however, we will be capable of doing so in a timely manner.

C) Basis of Accounting

Our records are maintained on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles.

D) Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the assets, liabilities, revenues and expenses of our wholly-owned subsidiaries.  Investments of 50% or less in affiliated companies are accounted for under the equity method.  All significant intercompany transactions and balances have been eliminated.

E) Use of Estimates in the Preparation of Consolidated Financial Statements

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

F) Revenue Recognition

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

G) Inventory

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

H) Accounting for Impairment

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  Application of this standard during the years ended December 31, 2007, 2006 and 2005 did not result in an impairment loss.

I) Advertising

We expense advertising costs as incurred, which are included in selling, general and administrative in the accompanying consolidated statements of operations.  Advertising expense was approximately $420,000, $556,000 and $666,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

J) Environmental Remediation and Compliance

Environmental liabilities for remediation costs are accrued based on estimates of known environmental remediation exposures.  Liabilities are recognized when they are probable and can be reasonably estimated.  Environmental compliance costs are expensed as incurred.  We are not aware of any liabilities that presently require accrual of a loss contingency.

K) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with an original maturity of three months or less when purchased that are readily convertible to cash.

Cash payments for interest, net of amounts capitalized, totaled approximately $4,000, $6,000 and $7,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

L) Segment Reporting

Our reportable operating segments include only one segment which is the development and sale of single-family residential lots.

M) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value and provides guidance for measuring fair value and the necessary disclosures.  SFAS No. 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  We adopted SFAS No. 157 on January 1, 2008.  The adoption did not have a material impact on our Consolidated Financial Statements.

Note 2 – Affiliations

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

Note 3 – Investment in Unconsolidated Affiliate

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

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land.  Our development activities at this location are substantially complete.  As of December 31, 2007, we have 5 single-family homesites left and an 11 acre tract of commercial land to sell.

The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement.  As of December 31, 2007 and 2006, our percentage interest was 50%, and our investment balance in the Joint Venture was approximately $339,000 and $562,000, respectively.  Our share of the Joint Venture’s net income for the years ended December 31, 2007, 2006 and 2005 was approximately $177,000, $1,043,000 and $604,000, respectively.

Presented below are approximate condensed balance sheets for the Joint Venture as of December 31, 2007 and 2006, and approximate statements of operations for the three years ended December 31, 2007, 2006 and 2005:

	2007	2006
Condensed Balance Sheets
Inventory	$556,000	$956,000
Other, net	243,000	317,000

Total assets	$799,000	$1,273,000

Other liabilities	$122,000	$149,000
Equity	677,000	1,124,000

Total liabilities and equity	$799,000	$1,273,000

	Years Ended December 31,
Condensed Statements of Operations	2007	2006	2005
Lot sales, net of discounts	$1,476,000	$3,860,000	$3,978,000
Cost of sales	(554,000)	(1,417,000)	(2,125,000)
Other expenses, net	(569,000)	(356,000)	(646,000)

Net income	$353,000	$2,087,000	$1,207,000

At various times throughout 2007, 2006 and 2005 Orlando Lake Forest Inc., the managing general partner of the Orlando Lake Forest Joint Venture, authorized payment of $800,000, $4,100,000 and $2,600,000, respectively in distributions to the partners of the Joint Venture.  We own a 50% interest in the Joint Venture and received $400,000, $2,050,000 and $1,300,000, respectively of the distribution proceeds.

Note 4 – Accounts Receivable

Accounts receivable includes amounts due from country club members for membership dues, use of the golf course, and use of the dining facility totaling approximately $358,000 and $406,000 as of December 31, 2007 and 2006, respectively.  This receivable is net of an allowance for doubtful accounts of approximately $120,000 and $182,000, respectively.

Note 5 – Inventory

Inventory consisted of approximately the following:

	December 31, 2007	December 31, 2006
Land held for future development, under development and completed lots	$17,262,000	$16,974,000
Amenities	6,593,000	6,138,000

	$23,855,000	$23,112,000

Items capitalized to inventory

Capitalized interest	$306,000	$37,000

Capitalized property taxes	$306,000	$300,000

The amenities for NTS/VA include all common areas, entrance walls, a lake and a dam, a maintenance facility, clubhouse, a golf course, swimming pools, tennis courts, sports fields and parks.

The inventory balance for NTS/LFII was $0 as of December 31, 2007 and December 31, 2006.

We capitalized in inventory approximately $612,000 and $337,000 of interest and real estate taxes during 2007 and 2006, respectively.  Interest and real estate taxes incurred were approximately $654,000 and $383,000 for the years ended December 31, 2007 and 2006, respectively.

Note 6 – Property and Equipment

Property and equipment is stated at historical cost, net of accumulated depreciation.  Land and buildings are depreciated over the estimated useful lives of the assets which are 10-30 years, while equipment is depreciated over 5-12 years.  The following schedule provides an analysis of our approximate investment in property and equipment on December 31:

	2007	2006
Land and buildings	$4,553,000	$3,326,000
Equipment	1,169,000	1,774,000
	5,722,000	5,100,000

Less accumulated depreciation	1,693,000	1,720,000

	$4,029,000	$3,380,000

Note 7 – Mortgage and Notes Payable

Mortgage and notes payable consist of the following:

	December 31, 2007	December 31, 2006
Mortgage loan payable to a bank in the maximum amount of $7,500,000, bearing interest at the Prime Rate, with a revolving principal balance and interest payable monthly, due May 1, 2008, secured by approximately 500 acres of undeveloped land at NTS/VA	$5,515,000	$1,000,000

Other	27,030	314,296

	$5,542,030	$1,314,296

We anticipate seeking renewals or refinancing the debt coming due within the next twelve months with our existing creditors, however, there can be no assurances that we will be successful in doing so.  The Prime Rate was 7.25% and 8.25% on December 31, 2007 and 2006, respectively.

The minimum scheduled principal payments on debt outstanding on December 31, 2007 are approximately as follows:

For the Years Ended December 31,	Amount
2008	$5,534,000
2009	6,000
2010	2,000

$5,542,000

In 2007, we amended and restated our mortgage loan due May 1, 2008.  It is secured by approximately 500 acres of undeveloped land at the NTS/VA project.  All previous security and collateral pledges were released.  Paydowns from lot sales are no longer required.  The loan is a revolver, with $300,000 of the credit commitment set aside as an interest reserve.  The maximum amount outstanding at any time shall be no greater than $7,500,000.  The balance was $5,515,000 and $1,000,000 on December 31, 2007 and 2006.

Note 8 – Related Party Transactions

On February 17, 2006, NTS/VA entered into an agreement to sell to a related party, Cedar Creek Virginia, LLC, lots 808 through 825, inclusive in Section 27 of the Fawn Lake Development.  The purchase price per lot was $126,150, for an aggregate purchase price of $2,270,700.  The lot price in the agreement was determined by averaging the sales price of similarly situated lots within the NTS/VA Fawn Lake Development.  The Board of Directors of the Fund unanimously adopted a resolution approving the sale of these lots to the related party.  The initial closing occurred on March 29, 2006, when lots 808, 809, 810, 811, 822, 823, 824 and 825 were purchased for an aggregate purchase price of $1,009,200.  The purchaser has 18 months from the initial closing to purchase the remaining lots.  In accordance with SFAS No. 66 “Accounting for Sales of Real Estate,” we have accounted for the initial closing transaction using the deposit method.  During 2006, 5 lots were purchased by Cedar Creek Virginia, LLC for an aggregate of $630,750.  During 2007, zero lots were purchased by Cedar Creek Virginia, LLC.  At December 31, 2007, $37,845 of the original $100,920 deposit received at the initial closing remained as deferred revenues.

During 2006, one lot was sold to Cedar Creek Virginia, LLC, for $80,000 under a previous agreement entered into in 2004.  We sold 8 lots in 2005 under this agreement.

On February 29, 2008 Cedar Creek Virginia, LLC paid the balance owed to NTS/VA for the remaining lots 812, 813, 814, 815, 816, 817, 818, 819, 820, and 821 for the aggregate price of $1,311,960.  The purchase price includes a 4% lot premium for these lots and in addition NTS/VA earned approximately $76,000 in interest income due to the extension of the sale per the initial contract.  These proceeds were used to reduce our obligation currently deferred and owed to affiliates of the Sponsor.

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

As of December 31, 2007, the Sponsor or an affiliate owned 677,761 shares of the Fund which is 21% of the outstanding shares.  The Fund has entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

These expense reimbursements include direct and prorated costs incurred in the management and operation of NTS/LFII and NTS/VA.  These reimbursements include management, accounting, professional, engineering development, marketing and office personnel employment costs incurred by NTS Management and/or certain affiliates as well as various non-payroll related operating expenses.  Employment costs are for those individuals rendering services at the residential projects, some of whom are full-time and on site, and others who are not on site or have multiple residential project responsibilities.  For services provided by individuals not on site or with multiple residential project responsibilities, costs are prorated by NTS Management and allocated to the appropriate residential project in accordance with the Management Agreements.  As permitted by the Management Agreements, we were charged the following amounts for the year ended December 31, 2007, 2006 and 2005.  These amounts are reflected in selling, general and administrative - affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements.

	2007	2006	2005
Personnel Related Costs
Financing and accounting	$324,000	$339,000	$312,000
Data processing	11,000	11,000	21,000
Human resources	73,000	74,000	68,000
Sales and administrative	512,000	807,000	1,291,000
Construction management	90,000	13,000	2,000
Legal	60,000	69,000	115,000
Rent	70,000	14,000	26,000

Total expense reimbursements	$1,140,000	$1,327,000	$1,835,000

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements.  Overhead recovery for the years ended December 31, 2007, 2006 and 2005, was approximately $129,000, $379,000 and $867,000, respectively.  These amounts are classified with selling, general and administrative - affiliates in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $1,527,000, $1,565,000 and $1,479,000 accrued to NTS Management or an affiliate during the years ended December 31, 2007, 2006 and 2005, respectively, for Fawn Lake Country Club. Such costs include employment costs of management, golf course maintenance, golf professionals, kitchen personnel, and accounting as well as various non-payroll related operating expenses.  In addition, there were overhead recovery fees of approximately $76,000, $75,000 and $68,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club for the years ended December 31, 2007, 2006 and 2005. The Fawn Lake Country Club expense reimbursements and overhead recovery fees were included with country club operations in our consolidated statement of operations for the years ended December 31, 2007, 2006 and 2005.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects.  The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to the then existing stockholders of the Fund an amount which, after adding thereto all other payments actually remitted or distributed to such stockholders of the Fund, is at least equal to the stockholders’ original capital contribution.  As of December 31, 2007, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000.  As of December 31, 2007, no amount had been accrued as an incentive payment in our consolidated financial statements.

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

Accounts Payable and Accrued Expenses - Affiliates

As of December 31, 2007 and 2006, we owed approximately $4,712,000 and $4,939,000, respectively, to NTS Management, NTS Development and its affiliates for salary and overhead reimbursements included in accounts payable and accrued expenses - affiliates.

NTS Development and NTS Management have agreed to defer, through December 31, 2008, amounts owed to them by us as of December 31, 2007 and those amounts accruing from January 1, 2008 through December 31, 2008, other than as permitted by our cash flows.  There can be no assurances that NTS Development and NTS Management will continue to defer amounts due them past December 31, 2008.

Sale of Undeveloped Land

On March 6, 2001, NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC (“Fairways”), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party).  The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000.  Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold.  The sale has been recorded using the cost recovery method and the transaction has been recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000 which are discounted to a net present value of $920,000.  Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller’s (NTS/LFII) cost of the property sold.  During 2007 and 2006, NTS/LFII recognized revenue of approximately $14,000 and $89,500 respectively, and interest income of approximately $15,000 and $99,000 respectively, from Fairways payments.  The transactional values were derived from an independent appraisal.

On January 31, 2008 Lake Forest Fairways, LLC paid the balance owed to NTS/LFII for the remaining 52 home units at $14,500 per each home unit.  During 2008, NTS/LFII recognized revenue of approximately $358,000 and interest income of approximately $396,000 from this final Fairways payment.

Note 9 – Country Club Accounting

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Condensed Statements of Operations
Revenues:
Operating revenues	$2,047,000	$2,003,000	$1,803,000

Expenses:
Cost of goods sold	348,000	427,000	332,000
Selling, general and administrative - affiliates	1,603,000	1,639,000	1,547,000
Selling, general and administrative	728,000	845,000	735,000
Depreciation	122,000	122,000	125,000

Total expenses	2,801,000	3,033,000	2,739,000

Net loss	$(754,000)	$(1,030,000)	$(936,000)

Selling, general and administrative - affiliates include expense reimbursements of approximately $1,527,000 and overhead recovery fees of approximately $76,000, accrued to NTS Management or an affiliate.  The expense reimbursements include employment costs of management, golf course maintenance, golf professionals, kitchen personnel, and accounting as well as various non-payroll related operating expenses.  The overhead recovery fees are reimbursements to NTS Management for overhead expenses attributable to the employees and efforts of NTS Management, in an amount equal to 3.75% of the country club’s gross cash receipts.

Selling, general and administrative includes landscaping, repairs and maintenance, operating lease payments, utilities, advertising and insurance.

Note 10 – Income Taxes

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

	2007	2006
Deferred tax assets/liabilities
Net operating loss carry forwards	$11,255,000	$10,291,000
Deferred revenue	218,000	223,000

Deferred tax assets	11,473,000	10,514,000

Deferred tax liabilities	(1,051,000)	(1,000,000)

Valuation allowance	(10,422,000)	(9,514,000)

Total deferred tax assets/liabilities	$—	$—

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria as defined in SFAS No. 109, “Accounting for Income Taxes.”  In 2005, a portion of the valuation allowance was released and net operating loss carry forwards were utilized to offset current year tax expense.  The Fund has determined, based on its history of operating losses and its expectations for the future, that it is more likely than not that the net deferred tax assets on December 31, 2007 and 2006, will not be realized.  As of December 31, 2007, we have a federal net operating loss carry forward of approximately $29,534,000 expiring during various years beginning in 2018 and ending in 2027.  Our federal income tax returns for 2004, 2005, and 2006 are open to examination.

A reconciliation of the statutory rate to the effective rate of the Fund for the years ended December 31 is as follows:

	2007	2006	2005
Tax (benefit) provision using statutory rate	$(814,000)	$(320,000)	$1,123,000
(Decrease) increase in valuation allowance	908,000	380,000	(1,164,000)
Other	(94,000)	(33,000)	41,000
Credits	—	(27,000)	—
Alternative minimum tax	—	—	18,000

Income tax expense	$—	$—	$18,000

Substantially all of the difference between the tax (benefit) provision calculated at the statutory rate and the tax expense recorded on the accompanying statements of operations is due to the change of the valuation allowance on previously recorded deferred tax assets.

There were no unrecognized tax benefits, therefore we have not included a reconciliation of the beginning and ending balance of our unrecognized tax benefits from January 1, 2007, the date on which we adopted FIN 48.  We recognize interest accrued and penalties related to unrecognized tax benefits as a part of income tax expense.

Note 11 – Financial Instruments

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

Note 12 – Commitments and Contingencies

Dissolution and Liquidation

We are a finite life entity.  Our organizational documents require us to dissolve and commence an orderly liquidation by December 31, 2008.  Delaware law, our state of incorporation, provides us with a three-year period after dissolution to wind up our affairs and issue final distributions to stockholders.  We anticipate filing for dissolution on or before December 31, 2008, and thereupon initiating our liquidation.

Final liquidating distributions will be made after payment of all of our debts and obligations, including approximately $4,712,000 currently deferred and owed to affiliates of the Sponsor by us and our portion of approximately $2,000 currently deferred and owed to affiliates of the Sponsor by the Joint Venture (as of December 31, 2007 our portion is approximately $1,000).  See Part III, Item 13 — Certain Relationships and Related Transactions for further discussion of amounts currently deferred and owed to affiliates of the Sponsor.  Among the obligations also required to be resolved prior to issuing final distributions is the Lake Forest Orlando homeowners lawsuit.  See Litigation for further discussion of the Lake Forest Orlando Lawsuit.  The amount available for distribution upon the completion of our liquidation, however, cannot be estimated with certainty given that final distributions will likely not be issued for several years.

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that when we complete our liquidation, the aggregate distributions made to stockholders from all sources during our existence will be at least equal to the original capital contributions attributable to our then outstanding shares.  As of December 31, 2007, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid aggregate distributions of approximately $23,141,000.  As discussed further below, based on our most recent analysis, which includes all of the Guarantor’s assets, the amount projected to be distributed to our stockholders at the completion of our liquidation will not be sufficient to return an amount equal to their original capital contributions.

The liability of the Guarantor under the guaranty is expressly limited to its assets.  The Guarantor’s sole asset is a $10 million demand promissory note from Mr. J. D. Nichols personally.  Mr. Nichols is the Chairman of the Board of Directors of the Sponsor.  There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty.  The Guarantor may in the future guarantee obligations of other third parties, including guaranties of obligations owed by our affiliates to other entities.

In connection with our ongoing review of the status of our properties and progress to liquidation we estimate the total distributions anticipated to be issued to our stockholders through the completion of our liquidation.  As part of the current period’s review process, we incorporated the analysis provided by an independent third-party concerning our Fawn Lake development.  The downturn in the United States residential real estate market in general, and, in particular, in the Washington D.C. market, have negatively impacted our estimates of the likely net profits to be generated from our Fawn Lake development by the completion of the liquidation.  Based on our most recent analysis, we currently anticipate that after payment of all liabilities, the proceeds from future property sales, liquidation of other assets and a $10 million payment from the Guarantor will be insufficient to return to stockholders an amount equal to original capital contributions attributable to the then outstanding shares.  As final liquidating distributions are not likely for several years, these estimates may change significantly prior to their issuance.  The current estimate, however, reflects a substantial shortfall, which, at this time, we anticipate is unlikely to be recovered prior to the issuance of final liquidating distributions.

Conditions may arise impacting our ability to complete a timely and orderly liquidation, thereby reducing the potential maximum value of our assets.  This, in turn, could reduce our earnings and thereby liquidating distributions to our stockholders.

Litigation

Except as described below, we do not believe there is any litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance and none of which is expected to have a material adverse effect on our consolidated financial statements.  We believe we have adequate insurance.

On June 4, 2007, the Joint Venture received notice from the Lake Forest Master Community Association, Inc. (“the Association”) of alleged construction defects in bridges, roadways, retaining walls, storm drains and other constructed facilities turned over to the Association in September of 2005.  On June 28, 2007, a second notice of claim was received by the Joint Venture from the Association alleging additional defects in the underdrain systems also turned over to the Association.  The estimated value placed on the defects by the Association is approximately $4,500,000.  The Joint Venture responded to the claim in accordance with Florida Statute Sec 558 and has performed preliminary investigations to determine if any of these alleged defects exist.  The Joint Venture continues to respond to the Association consistent with the procedures outlined in the aforementioned statute.  On August 3, 2007, the Joint Venture was served with a lawsuit in Seminole County, Florida, by the Association naming Orlando Lake Forest Joint Venture, Orlando Lake Forest Inc., NTS Mortgage Income Fund, OLF II Corporation and Orlando Capital Corporation as defendants.  The lawsuit alleges that bridges, roadways, retaining walls, storm drains and other constructed facilities were constructed with defects and deficiencies.  Hearings were held on December 19, 2007, on our motion to dismiss and we are presently awaiting our court’s decision.  No trial date has been set, and the case is at the early stages.  It is not otherwise possible to predict the outcome of this litigation at this time.  The Joint Venture is not aware of any defects that presently require the accrual of a loss contingency and plans to vigorously defend itself against this claim and the associated lawsuit.

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

NTS/LFII and NTS/VA have various certificates of deposit, bonds and letters of credit outstanding to governmental agencies and utility companies totaling approximately $440,000 in certificates of deposit and $5,166,000 in bonds and letters of credit as of December 31, 2007.  The primary purpose of these instruments is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

Note 13 – Guaranties to the Fund

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to stockholders from all sources during our existence is at least equal to the original capital contributions attributable to our then outstanding shares.  As of December 31, 2007, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid distributions of approximately $23,141,000.

Any liability of the Guarantor under the guaranty is expressly limited to its assets.  The Guarantor holds a $10.0 million demand promissory note from Mr. J.D. Nichols, personally.  Mr. Nichols is the Chairman of the Board of Directors of the Sponsor.  There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty.  The Guarantor may in the future guarantee obligations of other third parties including guaranties of obligations owed by our affiliates to other entities.

Based on our most recent analysis referred to in Note 12 - Commitments and Contingencies, the entire assets of the Guarantor will be called upon to fulfill the capital return guaranty.  Even with a $10.0 million payment from the Guarantor, current estimates indicate that final liquidating distributions will be insufficient to return to stockholders an amount equal to original capital contributions attributable to the then outstanding shares.  As final liquidating distributions are not likely for several years, these estimates may change significantly prior to their issuance.

Note 14 – Unaudited Quarterly Financial Data

	2007
	March 31	June 30	September 30	December 31	Total
Total sales	$613,013	$1,152,220	$753,320	$531,496	$3,050,049
Cost of sales	(253,983)	(787,325)	(380,349)	(397,774)	(1,819,431)

Gross profit	359,030	364,895	372,971	133,722	1,230,618

Total expenses	1,299,910	1,617,496	1,646,803	1,400,516	5,964,725
Loss before other income (expense) and federal income tax	(513,958)	(593,882)	(671,219)	(791,347)	(2,570,406)
Income (loss) from investment in unconsolidated affiliate	257,800	105,240	(98,659)	(87,794)	176,587

Loss before federal income tax	(256,158)	(488,642)	(769,878)	(879,141)	(2,393,819)
Federal income tax	—	—	—	—	—
Net loss	$(256,158)	$(488,642)	$(769,878)	$(879,141)	$(2,393,819)

Net loss per share	$(0.08)	$(0.15)	$(0.24)	$(0.28)	$(0.75)

	2006
	March 31	June 30	September 30	December 31	Total
Total sales	$2,381,075	$2,100,610	$2,405,137	$2,731,170	$9,617,992
Cost of sales	(1,740,240)	(1,638,169)	(1,858,590)	(2,112,729)	(7,349,728)

Gross profit	640,835	462,441	546,547	618,441	2,268,264

Total expenses	1,495,246	1,771,768	1,613,187	1,506,226	6,386,427
Loss before other income (expense) and federal income tax	(421,268)	(688,973)	(477,040)	(396,435)	(1,983,716)
Income from investment in unconsolidated affiliate	149,964	593,531	148,490	151,337	1,043,322

Loss before federal income tax	(271,304)	(95,442)	(328,550)	(245,098)	(940,394)
Federal income tax	—	—	—	—	—
Net loss	$(271,304)	$(95,442)	$(328,550)	$(245,098)	$(940,394)

Net loss per share	$(0.09)	$(0.03)	$(0.10)	$(0.08)	$(0.30)

Note 15 – Subsequent Event

On March 26, 2008, Orlando Lake Forest Joint Venture entered into an agreement to sell a parcel of land totaling approximately 11 acres for an aggregate sale price of $5.3 million.  The purchaser is a joint venture between an affiliate, NTS Realty Holdings Limited Partnership and an unaffiliated third party.  The transaction is expected to close within 150 days of the date of the sale agreement.

Report of Independent Auditors

To the Orlando Lake Forest Joint Venture:

We have audited the accompanying balance sheets of Orlando Lake Forest Joint Venture (a Florida general partnership) as of December 31, 2007 and 2006, and the related statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of Orlando Lake Forest Joint Venture’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orlando Lake Forest Joint Venture at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

Louisville, Kentucky
March 26, 2008

ORLANDO LAKE FOREST JOINT VENTURE

Balance Sheets as of December 31, 2007 and 2006

	2007	2006
ASSETS:
Cash and equivalents	$243,569	$267,790
Inventory	555,806	956,390
Property and equipment, net of accumulated depreciation of approximately $146,000 and $129,000, respectively	—	17,048
Other assets	—	31,696

Total assets	$799,375	$1,272,924

LIABILITIES AND PARTNERS’ EQUITY:
Accounts payable and accrued expenses	$119,796	$124,584
Accounts payable — affiliates	2,021	5,958
Lot deposits	—	18,000

Total liabilities	121,817	148,542

COMMITMENTS AND CONTINGENCIES (NOTE 3)

Total partners’ equity	677,558	1,124,382

Total liabilities and partners’ equity	$799,375	$1,272,924

The accompanying notes to financial statements are an integral part of these statements.

ORLANDO LAKE FOREST JOINT VENTURE

Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
REVENUE:
Lot sales, net of discounts	$1,476,400	$3,860,400	$3,977,632
Cost of sales	(554,025)	(1,417,107)	(2,124,907)

Gross profit	922,375	2,443,293	1,852,725

EXPENSES:
Selling, general and administrative - affiliates	97,272	192,710	301,006
Selling, general and administrative	467,378	189,940	399,270
Other expense	25	25	—
Depreciation and amortization	17,048	20,966	24,825

Total operating expenses	581,723	403,641	725,101

Income before interest and other income	340,652	2,039,652	1,127,624
Interest and other income	12,524	46,991	79,758

NET INCOME	$353,176	$2,086,643	$1,207,382

The accompanying notes to financial statements are an integral part of these statements.

ORLANDO LAKE FOREST JOINT VENTURE

Statements of Partners’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Partners’ Equity
PARTNERS’ EQUITY:
Balance on January 1, 2005	$4,530,357

Net income	1,207,382
Cash distributions	(2,600,000)

Balance on December 31, 2005	3,137,739

Net income	2,086,643
Cash distributions	(4,100,000)

Balance on December 31, 2006	1,124,382

Net income	353,176
Cash distributions	(800,000)

Balance on December 31, 2007	$677,558

The accompanying notes to financial statements are an integral part of these statements.

ORLANDO LAKE FOREST JOINT VENTURE

Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$353,176	$2,086,643	$1,207,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,048	20,966	24,825
Changes in assets and liabilities:
Inventory	400,584	1,207,732	1,098,084
Other assets	31,696	4,515	(18,025)
Accounts payable and accrued expenses	(4,788)	(39,926)	(848,153)
Lot deposits	(18,000)	(27,500)	5,000

Net cash provided by operating activities	779,716	3,252,430	1,469,113

CASH FLOWS FROM FINANCING ACTIVITIES:
Accounts payable — affiliates	(3,937)	5,022	(648)
Cash distributions	(800,000)	(4,100,000)	(2,600,000)

Net cash used in financing activities	(803,937)	(4,094,978)	(2,600,648)

NET DECREASE IN CASH AND EQUIVALENTS	(24,221)	(842,548)	(1,131,535)

CASH AND EQUIVALENTS, beginning of year	267,790	1,110,338	2,241,873

CASH AND EQUIVALENTS, end of year	$243,569	$267,790	$1,110,338

The accompanying notes to financial statements are an integral part of these statements.

ORLANDO LAKE FOREST JOINT VENTURE

Notes to Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies

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

F) Accounting for Impairment

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  Application of this standard during the years ended December 31, 2007, 2006 and 2005 did not result in an impairment loss.

G) Advertising

OLFJV expenses advertising costs as incurred, which are included in selling, general and administrative in the accompanying statements of operations.  Advertising expense was approximately $23,000, $5,000 and $127,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

H) Environmental Remediation and Compliance

Environmental liabilities for remediation costs are accrued based on estimates of known environmental remediation exposures.  Liabilities are recognized when they are probable and can be reasonably estimated.  Environmental compliance costs are expensed as incurred.  No such liabilities existed as of December 31, 2007, 2006 and 2005.

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

K) Segment Reporting

OLFJV’s reportable operating segments include only one segment that is the development and sale of residential subdivision lots.

Note 2 – Inventory

Inventory consists approximately of the following as of December 31:

	2007	2006
Land held for future development, under development and completed lots	$537,000	$922,000
Amenities	19,000	34,000

	$556,000	$956,000

OLFJV capitalized in inventory approximately $11,000 and $6,000 of real estate taxes in 2007 and 2006, respectively.  Interest and real estate taxes incurred were approximately $52,000 and $78,000 in 2007 and 2006, respectively.

Note 3 – Commitments and Contingencies

Litigation

Except as described below, OLFJV does not believe there is any litigation threatened against OLFJV other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the financial statements of OLFJV.  We believe we have adequate insurance.

On June 4, 2007, the Joint Venture received notice from the Lake Forest Master Community Association, Inc. (“the Association”) of alleged construction defects in bridges, roadways, retaining walls, storm drains and other constructed facilities turned over to the Association in September of 2005.  On June 28, 2007, a second notice of claim was received by the Joint Venture from the Association alleging additional defects in the underdrain systems also turned over to the Association.  The estimated value placed on the defects by the Association is approximately $4,500,000.  The Joint Venture responded to the claim in accordance with Florida Statute Sec 558 and has performed preliminary investigations to determine if any of these alleged defects exist.  The Joint Venture continues to respond to the Association consistent with the procedures outlined in the aforementioned statute.  On August 3, 2007, the Joint Venture was served with a lawsuit in Seminole County, Florida, by the Association naming Orlando Lake Forest Joint Venture, Orlando Lake Forest Inc., NTS Mortgage Income Fund, OLF II Corporation and Orlando Capital Corporation as defendants.  The lawsuit alleges that bridges, roadways, retaining walls, storm drains and other constructed facilities were constructed with defects and deficiencies.  Hearings were held on December 19, 2007, on our motion to dismiss and we are presently awaiting our court’s decision.  No trial date has been set, and the case is at the early stages.  It is not otherwise possible to predict the outcome of this litigation at this time.  The Joint Venture is not aware of any defects that presently require the accrual of a loss contingency and plans to vigorously defend itself against this claim and the associated lawsuit.

Note 4 – Related Party Transactions

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

Expense recovery of approximately $41,000, $46,000 and $149,000 accrued to NTS Management or an affiliate during the years ended December 31, 2007, 2006 and 2005, respectively, for employment costs and various non-payroll related operating expenses.  These amounts are reflected in selling, general and administrative - affiliates on the accompanying statements of operations:

	2007	2006	2005
Personnel Related Costs
Finance and accounting	$18,000	$—	$51,000
Sales and administrative	23,000	46,000	86,000
Data processing	—	—	10,000
Human resources	—	—	2,000

Total expense reimbursements	$41,000	$46,000	$149,000

Additionally, OLFJV incurs an overhead recovery, which is a reimbursement to NTS Management for overhead expenses attributable to the employees and the efforts of NTS Management, in an amount equal to 3.75% of the project’s gross cash receipts.  For the years ended December 31, 2007, 2006 and 2005, overhead recovery incurred was approximately $56,000, $146,000 and $152,000, respectively.

B) Accounts Payable - Affiliates

As presented in the accompanying balance sheet as of December 31, 2007 and 2006, accounts payable - affiliates of approximately $2,000 and $6,000, respectively, were due to NTS Development Company and NTS Management for salary and overhead reimbursements.

Note 5 – Subsequent Event

On March 26, 2008, Orlando Lake Forest Joint Venture entered into an agreement to sell a parcel of land totaling approximately 11 acres for an aggregate sale price of $5.3 million.  The purchaser is a joint venture between an affiliate, NTS Realty Holdings Limited Partnership and an unaffiliated third party.  The transaction is expected to close within 150 days of the date of the sale agreement.

REPORT OF INDEPENDENT AUDITORS

To the Stockholder of NTS Guaranty Corporation:

We have audited the accompanying balance sheets of NTS Guaranty Corporation (a Kentucky corporation) as of December 31, 2007 and 2006, and the related statements of operations for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of NTS Guaranty Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS Guaranty Corporation at December 31, 2007 and 2006, and the results of its operations for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

Louisville, Kentucky
March 26, 2008

NTS GUARANTY CORPORATION

Balance Sheets as of December 31, 2007 and 2006

	2007	2006
ASSETS:
Cash	$100	$100

Total assets	$100	$100

LIABILITIES:
General liability	$10,000,000	$10,000,000

STOCKHOLDER’S EQUITY:
Common stock, no par value, 100 shares issued and outstanding	10	10
Additional paid-in-capital	10,000,090	10,000,090
Deficit	(10,000,000)	(10,000,000)
	100	100

Less non-interest bearing demand note receivable from the stockholders	(10,000,000)	(10,000,000)

Total liabilities and stockholders’ equity	$100	$100

The accompanying notes to financial statements are an integral part of these statements.

NTS GUARANTY CORPORATION

Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Guarantee liability	$—	$—	$—

NET LOSS	$—	$—	$—

The accompanying notes to financial statements are an integral part of these statements.

NTS GUARANTY CORPORATION

Notes to Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies

A) Organization

NTS Guaranty Corporation (the “Guarantor”), a Kentucky corporation, was formed in February 1987 and is an affiliate of NTS Corporation.  NTS Corporation is the Sponsor of the NTS Mortgage Income Fund (the “Fund”).  The Guarantor is classified as an “S” Corporation under the Internal Revenue Code.  The balance sheets include all of the assets and liabilities which relate to the Guarantor.  The Guarantor is authorized to issue up to 2,000 shares of common stock with no par value.  There are 100 shares issued and outstanding which were purchased by Mr. J. D. Nichols, Chairman of the Board of Directors of the Sponsor and of the Fund.  In addition, Mr. Nichols has given the Guarantor a non-interest bearing demand note receivable for $10.0 million, the receivable of which is included in additional paid-in capital.  No statements of cash flows are presented, as there are no cash transactions to report during the three years ended December 31, 2007.

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

Note 2 – Commitments

The Guarantor has guaranteed that at the time that the Fund is liquidated and dissolved, the total distributions the Fund has made to stockholders from all sources during its existence is at least equal to the original capital contributions attributable to the then outstanding shares.  As of December 31, 2007, the original capital contributions attributable to the Fund’s outstanding shares were $63,690,000 and the Fund had paid distributions of approximately $23,141,000.

Any liability of the Guarantor under the guaranty is expressly limited to its assets.  The Guarantor holds a $10.0 million demand promissory note from Mr. J.D. Nichols, personally.  Mr. Nichols is the stockholder of Guarantor and Chairman of the Board of Directors of the Sponsor.  There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty.  The Guarantor may in the future guarantee obligations of other third parties including guaranties of obligations owed by our affiliates to other entities.

The Fund is a finite life entity.  Its organizational documents require it to commence an orderly liquidation by December 31, 2008.  Delaware law, its state of incorporation, provides for a three-year period after the initiation of its liquidation to wind up its affairs and issue final distributions to stockholders.

In connection with our ongoing review of the status of our properties and progress to liquidation, we have estimated the approximate total distributions which we anticipate making to our stockholders through dissolution.  As part of the current period’s review process we incorporated the analysis provided by an independent third-party concerning Fawn Lake.  As final liquidating distributions are not likely for several years, these estimates may change significantly prior to dissolution. The current estimate, however, reflects a substantial shortfall, which, at this time, we anticipate is unlikely to be recovered prior to the issuance of final liquidating distributions.

Based on the estimate referred to above and the $10.0 million to be provided by the Guarantor, the remaining amount projected to be distributed to the Fund’s stockholders appears to be insufficient to meet the return of capital guaranty to stockholders.

Note 3 – Guaranty Liability

The Fund’s analysis discussed above and updated as of December 31, 2007, as to the approximate total distributions which it anticipates making to its stockholders through dissolution was not estimated to return the original capital contributions attributable to its outstanding shares.  As a result, the estimated distributions the Fund can pay, according to its analysis, are less than the amount of distributions necessary to return the original capital contributions.  We believe it is probable that the guaranty will be called upon and, accordingly, we have recorded a liability for the full amount of $10.0 million.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of December 31, 2007, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)- 15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate or be circumvented.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of December 31, 2007.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T) – CONTROLS AND PROCEDURES

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 29, 2008.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 29, 2008.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 29, 2008.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 29, 2008.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 29, 2008.

PART IV

ITEM 15 – EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

1 – Consolidated Financial Statements

The consolidated financial statements for the NTS Mortgage Income Fund, Orlando Lake Forest Joint Venture and the NTS Guaranty Corporation, along with the reports from Ernst & Young LLP dated March 26, 2008, appear in Part II, Item 8.

2 – Consolidated Financial Statement Schedules

All schedules have been omitted because they are not applicable, are not required, or because the required information is included in the consolidated financial statements or notes thereto.

3 – Exhibits

Exhibit No.
3.1	Restated Certificate of Incorporation	(1)

3.2	By-Laws	(3)

10.1	Material contracts - the agreements whereby the Registrant acquired all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA, and the Property Management Agreements between the Registrant and NTS Management	(2)

10.2	Form of Guaranty Agreement	(5)

10.3	Demand Promissory Note	(5)

10.4	Form of Advisory Agreement	(1)

14	Code of Ethics	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(5)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(5)

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(5)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(5)

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-11, referencing the exhibit number used in such Registration Statement.

(2)	Incorporated by reference from the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 14, 1998.

(3)	Incorporated by reference from the Registrant’s Definitive Proxy Statement on Form DEF 14A, as filed with the Securities and Exchange Commission on April 30, 2007.

(4)	Located on the Registrant’s website www.ntsdevelopment.com.

(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NTS MORTGAGE INCOME FUND

By:	/s/ Brian F. Lavin
Brian F. Lavin
	Its:	President
	Date:	March 26, 2008

By:	/s/ Gregory A. Wells
Gregory A. Wells
	Its:	Chief Financial Officer
	Date:	March 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J.D. Nichols
J.D. Nichols
	Its:	Chairman of the Board of Directors
	Date:	March 26, 2008

By:	/s/ Robert M. Day
Robert M. Day
	Its:	Director
	Date:	March 26, 2008

By:	/s/ Robert A. Guimbarda
Robert A. Guimbarda
	Its:	Director
	Date:	March 26, 2008

By:	/s/ Gerald B. Thomas
Gerald B. Thomas
	Its:	Director
	Date:	March 26, 2008