Form 10-Q
period 2008-03-31
NTS MORTGAGE INCOME FUND
filed 2008-05-09
CIK 841942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 7, 2008, the registrant had approximately 3,187,000 shares of common stock outstanding.

NTS MORTGAGE INCOME FUND

FORM 10-Q

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this quarterly report on Form 10-Q, particularly those included in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may be considered “forward-looking statements” because the statements relate to matters which have not yet occurred.  For example, phrases such as “we anticipate,” “believe” or “expect” indicate that it is possible that the event anticipated, believed or expected may not occur.  If these events do not occur, the result, which we expected, also may, or may not, occur in a different manner, which may be more or less favorable to us.  We do not undertake any obligation to update these forward-looking statements.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our best judgment based on known factors, but involve risks and uncertainties.  Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our most recent annual report on Form 10-K, which was filed on March 28, 2008.  Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

NTS MORTGAGE INCOME FUND

Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007

	(Unaudited)
	March 31, 2008	December 31, 2007
ASSETS:
Cash and equivalents	$572,094	$508,886
Membership initiation fees and other accounts receivable, net of allowance of approximately $90,000 and $120,000, respectively	347,462	357,961
Inventory	22,979,585	23,854,762
Property and equipment, net of accumulated depreciation of approximately $1,744,000 and $1,693,000, respectively	3,980,405	4,028,608
Investment in unconsolidated affiliate	289,845	338,779
Other assets	194,585	215,045

Total assets	$28,363,976	$29,304,041

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and accrued expenses	$986,502	$1,075,998
Accounts payable and accrued expenses due to affiliates	1,916,801	4,711,582
Mortgage and notes payable	6,995,458	5,542,030
Other liabilities	333,064	386,212

Total liabilities	10,231,825	11,715,822

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 6,000,000 shares authorized	3,187	3,187
Additional paid-in-capital	54,163,354	54,163,354
Accumulated deficit	(36,034,390)	(36,578,322)

Total stockholders’ equity	18,132,151	17,588,219

Total liabilities and stockholders’ equity	$28,363,976	$29,304,041

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUE:
Lot sales, net of discounts	$2,588,492	$613,013
Cost of sales	(1,402,548)	(253,983)

Gross profit	1,185,944	359,030

Country Club revenue	419,922	411,953

Total revenues	1,605,866	770,983

EXPENSES:
Selling, general and administrative - affiliates	405,443	295,743
Selling, general and administrative	361,222	350,519
Interest expense	498	1,129
Other taxes and licenses	13,459	19,782
Depreciation and amortization	51,141	48,856
Country Club operations	656,477	583,881

Total operating expenses	1,488,240	1,299,910

Income (Loss) before other income and income taxes	117,626	(528,927)
Other income (expense), net	475,240	14,969
(Loss) Income from investment in unconsolidated affiliate	(48,934)	257,800

Income (Loss) before income taxes	543,932	(256,158)

Income taxes	—	—

NET INCOME (LOSS)	$543,932	$(256,158)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK	$0.17	$(0.08)

Weighted average number of shares	3,187,328	3,187,328

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$543,932	$(256,158)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	51,141	48,856
Loss (Income) from investment in unconsolidated affiliate	48,934	(257,800)
Changes in assets and liabilities:
Membership initiation fees and other accounts receivable	10,499	(25,035)
Notes receivable	—	102,994
Inventory	881,211	(536,699)
Accounts payable and accrued expenses	(89,496)	(535,984)
Other liabilities	(53,148)	(16,678)
Other assets	14,425	48,658

Net cash provided by (used in) operating activities	1,407,498	(1,427,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,937)	(182,086)
Cash distributions from unconsolidated affiliate	—	400,000

Net cash (used in) provided by investing activities	(2,937)	217,914

CASH FLOWS FROM FINANCING ACTIVITIES:
Accounts payable and accrued expenses due to affiliates	(2,794,781)	(266,176)
Proceeds from mortgages and notes payable	1,465,000	1,605,000
Payments on mortgages and notes payable	(11,572)	(115,068)

Net cash (used in) provided by financing activities	(1,341,353)	1,223,756

NET INCREASE IN CASH AND EQUIVALENTS	63,208	13,824

CASH AND EQUIVALENTS, beginning of period	508,886	821,248

CASH AND EQUIVALENTS, end of period	$572,094	$835,072

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS Mortgage Income Fund’s (the “Fund” or “MIF”) 2007 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2008.  In our opinion all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months ended March 31, 2008 and 2007.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q the terms “we,” “us”, or “our,” as the context requires, may refer to the Fund or its interests in its properties and joint venture.

Note 1 – Organization

A) Organization

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

Final liquidating distributions will be made after payment of all of our debts and obligations, including approximately $1,917,000 currently deferred and owed to affiliates of the Sponsor by us and our portion of approximately $4,000 currently deferred and owed to affiliates of the Sponsor by the Orlando Lake Forest Joint Venture (“the Joint Venture”) (as of March 31, 2008 our portion is approximately $2,000).  Among the obligations also required to be resolved prior to issuing final distributions is the Lake Forest Orlando homeowners’ lawsuit.  See Note - 15 Commitments and Contingencies for further discussion of the Lake Forest Orlando Lawsuit.  The amount available for distribution upon the completion of our liquidation, however, cannot be estimated with certainty given that final distributions will likely not be issued for several years.

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

We also own a 50% interest in the Orlando Lake Forest Joint Venture.  See Note 9 - Investment in Unconsolidated Affiliate for further information pertaining to the investment.

B) Going Concern

The accompanying financial statements of NTS Mortgage Income Fund have been prepared assuming that the Fund will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  The carrying amounts of assets and liabilities presented in the accompanying financial statements do not purport to represent realizable or settlement values.  However, the Fund’s mortgage note payable had an outstanding balance of $7.0 million as of March 31, 2008 and was due on May 1, 2008.  In addition, the Fund’s revenues have declined significantly in 2007 and 2006 and the Fund has suffered recurring operating losses.  These factors currently raise substantial doubt for the Fund’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  On May 1, 2008, our existing lender agreed to extend the maturity of our mortgage note payable until August 31, 2008.  We anticipate renewing, extending or refinancing our indebtedness.  There can be no assurance; however, we will be capable of doing so in a timely manner.

C) Recent Accounting Pronouncements

SFAS No. 157, Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  SFAS No. 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  The provisions of SFAS No. 157 were effective as of January 1, 2008; however, FASB Staff Position No. 157-2 defers the effective date for certain non-financial assets and liabilities not re-measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008 or our first quarter of fiscal 2009.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•                  Level 1:  Quoted market prices in active markets for identical assets or liabilities.

•                  Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3:  Unobservable inputs that are not corroborated by market data.

As of March 31, 2008, we do not have any financial assets or liabilities that are measured at fair value on a recurring basis.

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

Note 6 – Inventory

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

	(Unaudited)
	March 31, 2008	December 31, 2007

Inventory consists of approximately the following:
Land held for future development, under development and completed lots	$16,457,000	$17,262,000
Amenities	6,523,000	6,593,000

	$22,980,000	$23,855,000

	(Unaudited)
	Three Months Ended	Year Ended
	March 31, 2008	December 31, 2007

Items capitalized to inventory:
Capitalized interest	$107,000	$306,000

Capitalized property taxes	$77,000	$306,000

The amenities for NTS/VA include all common areas, entrance walls, a lake and a dam, a maintenance facility, a clubhouse, a golf course, swimming pools, tennis courts, sports fields and parks.

The inventory balance for NTS/LFII was insignificant as of March 31, 2008 and December 31, 2007.

Note 7 – Property and Equipment

The following schedule provides an analysis of our approximate investment in property and equipment:

	(Unaudited)
	March 31, 2008	December 31, 2007
Land and buildings	$4,553,000	$4,553,000
Equipment	1,171,000	1,169,000
	5,724,000	5,722,000

Less accumulated depreciation	1,744,000	1,693,000

	$3,980,000	$4,029,000

Note 8 – Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  Application of this standard during the periods ended March 31, 2008 and December 31, 2007, did not result in an impairment loss.

Note 9 – Investment in Unconsolidated Affiliate

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

The Joint Venture owns the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land.  Our development activities at this location are substantially complete.  As of March 31, 2008, the Joint Venture has 5 single-family homesites left to sell and an 11 acre tract of commercial land.

The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement.  As of March 31, 2008 and December 31, 2007, our percentage interest was 50%, and our investment balance in the Joint Venture was approximately $290,000 and $339,000, respectively.  Our share of the Joint Venture’s net (loss) income, for the three months ended March 31, 2008 and 2007 was approximately ($49,000) and $258,000, respectively.

Presented below are approximate condensed balance sheets for the Joint Venture as of March 31, 2008 and December 31, 2007, and approximate statements of operations for the three months ended March 31, 2008 and 2007:

	(Unaudited)	December 31,
	March 31, 2008	2007
Condensed Balance Sheets
Inventory	$584,000	$556,000
Other, net	45,000	243,000

Total assets	$629,000	$799,000

Liabilities	$49,000	$122,000
Equity	580,000	677,000

Total liabilities and equity	$629,000	$799,000

	(Unaudited)
	Three Months Ended March 31,
	2008	2007
Condensed Statements of Operations
Lot sales, net of discounts	$—	$937,000
Cost of sales	—	(326,000)
Other expenses, net	(98,000)	(95,000)

Net (loss) income	$(98,000)	$516,000

At various times throughout the three months ended March 31, 2007, Orlando Lake Forest Inc., the managing general partner of the Orlando Lake Forest Joint Venture, authorized payment of an aggregate of $800,000 in distributions to the partners of the Joint Venture.  We own a 50% interest in the Joint Venture and received $400,000 of the distribution proceeds.

Note 10 – Mortgage and Notes Payable

Mortgage and notes payable consist of the following:

	(Unaudited)
	March 31, 2008	December 31, 2007
Mortgage loan payable to a bank in the amount of $7,500,000, bearing interest at the Prime Rate, with a revolving principal balance and interest payable monthly, due August 31, 2008, secured by approximately 500 acres of undeveloped land at NTS/VA	$6,980,000	$5,515,000

Other	15,458	27,030

	$6,995,458	$5,542,030

We anticipate seeking an extension or refinancing of the Mortgage loan payable, which is due on August 31, 2008, however, there can be no assurances that we will be successful in doing so.  The Prime Rate was 5.25% and 7.25% on March 31, 2008 and December 31, 2007, respectively.

Our Mortgage loan payable is secured by approximately 500 acres of undeveloped land at the NTS/VA project.  All previous security and collateral pledges were released.  Paydowns from lot sales are no longer required.  The loan is a revolver, with $300,000 of the credit commitment set aside as an interest reserve.  The maximum amount outstanding at any time shall be no greater than $7,500,000.

Note 11 – Revenue Recognition and Cost of Sales

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

Note 12 – Related Party Transactions

On February 17, 2006, NTS/VA entered into an agreement to sell to a related party, Cedar Creek Virginia, LLC, lots 808 through 825, inclusive in Section 27 of the Fawn Lake Development.  The purchase price per lot was $126,150, for an aggregate purchase price of $2,270,700.  The lot price in the agreement was determined by averaging the sales price of similarly situated lots within the NTS/VA Fawn Lake Development.  The Board of Directors of the Fund unanimously adopted a resolution approving the sale of these lots to the related party.  The initial closing occurred on March 29, 2006, where lots 808, 809, 810, 811, 822, 823, 824 and 825 were purchased for an aggregate purchase price of $1,009,200.  The purchaser had 18 months from the initial closing to purchase the remaining lots.  In accordance with SFAS No. 66 “Accounting for Sales of Real Estate,” we have accounted for the initial closing transaction using the deposit method.  During 2006, 5 lots were purchased by Cedar Creek Virginia, LLC for an aggregate of $630,750.  On August 8, 2007, the Board of Directors of the Fund unanimously approved an amendment to the Purchase Agreement.  The Amendment provided for an extension requiring Cedar Creek Virginia, LLC to purchase the remaining ten lots as follows:  three lots by May 23, 2008, three lots by August 23, 2008 and four lots by December 23, 2008.

On February 29, 2008 Cedar Creek Virginia, LLC paid the balance owed to NTS/VA for the remaining lots 812, 813, 814, 815, 816, 817, 818, 819, 820, and 821 for the aggregate price of $1,311,960.  The purchase price includes a 4% lot premium for these lots and in addition, NTS/VA earned approximately $76,000 in interest income due to the extension of the sale per the initial contract.  These proceeds were used to reduce our obligation currently deferred and owed to affiliates of the Sponsor.

Cedar Creek Virginia, LLC is a joint venture engaged in the construction of homes in the Fawn Lake development.  Our Chairman, Mr. J.D. Nichols, our President, Mr. Brian F. Lavin, and the Senior Vice President of NTS/VA, Mr. Ralph DeRosa, are members of Cedar Creek Virginia, LLC. We are not a member of Cedar Creek Virginia, LLC.

On May 4, 2006, NTS/VA sold to a related party, Fawn Lake Sales Center, LLC, 0.57 acres of land for $125,000.  Fawn Lake Sales Center, LLC is a joint venture engaged in the construction and ownership of a sales office building located in the Fawn Lake Development.  Our Chairman, Mr. J.D. Nichols, our President, Mr. Brian F. Lavin, and the Senior Vice President of NTS/VA, Mr. Ralph DeRosa, are members of Fawn Lake Sales Center, LLC.  We are not a member of Fawn Lake Sales Center, LLC.  In March 2007, NTS/VA moved its sales operations into this building and began paying rent to Fawn Lake Sales Center, LLC.  The monthly rent paid by NTS/VA totals $6,500 and is included in our Statement of Operations as selling, general and administrative – affiliates.

On March 26, 2008, Orlando Lake Forest Joint Venture entered into an agreement to sell a parcel of land totaling approximately 11 acres for an aggregate of $5.3 million.  The purchaser is a joint venture between our affiliate, NTS Realty Holdings Limited Partnership, and an unaffiliated third party.   The transaction is expected to close within 150 days of the date of the sale agreement.  We own a 50% interest in the Orlando Lake Forest Joint Venture and anticipate receiving our proportionate share of the net sale proceeds.

As of March 31, 2008, the Sponsor or its affiliates owned 680,154 of our shares, which is 21% of our outstanding shares.  We entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

Property Management Agreements

The ongoing operation and management of the Lake Forest North and Fawn Lake projects will be conducted by NTS Management under the terms of (i) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/LFII and NTS Residential Management Company for the Lake Forest North project, and (ii) a property management agreement executed on December 30, 1997, and dated as of October 1, 1997, by and among the Fund, NTS/VA and NTS Residential Management Company for the Fawn Lake project (collectively, the “Management Agreements”).  The Management Agreements have been renewed through December 31, 2008.  Under the Management Agreements, NTS Management is entitled to reimbursement for costs incurred in the operation and management of the Lake Forest North and Fawn Lake projects, is also entitled to an overhead recovery and may accrue an incentive payment payable as provided therein.

These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA.  These reimbursements include management, accounting, professional, engineering and development, marketing and office personnel employment costs incurred by NTS Management and/or certain of its affiliates as well as various non-payroll related operating expenses.  Employment costs are for those individuals rendering services at the residential projects, some of whom are full-time and on-site, and others who are not on site or have multiple residential project responsibilities.  For services provided by individuals not on site, or with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project, in accordance with the Management Agreements.  As permitted by the Management Agreements, we were charged the following amounts for the three months ended March 31, 2008 and 2007.  These amounts are reflected in selling, general and administrative - affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements.

	(Unaudited)
	Three Months Ended March 31,
	2008	2007
Personnel Related Costs
Finance and accounting	$113,000	$93,000
Data processing	3,000	3,000
Human resources	19,000	18,000
Executive and administrative services	43,000	45,000
Sales and administrative	66,000	78,000
Construction management	9,000	9,000
Legal	16,000	15,000

Total personnel related costs	269,000	261,000

Rent	20,000	9,000

Total expense reimbursements	$289,000	$270,000

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements.  Overhead recovery for the three months ended March 31, 2008 and 2007 was approximately $116,000 and $26,000, respectively.  These amounts are classified with selling, general and administrative-affiliates in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $380,000 and $343,000 accrued to NTS Management or an affiliate during the three months ended March 31, 2008 and 2007, respectively, for Fawn Lake Country Club.  Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses.  In addition, there were overhead recovery fees of approximately $16,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club for each of the three months ended March 31, 2008 and 2007.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects.  The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to our then existing stockholders an amount which, after adding thereto all other payments actually remitted or distributed to such stockholders of the Fund, is at least equal to the stockholders’ original capital contribution.  As of March 31, 2008, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000.  As of March 31, 2008, no amount had been accrued as an incentive payment in our consolidated financial statements.

Accounts Payable and Accrued Expenses Due to Affiliates

As of March 31, 2008, we owed approximately $1,917,000 to NTS Development and Residential Management Company for salary and overhead reimbursements included in accounts payable and accrued expenses due to affiliates.

NTS Development and NTS Management have agreed to defer, until December 31, 2008, amounts owed to them by us as of December 31, 2007 and those amounts accruing from January 1, 2008 through December 31, 2008, other than as permitted by our cash flows.  There can be no assurances that NTS Development and NTS Management will continue to defer amounts due them past December 31, 2008.

Sale of Undeveloped Land

On March 6, 2001, NTS/LFII sold 26.5 acres of land to Lake Forest Fairways, LLC (“Fairways”), a limited liability company which was formed between NTS Development Company and Fairway Development, LLC (an unaffiliated third party).  The initial payment was made on March 6, 2001 for $30,000 per acre for a total of $795,000.  Fairways will also pay NTS/LFII at each closing of the sale of the first 100 home units, as an additional component of the purchase price for the property, the sum of $14,500 per home unit sold.  The sale has been recorded using the cost recovery method and the transaction was recorded for a total sales value of $1,715,000, consisting of the initial payment at closing for $795,000 and the gross future proceeds of $1,450,000, which were discounted to a net present value of $920,000.  Under the cost recovery method, no profit is recognized until cash payments by the buyer (Fairways) exceed the seller’s (NTS/LFII) cost of the property sold.  On January 31, 2008, Lake Forest Fairways, LLC paid the balance owed to NTS/LFII for the remaining 52 home units at $14,500 per each home unit.  During 2008, NTS/LFII recognized revenue of approximately $358,000 and interest income of approximately $396,000 from this final Fairways payment.

Note 13 – Country Club Accounting

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three months ended March 31, 2008 and 2007:

	(Unaudited)
	Three Months Ended March 31,
	2008	2007
Condensed Statements of Operations
Revenues:
Operating revenues	$420,000	$412,000

Total revenues	420,000	412,000

Expenses:
Cost of goods sold	72,000	59,000
Selling, general and administrative expenses reimbursed to affiliates	396,000	359,000
Selling, general and administrative expenses	189,000	167,000
Depreciation	32,000	29,000

Total expenses	689,000	614,000

Net loss	$(269,000)	$(202,000)

Note 14 – Income Taxes

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

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board.  We have determined, based on our history of operating losses and our expectations for the future, that it is more likely than not that the net deferred tax assets on March 31, 2008 and December 31, 2007, will not be realized and have provided a valuation allowance for the net deferred tax assets.  We anticipate a tax loss for 2008 and had a loss for the three months ended March 31, 2007.  Thus, no income taxes were provided for the periods presented.  Our net operating loss carry forwards and unrealized temporary book-tax differences are offset by a full valuation allowance.  As of December 31, 2007 we had a federal net operating loss carry forward of approximately $29,534,000 expiring during various years beginning in 2018 and ending in 2027.

Note 15 – Commitments and Contingencies

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

On June 4, 2007, the Joint Venture received notice from the Lake Forest Master Community Association, Inc. (“the Association”) of alleged construction defects in bridges, roadways, retaining walls, storm drains and other constructed facilities turned over to the Association in September of 2005.  On June 28, 2007, a second notice of claim was received by the Joint Venture from the Association alleging additional defects in the underdrain systems also turned over to the Association.  The estimated value placed on the defects by the Association is approximately $4,500,000.  The Joint Venture responded to the claim in accordance with Florida Statute Sec 558 and has performed preliminary investigations to determine if any of these alleged defects exist.  The Joint Venture continues to respond to the Association consistent with the procedures outlined in the aforementioned statute.  On August 3, 2007, the Joint Venture was served with a lawsuit in Seminole County, Florida, by the Association naming Orlando Lake Forest Joint Venture, Orlando Lake Forest Inc., NTS Mortgage Income Fund, OLF II Corporation and Orlando Capital Corporation as defendants.  The lawsuit alleges that bridges, roadways, retaining walls, storm drains and other constructed facilities were constructed with defects and deficiencies.  The court held a hearing on December 19, 2007, on our motion for summary judgment and we are still awaiting the court’s decision.  No trial date has been set, pending resolution of the motion.  It is not otherwise possible to predict the outcome of this litigation at this time.  The Joint Venture is not aware of any defects that presently require the accrual of a loss contingency and plans to vigorously defend itself against this claim and the associated lawsuit.

NTS/LFII and NTS/VA have various certificates of deposit, bonds and letters of credits outstanding to governmental agencies and utility companies.  NTS/VA had outstanding letters of credit totaling approximately $50,000 at March 31, 2008.  The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

Note 16 – Guaranties to the Fund

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to stockholders from all sources during our existence are at least equal to the original capital contributions attributable to our then outstanding shares.  The original capital contributions attributable to our outstanding shares were $63,690,000.  As of March 31, 2008, we had paid distributions of approximately $23,141,000.

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

Based on our most recent analysis, the entire assets of the Guarantor will be called upon to fulfill the capital return guaranty.  Even with a $10.0 million payment from the Guarantor, current estimates indicate that final liquidating distributions will be insufficient to return to stockholders an amount equal to original capital contributions attributable to the then outstanding shares.  As final liquidating distributions are not likely for several years, these estimates may change significantly prior to their issuance.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements in Item 1 and the cautionary statements below.

Critical Accounting Policies

The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles.  Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates.  In preparing these financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality.  There have not been significant changes to our Critical Accounting Policies as included in our most recent annual report on form 10-K as filed with the Securities and Exchange Commission on March 28, 2008.

Results of Operations

The following tables include our selected summarized operating data for the three months ended March 31, 2008 and 2007.  This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business.  This data should be read in conjunction with our consolidated financial statements, including the notes thereto, in Part I, Item 1 of this report.

	(Unaudited)
	Three Months Ended March 31, 2008
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$358,000	$2,230,000	$2,588,000
Cost of sales	—	—	(1,403,000)	(1,403,000)
Country Club income	—	—	420,000	420,000
Interest and miscellaneous income	—	399,000	76,000	475,000
Operating expenses	(259,000)	(42,000)	(479,000)	(780,000)
Country Club expenses	—	—	(656,000)	(656,000)
Depreciation and amortization	—	—	(51,000)	(51,000)
Loss from investment in unconsolidated affiliate	(49,000)	—	—	(49,000)
Interest expense	—	—	—	—
Net (loss) income	(308,000)	715,000	137,000	544,000

	(Unaudited)
	Three Months Ended March 31, 2007
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$232,000	$381,000	$613,000
Cost of sales	—	—	(254,000)	(254,000)
Country Club income	—	—	412,000	412,000
Interest and miscellaneous income	—	10,000	5,000	15,000
Operating expenses	(209,000)	(44,000)	(413,000)	(666,000)
Country Club expenses	—	—	(584,000)	(584,000)
Depreciation and amortization	—	—	(49,000)	(49,000)
Income from investment in unconsolidated affiliate	258,000	—	—	258,000
Interest expense	—	—	(1,000)	(1,000)
Net income (loss)	49,000	198,000	(503,000)	(256,000)

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations and line items for which there was a material change between the three months ending March 31, 2008 and 2007.

During the three months ended March 31, 2008, Lake Forest Fairways, LLC paid the balance owed to NTS/LFII for its remaining 52 home units at $14,500 per home unit.  In addition, Cedar Creek Virginia, LLC paid the balance owed to NTS/VA for the remaining lots 812 through 821.  These Lake Forest Fairways, LLC and Cedar Creek Virginia, LLC transactions fulfilled each parties outstanding commitment to NTS/LFII and NTS/VA, respectively.

Revenues

Revenue from lot sales increased to $2,588,000 in the three months ended March 31, 2008, from $613,000 in the comparable period in 2007.  The increase of $1,975,000 is primarily due to the Lake Forest Fairways, LLC and Cedar Creek Virginia, LLC transactions.

Cost of Sales

Cost of sales increased to $1,403,000 in the three months ended March 31, 2008, from $254,000 in the comparable period in 2007.  The increase of $1,149,000 is primarily due to the increase in revenues discussed above.

Presented below are the gross profit margins for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
NTS/LFII	100%	100%
NTS/VA	37%	33%

Combined gross profit margins	46%	59%

There was an increase in gross margin percentages at NTS/VA for the three months ended March 31, 2008 as compared with the comparable period in 2007.  Typically, changes to gross margin percentages at NTS/VA are due to revised estimates of the ultimate sales values, development costs and absorption periods.  As a result of the inherent economic volatility of residential real estate, we cannot be certain that the current estimated gross profit percentages will remain constant in the future.

NTS/LFII’s profit margin is a result of identifying the final costs for this development.  All identified lots have been developed.  We have approximately a 14-acre tract of ground remaining to be sold.  We do not expect to incur significant additional development costs.

We periodically review the value of land and inventories and determine whether any impairment charges are needed to reflect declines in value.  We did not record any impairment charges during the periods ended March 31, 2008 and 2007.  The estimated net realizable value of real estate inventories represents our best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions.  Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

The income and expenses of the Fawn Lake Country Club have been included in our statements of operations.  It is our intention to sell the Fawn Lake Country Club as a single asset.

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three months ended March 31, 2008 and 2007:

	(Unaudited)
	Three Months Ended March 31,
	2008	2007
Condensed Statements of Operations
Revenues:
Operating revenues	$420,000	$412,000

Total revenues	420,000	412,000

Expenses:
Cost of goods sold	72,000	59,000
Selling, general and administrative expenses reimbursed to affiliates	396,000	359,000
Selling, general and administrative expenses	189,000	167,000
Depreciation	32,000	29,000

Total expenses	689,000	614,000

Net loss	$(269,000)	$(202,000)

Expenses

Selling, general and administrative - affiliated expenses were approximately $405,000 and $296,000, respectively, for the three months ended March 31, 2008 and 2007.  The increase of $109,000, or 37%, was primarily the result of an increase of approximately $91,000 in overhead recovery fees on cash receipts.  The increase in the overhead recovery fees is a direct result of the cash receipts from the increase dollar amount of lot sales in the three months ended March 31, 2008, as compared to the same period in 2007.  In addition, there is an increase in rent expense payable to the Fawn Lake Sales Center at NTS/VA of approximately $11,000 in the three months ended March 31, 2008, as compared to the same period in 2007.

Selling, general and administrative expenses were approximately $361,000 and $351,000, respectively, for the three months ended March 31, 2008 and 2007.  The increase of $10,000, or 3%, is primarily the result of an increase of landscaping expense at NTS/VA of approximately $11,000, an increase in legal and professional fees of approximately $10,000 due to increases in general legal fees offset by a decrease in repairs and maintenance expenses of approximately $11,000 at NTS/VA.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries borrowings as well as in the capitalization percentage.  For the three months ended March 31, 2008 and 2007, approximately $107,000 and $44,000, respectively, was capitalized in inventory.  The increase in total interest is primarily due to the increase in outstanding balances of loans.

Other income (expense), net

Other income (expense), net was approximately $475,000 and $15,000, respectively, for the three months ended March 31, 2008 and 2007.  The increase of $460,000 is a result of the Lake Forest Fairways, LLC and Cedar Creek Virginia, LLC transactions.

Liquidity and Capital Resources

The primary sources of our liquidity are the ability of our subsidiaries (NTS/LFII and NTS/VA) and us to continue to defer payment of amounts owed to NTS Development Company and NTS Management, to draw upon our mortgage loan and the net proceeds retained from sales of residential lots and homes owned by our subsidiaries and the Joint Venture.

Under the terms of our mortgage loan, we may draw up to $7,500,000 for certain development costs in accordance with the provisions of the loan agreement.  The loan is a revolver, due August 31, 2008, with $300,000 of the credit commitment set aside as an interest reserve.  As of March 31, 2008, the loan balance was $6,980,000.  Failure to generate sufficient proceeds from lot sales, refinance or renew our loan when due, or the lack of further availability under the loan may have a material adverse effect on our liquidity and capital resources.

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

The following table summarizes our sources/uses of cash flow for the three months ended March 31, 2008 and 2007:

	(Unaudited)
	Three Months Ended March 31,
	2008	2007
Operating activities	$1,407,498	$(1,427,846)
Investing activities	(2,937)	217,914
Financing activities	(1,341,353)	1,223,756

Net increase in cash and equivalents	$63,208	$13,824

Cash Flow from Operating Activities

Cash provided by operating activities was approximately $1,407,000 for the three months ended March 31, 2008.  The primary components of the cash provided by operating activities were the proceeds from the Lake Forest Fairways, LLC and Cedar Creek Virginia, LLC transactions.

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

Cash Flow from Investing Activities

Cash used in investing activities was approximately $3,000 for the three months ended March 31, 2008.  The primary component of the cash used in investing activities are capital additions at Fawn Lake Country Club of approximately $3,000 for furniture.

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

Cash Flow from Financing Activities

Cash used in financing activities was approximately $1,341,000 for the three months ended March 31, 2008.  The primary component of the cash used in financing activities was cash used to satisfy accounts payable to affiliates of approximately $2,795,000 which were owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements which was partially offset by cash provided by proceeds from mortgages and notes payable of approximately $1,465,000.

Cash provided by financing activities was approximately $1,224,000 for the three months ended March 31, 2007.  The primary component of the cash provided by financing activities were proceeds from mortgages and notes payable of approximately $1,605,000, which were partially offset by a decrease in accounts payable to affiliates of approximately $266,000 which is owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements, and payments on notes payable of approximately $115,000.

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

As of December 31, 2007, we expected to require approximately $1,800,000 of cash for development costs.  We expect future lot sales and borrowings secured by our properties to be the source of this cash.  The projected development costs assume lower prices and enhanced incentives will spur demand for lots, and sales will recover somewhat from the low levels we are currently experiencing.  If demand for our lots does not increase, we may need more cash to sustain our operations at this development.  For the three months ended March 31, 2008, we have incurred approximately $101,000 for section development costs.

At various times throughout the three months ended March 31, 2007, Orlando Lake Forest Inc., the managing general partner of Orlando Lake Forest Joint Venture, authorized payment of an aggregate of $800,000 in distributions to the partners of Orlando Lake Forest Joint Venture.  We own a 50% interest in Joint Venture and received $400,000 of the distribution proceeds.

On March 26, 2008, Orlando Lake Forest Joint Venture entered into an agreement to sell a parcel of land totaling approximately 11 acres for an aggregate of $5.3 million.  The purchaser is a joint venture between our affiliate, NTS Realty Holdings Limited Partnership, and an unaffiliated third party.   The transaction is expected to close within 150 days of the date of the sale agreement.  We own a 50% interest in Orlando Lake Forest Joint Venture and anticipate receiving our proportionate share of the net sale proceeds.

Litigation

On June 4, 2007, the Orlando Lake Forest Joint Venture (“the Joint Venture”) received notice from the Lake Forest Master Community Association, Inc. (“the Association”) of alleged construction defects in bridges, roadways, retaining walls, storm drains and other constructed facilities turned over to the Association in September of 2005.  On June 28, 2007, a second notice of claim was received by the Joint Venture from the Association alleging additional defects in the underdrain systems also turned over to the Association.  The estimated value placed on the defects by the Association is approximately $4,500,000.  The Joint Venture responded to the claim in accordance with Florida Statute Sec 558 and has performed preliminary investigations to determine if any of these alleged defects exist.  The Joint Venture will continue to respond to the Association consistent with the procedures outlined in the aforementioned statute.  On August 3, 2007, the Joint Venture was served with a lawsuit in Seminole County, Florida, by the Association naming Orlando Lake Forest Joint Venture, Orlando Lake Forest Inc., NTS

Mortgage Income Fund, OLF II Corporation and Orlando Capital Corporation as defendants.  The lawsuit alleges that bridges, roadways, retaining walls, storm drains and other constructed facilities were constructed with defects and deficiencies.  The court held a hearing on December 19, 2007, on our motion for summary judgment and we are still awaiting the court’s decision.  No trial date has been set, pending resolution of the motion.  It is not otherwise possible to predict the outcome of this litigation at this time.  The Joint Venture is not aware of any defects that presently require the accrual of a loss contingency and plans to vigorously defend itself against this claim and the associated lawsuit.

Other than, the matter mentioned above, we do not believe there is any litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance and none of which is expected to have a material adverse effect on our consolidated financial statements.  We believe we have adequate insurance.

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

Final liquidating distributions will be made after payment of all of our debts and obligations, including approximately $1,917,000 currently deferred and owed to affiliates of the Sponsor by us and our portion of approximately $4,000 currently deferred and owed to affiliates of the Sponsor by the Joint Venture (as of March 31, 2008 our portion is approximately $2,000).  Among the obligations also required to be resolved prior to issuing final distributions is the Lake Forest Orlando homeowners’ lawsuit.  See Litigation for further discussion of the Lake Forest Orlando Lawsuit.  The amount available for distribution upon the completion of our liquidation, however, cannot be estimated with certainty given that final distributions will likely not be issued for several years.

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that when we complete our liquidation, the aggregate distributions made to stockholders from all sources during our existence will be at least equal to the original capital contributions attributable to our then outstanding shares.  As of March 31, 2008, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid aggregate distributions of approximately $23,141,000.  As discussed further below, based on our most recent analysis, which includes all of the Guarantor’s assets, the amount projected to be distributed to our stockholders at the completion of our liquidation will not be sufficient to return an amount equal to their original capital contributions.

The liability of the Guarantor under the guaranty is expressly limited to its assets.  The Guarantor’s sole asset is a $10.0 million demand promissory note from Mr. J. D. Nichols personally.  Mr. Nichols is the Chairman of the Board of Directors of the Sponsor.  There can be no assurance that Mr. Nichols will, if called upon, be able to honor his obligation to the Guarantor or that the Guarantor will be able to satisfy its obligation under the guaranty.  The Guarantor may in the future guarantee obligations of other third parties, including guaranties of obligations owed by our affiliates to other entities.

In connection with our ongoing review of the status of our properties and progress to liquidation, we estimate the total distributions anticipated to be issued to our stockholders through the completion of our liquidation.  As part of the current period’s review process, we incorporated the analysis provided by an independent third-party concerning our Fawn Lake development.  The downturn in the United States residential real estate market in general, and, in particular, in the Washington DC market, have negatively impacted our estimates of the likely net profits to be generated from our Fawn Lake development by the completion of the liquidation.  Based on our most recent analysis, we currently anticipate that after payment of all liabilities, the proceeds from future property sales, liquidation of other assets and a $10.0 million payment from the Guarantor will be insufficient to return to stockholders an amount equal to original capital contributions attributable to the then outstanding shares.  As final liquidating distributions are not likely for several years, these estimates may change significantly prior to their issuance.  The current estimate, however, reflects a substantial shortfall, which, at this time, we anticipate is unlikely to be recovered prior to the issuance of final liquidating distributions.

Other conditions may arise impacting our ability to complete a timely and orderly liquidation, thereby reducing the potential maximum value of our assets.  This, in turn, could reduce our earnings and thereby liquidating distributions to our stockholders.

Website Information

Our website address is www.ntsdevelopment.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available and may be accessed free of charge through the “Investor Relations” section of our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC.  Our website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates.  Our debt instruments bear interest at both variable and fixed rates as discussed in Note 10 of our financial statements.  For the three months ended March 31, 2008, a hypothetical 100 basis point increase in interest rates would result in an approximate $16,000 increase in interest expense.  During the three months ended March 31, 2008, the majority of interest expense incurred was capitalized in inventory.

Item 4 – Controls and Procedures

Our President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008.  Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.  There were no material changes in our internal control over financial reporting during the first quarter of 2008.

Item 4T – Controls and Procedures

There were no material changes in our internal control over financial reporting during the three months ended March 31, 2008.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

There have not been material changes to our Risk Factors as disclosed in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 2008	1,252	$5.50	—	N/A

February 2008	806	$4.50	—	N/A

March 2008	335	$4.50	—	N/A

Total	2,393	$5.02	—	N/A

(1)   Our shares were purchased by Bluegreen Investors, LLC, one of our affiliates.  The shares were purchased from                time to time on the secondary market or through private transactions.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.
3.1	Restated Certificate of Incorporation	(1)

3.2	By-Laws	(3)

10.1	Material contracts - the agreements whereby the Registrant acquired all of the issued and outstanding common capital stock of NTS/LFII and NTS/VA, and the Property Management Agreements between the Registrant and NTS Management	(2)

10.2	Form of Guaranty Agreement	(4)

10.3	Demand Promissory Note	(4)

10.4	Form of Advisory Agreement	(1)

14	Code of Ethics	(3)

Exhibit No.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(6)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(6)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(6)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(6)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11, referencing the exhibit number used in such Registration Statement.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 1998.

(3)	Incorporated by reference from the Registrant’s Definitive Proxy Statement on Form DEF 14A, as filed with the Securities and Exchange Commission on April 30, 2007.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2008.

(5)	Located on the Registrant’s website www.ntsdevelopment.com.

(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS MORTGAGE INCOME FUND

By:	/s/ Brian F. Lavin
Brian F. Lavin
	Its:	President
	Date:	May 7, 2008

By:	/s/ Gregory A. Wells
Gregory A. Wells
	Its:	Chief Financial Officer
	Date:	May 7, 2008