Form 10-Q
period 2008-06-30
NTS MORTGAGE INCOME FUND
filed 2008-08-18
CIK 841942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 6, 2008, the registrant had approximately 3,187,000 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

NTS MORTGAGE INCOME FUND

Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007

	(Unaudited)
	June 30, 2008	December 31, 2007
ASSETS:
Cash and equivalents	$497,236	$508,886
Membership initiation fees and other accounts receivable, net of allowance of approximately $80,000 and $120,000, respectively	405,050	357,961
Inventory	23,309,593	23,854,762
Property and equipment, net of accumulated depreciation of approximately $1,722,000 and $1,693,000, respectively	3,928,919	4,028,608
Investment in unconsolidated affiliate	264,429	338,779
Other assets	161,445	215,045

Total assets	$28,566,672	$29,304,041

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and accrued expenses	$806,313	$1,075,998
Accounts payable and accrued expenses due to affiliates	2,288,623	4,711,582
Mortgage and notes payable	7,270,873	5,542,030
Notes payable due to affiliate	490,115	—
Other liabilities	371,573	386,212

Total liabilities	11,227,497	11,715,822

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 6,000,000 shares authorized	3,187	3,187
Additional paid-in-capital	54,163,354	54,163,354
Accumulated deficit	(36,827,366)	(36,578,322)

Total stockholders’ equity	17,339,175	17,588,219

Total liabilities and stockholders’ equity	$28,566,672	$29,304,041

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE:
Lot sales, net of discounts	$—	$1,152,220	$2,588,492	$1,765,233
Cost of sales	—	(787,325)	(1,402,548)	(1,041,308)

Gross profit	—	364,895	1,185,944	723,925

Country Club revenue	645,195	592,442	1,065,117	1,004,395

Total revenues	645,195	957,337	2,251,061	1,728,320

EXPENSES:
Selling, general and administrative - affiliates	306,672	346,400	712,115	642,143
Selling, general and administrative	348,041	476,007	709,262	826,526
Interest expense	1,739	975	2,237	2,104
Other taxes and licenses	16,848	16,276	30,308	36,058
Depreciation and amortization	51,132	50,361	102,273	99,217
Country Club operations	721,747	727,477	1,378,225	1,311,357

Total operating expenses	1,446,179	1,617,496	2,934,420	2,917,405

Loss before other income and income taxes	(800,984)	(660,159)	(683,359)	(1,189,085)
Other income (expense), net	33,424	66,277	508,665	81,246
(Loss) Income from investment in unconsolidated affiliate	(25,416)	105,240	(74,350)	363,040

Loss before income taxes	(792,976)	(488,642)	(249,044)	(744,799)

Income taxes	—	—	—	—

NET LOSS	$(792,976)	$(488,642)	$(249,044)	$(744,799)

NET LOSS PER SHARE OF COMMON STOCK	$(0.25)	$(0.15)	$(0.08)	$(0.23)

Weighted average number of shares	3,187,328	3,187,328	3,187,328	3,187,328

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(249,044)	$(744,799)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	102,273	99,217
Loss (Income) from investment in unconsolidated affiliate	74,350	(363,040)
Changes in assets and liabilities:
Membership initiation fees and other accounts receivable	(47,089)	(29,601)
Notes receivable	—	240,870
Inventory	553,216	(598,448)
Accounts payable and accrued expenses	(269,685)	(844,524)
Other liabilities	(14,639)	(66,800)
Other assets	45,552	52,829

Net cash provided by (used in) operating activities	194,934	(2,254,296)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,583)	(542,153)
Cash distributions from unconsolidated affiliate	—	400,000

Net cash used in investing activities	(2,583)	(142,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accounts payable and accrued expenses due to affiliates	(2,422,959)	(382,791)
Proceeds from mortgages and notes payable	1,745,175	3,005,000
Proceeds from notes payable due to affiliate	490,115	—
Payments on mortgages and notes payable	(16,332)	(264,604)

Net cash (used in) provided by financing activities	(204,001)	2,357,605

NET DECREASE IN CASH AND EQUIVALENTS	(11,650)	(38,844)

CASH AND EQUIVALENTS, beginning of period	508,886	821,248

CASH AND EQUIVALENTS, end of period	$497,236	$782,404

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS Mortgage Income Fund’s (the “Fund” or “MIF”) most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2008.  In our opinion all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and six months ended June 30, 2008 and 2007.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q the terms “we,” “us”, or “our,” as the context requires, may refer to the Fund or its interests in its properties and joint venture.

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

Final liquidating distributions will be made after payment of all of our debts and obligations, including approximately $2,289,000 currently deferred and owed, by us, to affiliates of the Sponsor and our portion of approximately $5,000 currently deferred and owed to affiliates of the Sponsor by the Orlando Lake Forest Joint Venture (“the Joint Venture”) (as of June 30, 2008 our portion is approximately $2,500) and approximately $490,000 in notes payable to affiliates of the Sponsor.  Among the obligations also required to be resolved prior to issuing final distributions is the Lake Forest Orlando homeowners’ lawsuit.  See Note 16 -Commitments and Contingencies for further discussion of the Lake Forest Orlando Lawsuit.  The amount available for distribution upon the completion of our liquidation, however, cannot be estimated with certainty given that final distributions will likely not be issued for several years.

NTS/LFII is the owner and developer of the Lake Forest North single-family residential community located in Louisville, Kentucky.  Our development activities at this location are substantially complete.

NTS/VA is the owner and developer of the Fawn Lake single-family residential community located near Fredericksburg, Virginia.  Fawn Lake has amenities consisting of a 285-acre lake, clubhouse, pool, tennis courts and boat docks, as well as a private country club with a championship golf course.

We also own a 50% interest in the Orlando Lake Forest Joint Venture.  See Note 9 - Investment in Unconsolidated Affiliate for further information pertaining to the investment.

B) Going Concern

The accompanying financial statements of NTS Mortgage Income Fund have been prepared assuming that the Fund will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  The carrying amounts of assets and liabilities presented in the accompanying financial statements do not purport to represent realizable or settlement values.  However, the Fund’s mortgage note payable had an outstanding balance of $7.3 million as of June 30, 2008 and is due on August 31, 2008.  In addition, the Fund’s revenues have declined significantly and the Fund has suffered recurring operating losses.  These factors currently raise substantial doubt for the Fund’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate renewing, extending or refinancing our indebtedness.  There can be no assurance; however, we will be capable of doing so in a timely manner or on terms that are favorable to us.

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

As of June 30, 2008, we do not have any financial assets or liabilities that are measured at fair value on a recurring basis.

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

Inventory consists of approximately the following:

	(Unaudited)
	June 30, 2008	December 31, 2007
Land held for future development, under development and completed lots	$16,605,000	$17,262,000
Amenities	6,705,000	6,593,000

	$23,310,000	$23,855,000

Items capitalized to inventory:

	(Unaudited)
	Six Months Ended	Year Ended
	June 30, 2008	December 31, 2007

Capitalized interest	$200,000	$306,000

Capitalized property taxes	$162,000	$306,000

The amenities for NTS/VA include all common areas, entrance walls, a lake and a dam, a maintenance facility, a clubhouse, a golf course, swimming pools, tennis courts, sports fields and parks.

The inventory balance for NTS/LFII was insignificant as of June 30, 2008 and December 31, 2007.

Note 7 – Property and Equipment

The following schedule provides an analysis of our approximate investment in property and equipment:

	(Unaudited)
	June 30, 2008	December 31, 2007
Land and buildings	$4,493,000	$4,553,000
Equipment	1,158,000	1,169,000
	5,651,000	5,722,000

Less accumulated depreciation	1,722,000	1,693,000

	$3,929,000	$4,029,000

Note 8 – Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  Application of this standard during the periods ended June 30, 2008 and December 31, 2007, did not result in an impairment loss.

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

The Joint Venture developed the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land.  Our development activities at this location are substantially complete.  As of June 30, 2008, the Joint Venture had 5 single-family homesites left to sell and an 11-acre tract of commercial land.

The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement.  As of June 30, 2008 and December 31, 2007, our percentage interest was 50%, and our investment balance in the Joint Venture was approximately $264,000 and $339,000, respectively.  Our share of the Joint Venture’s net (loss), for the three and six months ended June 30, 2008 was approximately $(25,000) and $(74,000), respectively.  Our share of the Joint Venture’s net income, for the three and six months ended June 30, 2007 was approximately $105,000 and $363,000.

Presented below are approximate condensed balance sheets for the Joint Venture as of June 30, 2008 and December 31, 2007, and approximate statements of operations for the three and six months ended June 30, 2008 and 2007:

	(Unaudited)	December 31,
	June 30, 2008	2007
Condensed Balance Sheets
Inventory	$589,000	$556,000
Other, net	2,000	243,000

Total assets	$591,000	$799,000

Liabilities	$62,000	$122,000
Equity	529,000	677,000

Total liabilities and equity	$591,000	$799,000

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Condensed Statements of Operations
Lot sales, net of discounts	$—	$539,000	$—	$1,476,000
Cost of sales	—	(228,000)	—	(554,000)
Other expenses, net	(51,000)	(101,000)	(149,000)	(196,000)

Net (loss) income	$(51,000)	$210,000	$(149,000)	$726,000

At various times throughout the six months ended June 30, 2007, Orlando Lake Forest Inc., the managing general partner of the Orlando Lake Forest Joint Venture, authorized payment of an aggregate of $800,000 in distributions to the partners of the Joint Venture.  We own a 50% interest in the Joint Venture and received $400,000 of the distribution proceeds.

Note 10 – Mortgage and Notes Payable

Mortgage and notes payable consist of the following:

	(Unaudited)	December 31,
	June 30, 2008	2007
Mortgage loan payable to a bank in the amount of $7,500,000, bearing interest at the Prime Rate, with a revolving principal balance and interest payable monthly, due August 31, 2008, secured by approximately 500 acres of undeveloped land at NTS/VA and an 11- acre commercial tract	$7,260,175	$5,515,000

Other	10,698	27,030

	$7,270,873	$5,542,030

We are seeking an extension or refinancing of the Mortgage loan payable, which is due on August 31, 2008, however, there can be no assurances that we will be successful in doing so.  The Prime Rate was 5.00% and 7.25% on June 30, 2008 and December 31, 2007, respectively.

Our Mortgage loan payable is secured by our inventory with a book value of approximately $23.3 million consisting of approximately 500 acres of undeveloped land at the NTS/VA project.  The loan is also secured by a mortgage on the Orlando Lake Forest Joint Venture 11-acre commercial tract.  All previous security and collateral pledges were released.  Paydowns from lot sales are no longer required.  The loan is a revolver, with $300,000 of the credit commitment set aside as an interest reserve.  The maximum amount outstanding at any time shall be no greater than $7,500,000.

Note 11 – Notes Payable Due to Affiliate

As of June 30, 2008, we owed approximately $490,000 to NTS Financial Partnership, an affiliate of the Sponsor, for use in our ordinary course of business and is included in notes payable due to affiliate.  The notes payable due to affiliate bear interest at a rate per annum equal to LIBOR plus 1.75% (currently 4.21%) payable monthly and due in full August 31, 2008.  We are seeking an extension or refinancing these notes payable due to affiliate, however, there can be no assurances that we will be successful in doing so.

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

Note 13 – Related Party Transactions

On February 29, 2008, Cedar Creek Virginia, LLC paid the balance owed to NTS/VA for the remaining lots 812, 813, 814, 815, 816, 817, 818, 819, 820, and 821 for the aggregate price of $1,311,960.  The purchase price includes a 4% lot premium for these lots and in addition, NTS/VA earned approximately $76,000 in interest income due to the extension of the sale per the initial contract.  These proceeds were used to reduce our obligation currently deferred and owed to affiliates of the Sponsor.

Cedar Creek Virginia, LLC is a joint venture engaged in the construction of homes in the Fawn Lake Development.  Our Chairman, Mr. J.D. Nichols, our President, Mr. Brian F. Lavin, and the Senior Vice President of NTS/VA, Mr. Ralph DeRosa, are members of Cedar Creek Virginia, LLC. We are not a member of Cedar Creek Virginia, LLC.

In March 2007, NTS/VA moved its sales operations into a building owned by an affiliate, Fawn Lake Sales Center, LLC, and began paying monthly rent.  The monthly rent of $6,500 paid to Fawn Lake Sales Center, LLC is included in our Statement of Operations as selling, general and administrative – affiliates.

On March 26, 2008, Orlando Lake Forest Joint Venture entered into an agreement to sell a parcel of land totaling approximately 11-acres for an aggregate of $5.3 million to a joint venture between our affiliate, NTS Realty Holdings Limited Partnership, and an unaffiliated third party.   On July 31, 2008, the contract was terminated.

As of June 30, 2008, we owed approximately $490,000 to NTS Financial Partnership, an affiliate of the Sponsor, for use in our ordinary course of business included in notes payable due to affiliate.  The notes payable due to an affiliate bear interest at a rate per annum equal to LIBOR plus 1.75% payable monthly and due in full August 31, 2008.

As of June 30, 2008, the Sponsor or its affiliates owned 683,721 of our shares, which is approximately 21% of our outstanding shares.  We entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA.  These reimbursements include management, accounting, professional, engineering and development, marketing and office personnel employment costs incurred by NTS Management and/or certain of its affiliates as well as various non-payroll related operating expenses.  Employment costs are for those individuals rendering services at the residential projects, some of whom are full-time and on-site, and others who are not on-site or have multiple residential project responsibilities.  For services provided by individuals not on- site, or with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project, in accordance with the Management Agreements.  As permitted by the Management Agreements, we were charged the following amounts for the three and six months ended June 30, 2008 and 2007.  These amounts are reflected in selling, general and administrative - affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Personnel Related Costs
Financing and accounting	$108,000	$84,000	$221,000	$176,000
Data processing	3,000	3,000	5,000	6,000
Human resources	18,000	19,000	37,000	37,000
Executive and administrative services	42,000	43,000	85,000	88,000
Construction management	11,000	29,000	20,000	37,000
Sales and marketing	86,000	88,000	152,000	166,000
Legal	16,000	14,000	33,000	30,000

Total personnel related costs	284,000	280,000	553,000	540,000

Rent	20,000	19,000	40,000	29,000

Total expense reimbursements	$304,000	$299,000	$593,000	$569,000

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements.  Overhead recovery for the three and six months ended June 30, 2008 was approximately $3,000 and $119,000, respectively. Overhead recovery for the three months and six months ended June 30, 2007 was approximately $47,000 and $73,000, respectively.  These amounts are classified with selling, general and administrative - affiliates in the accompanying consolidated statements of operations.

There were also expense reimbursements of approximately $767,000 and $743,000 accrued to NTS Management or an affiliate during the six months ended June 30, 2008 and 2007, respectively, for Fawn Lake Country Club.  Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses.  In addition, there were overhead recovery fees of approximately $37,000 accrued to NTS Management for overhead recovery fees at Fawn Lake Country Club for each of the six months ended June 30, 2008 and 2007.

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects.  The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to our then existing stockholders an amount which, after adding thereto all other payments actually remitted or distributed to such stockholders of the Fund, is at least equal to the stockholders’ original capital contribution.  As of June 30, 2008, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000.  As of June 30, 2008, no amount had been accrued as an incentive payment in our consolidated financial statements.

Accounts Payable and Accrued Expenses Due to Affiliates

As of June 30, 2008, we owed approximately $2,289,000 to NTS Development and Residential Management Company for salary and overhead reimbursements included in accounts payable and accrued expenses due to affiliates.

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

Note 14 – Country Club Accounting

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three and six months ended June 30, 2008 and 2007:

	(Unaudited)
	Three Months Ended June 30,
	2008	2007
Condensed Statements of Operations
Revenues:
Operating revenues	$645,000	$592,000

Total revenues	645,000	592,000

Expenses:
Cost of goods sold	113,000	113,000
Selling, general and administrative expenses reimbursed to affiliates	408,000	421,000
Selling, general and administrative expenses	201,000	194,000
Depreciation	32,000	29,000

Total expenses	754,000	757,000

Net loss	$(109,000)	$(165,000)

	(Unaudited)
	Six Months Ended June 30,
	2008	2007
Condensed Statements of Operations
Revenues:
Operating revenues	$1,065,000	$1,004,000

Total revenues	1,065,000	1,004,000

Expenses:
Cost of goods sold	185,000	172,000
Selling, general and administrative expenses reimbursed to affiliates	804,000	780,000
Selling, general and administrative expenses	390,000	361,000
Depreciation	64,000	58,000

Total expenses	1,443,000	1,371,000

Net loss	$(378,000)	$(367,000)

Note 15 – Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns in accordance with SFAS No. 109 “Accounting for Income Taxes”.  Effective January 1, 2007, the Fund has adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 Accounting for Income Taxes” (FIN 48).  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Fund has taken or expects to take in its income tax returns.  The adoption of FIN 48 had no impact on the Fund’s results of operations, cash flows or financial position.  Under this method, deferred tax assets and liabilities are determined based on the difference between the Fund’s book and tax bases of assets and liabilities and tax carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse.  The principal tax carry forwards and temporary differences giving rise to our deferred taxes consist of tax net operating loss carry forwards, valuation allowances and differences in inventory basis for book and tax.  Our federal income tax returns for 2004, 2005, and 2006 are open to examination.

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board.  We have determined, based on our history of operating losses and our expectations for the future, that it is more likely than not that the net deferred tax assets on June 30, 2008 and December 31, 2007, will not be realized and have provided a valuation allowance for the net deferred tax assets.  We anticipate a tax loss for 2008 and had a loss for the three and six months ended June 30, 2007.  Thus, no income taxes were provided for the periods presented.  Our net operating loss carry forwards and unrealized temporary book-tax differences are offset by a full valuation allowance.  As of December 31, 2007, we had a federal net operating loss carry forward of approximately $29,534,000 expiring during various years beginning in 2018 and ending in 2027.

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

On June 4, 2007, the Joint Venture received notice from the Lake Forest Master Community Association, Inc. (“the Association”) of alleged construction defects in bridges, roadways, retaining walls, storm drains and other constructed facilities turned over to the Association in September of 2005.  On June 28, 2007, a second notice of claim was received by the Joint Venture from the Association alleging additional defects in the underdrain systems also turned over to the Association.  The estimated value placed on the defects by the Association is approximately $4,500,000.  The Joint Venture responded to the claim in accordance with Florida Statute Sec 558 and has performed preliminary investigations to determine if any of these alleged defects exist.  The Joint Venture continues to respond to the Association consistent with the procedures outlined in the aforementioned statute.  On August 3, 2007, the Joint Venture was served with a lawsuit in Seminole County, Florida, by the Association naming Orlando Lake Forest Joint Venture, Orlando Lake Forest Inc., NTS Mortgage Income Fund, OLF II Corporation and Orlando Capital Corporation as defendants.  The lawsuit alleges that bridges, roadways, retaining walls, storm drains and other constructed facilities were constructed with defects and deficiencies.  The Joint Venture is not aware of any defects that presently require the accrual of a loss contingency and plans to vigorously defend itself against this claim and the associated lawsuit. The court held a hearing on December 19, 2007, on our motion for summary judgment.  On May 27, 2008, the court issued an order entering summary judgment in favor of the Joint Venture.  In issuing the order the court noted its order was “final”.  On June 20, 2008, the Association appealed the order to the Florida Fifth District Court of Appeals.  It is not possible to predict the outcome of the appeal at this time.

NTS/LFII and NTS/VA have various certificates of deposit, bonds and letters of credits outstanding to governmental agencies and utility companies.  NTS/VA had outstanding letters of credit totaling approximately $50,000 at June 30, 2008.  The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

Note 17 – Guaranties to the Fund

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to stockholders from all sources during our existence are at least equal to the original capital contributions attributable to our then outstanding shares.  The original capital contributions attributable to our outstanding shares were $63,690,000.  As of June 30, 2008, we had paid distributions of approximately $23,141,000.

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

Results of Operations

The following tables include our selected summarized operating data for the three and six months ended June 30, 2008 and 2007.  This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business.  This data should be read in conjunction with our consolidated financial statements, including the notes thereto, in Part I, Item 1 of this report.

	(Unaudited)
	Three Months Ended June 30, 2008
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$—	$—	$—
Cost of sales	—	—	—	—
Country Club income	—	—	645,000	645,000
Interest and miscellaneous income	—	33,000	—	33,000
Operating expenses	(291,000)	(22,000)	(358,000)	(671,000)
Country Club expenses	—	—	(722,000)	(722,000)
Depreciation and amortization	—	—	(51,000)	(51,000)
Loss from investment in unconsolidated affiliate	(25,000)	—	—	(25,000)
Interest expense	—	—	(2,000)	(2,000)
Net (loss) income	(316,000)	11,000	(488,000)	(793,000)

	(Unaudited)
	Three Months Ended June 30, 2007
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$7,000	$1,145,000	$1,152,000
Cost of sales	—	—	(787,000)	(787,000)
Country Club income	—	—	592,000	592,000
Interest and miscellaneous income	—	61,000	5,000	66,000
Operating expenses	(234,000)	(48,000)	(557,000)	(839,000)
Country Club expenses	—	—	(727,000)	(727,000)
Depreciation and amortization	—	—	(50,000)	(50,000)
Income from investment in unconsolidated affiliate	105,000	—	—	105,000
Interest expense	—	—	(1,000)	(1,000)
Net (loss) income	(129,000)	20,000	(380,000)	(489,000)

	(Unaudited)
	Six Months Ended June 30, 2008
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$358,000	$2,230,000	$2,588,000
Cost of sales	—	—	(1,403,000)	(1,403,000)
Country Club income	—	—	1,065,000	1,065,000
Interest and miscellaneous income	—	433,000	76,000	509,000
Operating expenses	(549,000)	(65,000)	(838,000)	(1,452,000)
Country Club expenses	—	—	(1,378,000)	(1,378,000)
Depreciation and amortization	—	—	(102,000)	(102,000)
Loss from investment in unconsolidated affiliate	(74,000)	—	—	(74,000)
Interest expense	—	—	(2,000)	(2,000)
Net (loss) income	(623,000)	726,000	(352,000)	(249,000)

	(Unaudited)
	Six Months Ended June 30, 2007
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$239,000	$1,526,000	$1,765,000
Cost of sales	—	—	(1,041,000)	(1,041,000)
Country Club income	—	—	1,004,000	1,004,000
Interest and miscellaneous income	—	71,000	10,000	81,000
Operating expenses	(443,000)	(92,000)	(970,000)	(1,505,000)
Country Club expenses	—	—	(1,311,000)	(1,311,000)
Depreciation and amortization	—	—	(99,000)	(99,000)
Income from investment in unconsolidated affiliate	363,000	—	—	363,000
Interest expense	—	—	(2,000)	(2,000)
Net (loss) income	(80,000)	218,000	(883,000)	(745,000)

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations and line items for which there was a material change between the three and six months ending June 30, 2008 and 2007.

During the six months ended June 30, 2008, Lake Forest Fairways, LLC paid the balance owed to NTS/LFII for its remaining 52 home units at $14,500 per home unit.  In addition, Cedar Creek Virginia, LLC paid the balance owed to NTS/VA for the remaining lots 812 through 821.  These Lake Forest Fairways, LLC and Cedar Creek Virginia, LLC transactions fulfilled each parties outstanding commitment to NTS/LFII and NTS/VA, respectively.

Revenues

Revenues from lot sales decreased approximately $1,152,000, or 100%, in the three months ended June 30, 2008.  The decrease is due to selling 5, or 100%, fewer lots at NTS/VA due to the downturn in the residential real estate market in general, and, in particular, in the Washington DC market in the three months ended June 30, 2008 compared to the same period in 2007.

Revenues from lot sales increased approximately $823,000, or 47%, in the six months ended June 30, 2008 compared to the same period in 2007.  The increase is primarily due to the increase in revenues from the Lake Forest Fairways, LLC and Cedar Creek Virginia, LLC transactions, discussed above, compared to 8 lot sales with an average selling price of approximately $219,000 at NTS/VA and NTS/LFII.

Cost of Sales

Cost of sales decreased approximately $787,000, or 100%, in the three months ended June 30, 2008 compared to the same period in 2007.  The decrease is due to selling 5, or 100%, fewer lots at NTS/VA.

Cost of sales increased $362,000, or 35%, in the six months ended June 30, 2008 compared to the same period in 2007.  The increase is primarily due to the increase in revenues from the Cedar Creek Virginia, LLC transaction, discussed above.

Presented below are the gross profit margins for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NTS/LFII (1)	—	100%	100%	100%
NTS/VA (1)	—	31%	37%	32%

Combined gross profit margins (1)	—	32%	46%	41%

(1)     No lot sales were recognized during the three months ended June 30, 2008, resulting in no cost of sales being recognized.

The changes in gross margin percentages at NTS/VA for the three and six months ended June 30, 2008 as compared with the comparable periods in 2007 are typically due to revised estimates of the ultimate sales values, development costs and absorption periods.  As a result of the inherent economic volatility of residential real estate, we cannot be certain that the current estimated gross profit percentages will remain constant in the future.

NTS/LFII’s profit margin is a result of identifying the final costs for this development.  All identified lots have been developed.  We have approximately a 14-acre tract of ground remaining to be sold.  We do not expect to incur significant additional development costs.

We periodically review the value of land and inventories and determine whether any impairment charges are needed to reflect declines in value.  We did not record any impairment charges during the periods ended June 30, 2008 and 2007.  The estimated net realizable value of real estate inventories represents our best estimate based on present plans and intentions, selling prices in the ordinary course of business and anticipated economic and market conditions.  Accordingly, the realization of the value of our real estate inventories is dependent on future events and conditions that may cause actual results to differ from amounts presently estimated.

The income and expenses of the Fawn Lake Country Club have been included in our statements of operations.  It is our intention to sell the Fawn Lake Country Club as a single asset.

Presented below are the approximate condensed statements of operations for the Fawn Lake Country Club for the three and six months ended June 30, 2008 and 2007:

	(Unaudited)
	Three Months Ended June 30,
	2008	2007
Condensed Statements of Operations
Revenues:
Operating revenues	$645,000	$592,000

Total revenues	645,000	592,000

Expenses:
Cost of goods sold	113,000	113,000
Selling, general and administrative expenses reimbursed to affiliates	408,000	421,000
Selling, general and administrative expenses	201,000	194,000
Depreciation	32,000	29,000

Total expenses	754,000	757,000

Net loss	$(109,000)	$(165,000)

	(Unaudited)
	Six Months Ended June 30,
	2008	2007
Condensed Statements of Operations
Revenues:
Operating revenues	$1,065,000	$1,004,000

Total revenues	1,065,000	1,004,000

Expenses:
Cost of goods sold	185,000	172,000
Selling, general and administrative expenses reimbursed to affiliates	804,000	780,000
Selling, general and administrative expenses	390,000	361,000
Depreciation	64,000	58,000

Total expenses	1,443,000	1,371,000

Net loss	$(378,000)	$(367,000)

Expenses

Selling, general and administrative - affiliated expenses were approximately $307,000 and $346,000, respectively, for the three months ended June 30, 2008 and 2007.  The decrease of $39,000, or 11%, was primarily the result of a decrease of approximately $45,000 in overhead recovery fees on cash receipts.  The decrease in the overhead recovery fees is a direct result of the cash receipts from the decreased dollar amount of lot sales in the three months ended June 30, 2008, as compared to the same period in 2007.  The decrease is offset by an increase in commission advances of approximately $14,000 in the three months ended June 30, 2008, as compared to the same period in 2007.

Selling, general and administrative - affiliated expenses were approximately $712,000 and $642,000, respectively, for the six months ended June 30, 2008 and 2007.  The increase of $70,000, or 11%, was primarily the result of an increase of approximately $46,000 in overhead recovery fees on cash receipts.  The increase in the overhead recovery fees is a direct result of the cash receipts from the increased dollar amount of lot sales in the six months ended June 30, 2008, as compared to the same period in 2007.  In addition, there is an increase in rent expense payable to the Fawn Lake Sales Center at NTS/VA of approximately $11,000 in the six months ended June 30, 2008, as compared to the same period in 2007.  Further, there is an increase in commission advances of approximately $21,000.

Selling, general and administrative expenses were approximately $348,000 and $476,000, respectively, for the three months ended June 30, 2008 and 2007.  The decrease of $128,000, or 27%, is primarily the result of a decrease in advertising expenses of approximately $95,000 primarily at NTS/VA and a decrease in administrative expenses of approximately $19,000 primarily due to decreased processing fees and a decrease in director’s fees.

Selling, general and administrative expenses were approximately $709,000 and $827,000, respectively, for the six months ended June 30, 2008 and 2007.  The decrease of $118,000, or 14%, is primarily the result of a decrease in advertising expenses of approximately $99,000 primarily at NTS/VA and a decrease in repairs and maintenance expenses of approximately $25,000 primarily at NTS/VA.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries borrowings as well as in the capitalization percentage.  For the six months ended June 30, 2008 and 2007, approximately $200,000 and $112,000, respectively, was capitalized in inventory.  The increase in total interest is primarily due to the increase in outstanding balances of loans.

Other income (expense), net

Other income (expense), net was approximately $33,000 and $66,000, respectively, for the three months ended June 30, 2008 and 2007.  The decrease of $33,000, or 50%, is primarily the result of less country club initiation fees at NTS/LFII.

Other income (expense), net was approximately $509,000 and $81,000, respectively, for the six months ended June 30, 2008 and 2007.  The increase of $428,000 is primarily a result of interest income of approximately $396,000 earned as a result of the Lake Forest Fairways, LLC transaction and the interest income of approximately $76,000 earned as a result of the Cedar Creek Virginia, LLC transaction.

Liquidity and Capital Resources

The primary sources of our liquidity are the ability of our subsidiaries (NTS/LFII and NTS/VA) and us to continue to defer payment of amounts owed to NTS Development Company and NTS Management, to draw upon our mortgage loan and the net proceeds retained from sales of residential lots and homes owned by our subsidiaries and the Joint Venture.

Under the terms of our mortgage loan, we may draw up to $7,500,000 for certain development costs in accordance with the provisions of the loan agreement.  The loan is a revolver, due August 31, 2008, with $300,000 of the credit commitment set aside as an interest reserve.  As of June 30, 2008, the loan balance was $7,260,000.  Failure to generate sufficient proceeds from lot sales, refinance or renew our loan when due, or the lack of further availability under the loan may have a material adverse effect on our liquidity and capital resources.

As of June 30, 2008, we owed approximately $490,000 to NTS Financial Partnership, an affiliate of the Sponsor, for use in our ordinary course of business included in notes payable due to affiliate.  The notes payable due to an affiliate bear interest at a rate per annum equal to LIBOR plus 1.75% payable monthly and due in full August 31, 2008.

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

The following table summarizes our sources/uses of cash flow for the six months ended June 30, 2008 and 2007:

	(Unaudited)
	Six Months Ended June 30,
	2008	2007
Operating activities	$195,000	$(2,254,000)
Investing activities	(3,000)	(142,000)
Financing activities	(204,000)	2,357,000

Net decrease in cash and equivalents	$(12,000)	$(39,000)

Cash Flow from Operating Activities

Cash provided by operating activities was approximately $195,000 for the six months ended June 30, 2008.  The primary components of the cash provided by operating activities were the proceeds from the Lake Forest Fairways, LLC and Cedar Creek Virginia, LLC transactions.

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

Cash Flow from Investing Activities

Cash used in investing activities was approximately $3,000 for the six months ended June 30, 2008.  Cash used in investing activities consisted of capital additions at Fawn Lake Country Club of approximately $3,000 for furniture.

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

Cash Flow from Financing Activities

Cash used in financing activities was approximately $204,000 for the six months ended June 30, 2008.  The primary components of the cash used in financing activities was cash used to satisfy accounts payable to affiliates of approximately $2,423,000 which were owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements which was partially offset by cash provided by proceeds from mortgages and notes payable of approximately $1,745,000 and notes payable due to affiliates of approximately $490,000 which were owed to an affiliate of the Sponsor.

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

As of December 31, 2007, we expected to require approximately $1,800,000 of cash for development costs.  We expect future lot sales and borrowings secured by our properties to be the source of this cash.  The projected development costs assume lower prices and enhanced incentives will spur demand for lots, and sales will recover somewhat from the low levels we are currently experiencing.  If demand for our lots does not increase, we may need more cash to sustain our operations at this development.  For the six months ended June 30, 2008, we have incurred approximately $169,000 for section development costs.

At various times throughout the six months ended June 30, 2007, Orlando Lake Forest Inc., the managing general partner of Orlando Lake Forest Joint Venture, authorized payment of an aggregate of $800,000 in distributions to the partners of Orlando Lake Forest Joint Venture.  We own a 50% interest in Joint Venture and received $400,000 of the distribution proceeds.

On July 15, 2008, Orlando Lake Forest Joint Venture, Inc., the managing general partner of Orlando Lake Forest Joint Venture, called for a $10,000 capital contribution to provide working capital.  We own 50% interest in the Joint Venture and paid $5,000 of the contributions.

On March 26, 2008, Orlando Lake Forest Joint Venture entered into an agreement to sell a parcel of land totaling approximately 11-acres for an aggregate of $5.3 million.  On July 31, 2008, the contract was terminated.

Litigation

On June 4, 2007, the Orlando Lake Forest Joint Venture (“the Joint Venture”) received notice from the Lake Forest Master Community Association, Inc. (“the Association”) of alleged construction defects in bridges, roadways, retaining walls, storm drains and other constructed facilities turned over to the Association in September of 2005.  On June 28, 2007, a second notice of claim was received by the Joint Venture from the Association alleging additional defects in the underdrain systems also turned over to the Association.  The estimated value placed on the defects by the Association is approximately $4,500,000.  The Joint Venture responded to the claim in accordance with Florida Statute Sec 558 and has performed preliminary investigations to determine if any of these alleged defects exist.  The Joint Venture will continue to respond to the Association consistent with the procedures outlined in the aforementioned statute.  On August 3, 2007, the Joint Venture was served with a lawsuit in Seminole County, Florida, by the Association naming Orlando Lake Forest Joint Venture, Orlando Lake Forest Inc., NTS Mortgage Income Fund, OLF II Corporation and Orlando Capital Corporation as defendants.  The lawsuit alleges that bridges, roadways, retaining walls, storm drains and other constructed facilities were constructed with defects and deficiencies.  The Joint Venture is not aware of any defects that presently require the accrual of a loss contingency and plans to vigorously defend itself against this claim and the associated lawsuit. The court held a hearing on December 19, 2007, on our motion for summary judgment.  On May 27, 2008, the court issued an order entering summary judgment in favor of the Joint Venture.  In issuing the order the court noted its order was “final”.  On June 20, 2008, the Association appealed the order to the Florida Fifth District Court of Appeals.  It is not possible to predict the outcome of the appeal at this time.

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

Final liquidating distributions will be made after payment of all of our debts and obligations, including approximately $2,779,000 currently deferred and owed to affiliates of the Sponsor by us and our portion of approximately $5,000 currently deferred and owed to affiliates of the Sponsor by the Joint Venture (as of June 30, 2008 our portion is approximately $2,500).  Among the obligations also required to be resolved prior to issuing final distributions is the Lake Forest Orlando homeowners’ lawsuit.  See Litigation for further discussion of the Lake Forest Orlando Lawsuit.  The amount available for distribution upon the completion of our liquidation, however, cannot be estimated with certainty given that final distributions will likely not be issued for several years.

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that when we complete our liquidation, the aggregate distributions made to stockholders from all sources during our existence will be at least equal to the original capital contributions attributable to our then outstanding shares.  As of June 30, 2008, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid aggregate distributions of approximately $23,141,000.  As discussed further below, based on our most recent analysis, which includes all of the Guarantor’s assets, the amount projected to be distributed to our stockholders at the completion of our liquidation will not be sufficient to return an amount equal to their original capital contributions.

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

Website Information

Information concerning NTS Mortgage Income Fund is available through the NTS Development Company website (www.ntsdevelopment.com).  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available and may be accessed free of charge through the “Investor Services” section of our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC.  Our website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates.  Our debt instruments bear interest at both variable and fixed rates as discussed in Note 10 and Note 11 of our financial statements.  For the six months ended June 30, 2008, a hypothetical 100 basis point increase in interest rates would result in an approximate $33,000 increase in interest expense.  During the six months ended June 30, 2008, the majority of interest expense incurred was capitalized in inventory.

Item 4 – Controls and Procedures

Our President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008.  Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.  There were no material changes in our internal control over financial reporting during the second quarter of 2008.

Item 4T – Controls and Procedures

There were no material changes in our internal control over financial reporting during the three months ended June 30, 2008.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

There have not been material changes to our Risk Factors as disclosed in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Information:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 2008	—	$—	N/A	N/A

May 2008	—	$—	N/A	N/A

June 2008	3,567	$4.40	N/A	N/A

Total	3,567	$4.40	N/A	N/A

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

NTS MORTGAGE INCOME FUND

By:	/s/ Brian F. Lavin
Brian F. Lavin
	Its:	President
	Date:	August 18, 2008

By:	/s/ Gregory A. Wells
Gregory A. Wells
	Its:	Chief Financial Officer
	Date:	August 18, 2008