Form 10-Q
period 2008-09-30
NTS MORTGAGE INCOME FUND
filed 2008-11-19
CIK 841942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 19, 2008, the registrant had approximately 3,187,000 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

NTS MORTGAGE INCOME FUND

Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007

	(Unaudited)
	September 30, 2008	December 31, 2007
ASSETS:
Cash and equivalents	$293,380	$508,886
Membership initiation fees and other accounts receivable, net of allowance of approximately $120,000 and $120,000, respectively	318,763	357,961
Inventory	5,763,488	23,854,762
Property and equipment, net of accumulated depreciation of approximately $1,768,000 and $1,693,000, respectively	1,286,008	4,028,608
Investment in unconsolidated affiliate	230,779	338,779
Other assets	149,244	215,045

Total assets	$8,041,662	$29,304,041

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and accrued expenses	$937,176	$1,075,998
Accounts payable and accrued expenses due to affiliates	2,707,624	4,711,582
Mortgage and notes payable	7,361,406	5,542,030
Notes payable due to affiliate	490,115	—
Other liabilities	335,122	386,212

Total liabilities	11,831,443	11,715,822

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 6,000,000 shares authorized	3,187	3,187
Additional paid-in-capital	54,163,354	54,163,354
Accumulated deficit	(57,956,322)	(36,578,322)

Total stockholders’ equity (deficit)	(3,789,781)	17,588,219

Total liabilities and stockholders’ equity (deficit)	$8,041,662	$29,304,041

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE:
Lot sales, net of discounts	$99,000	$753,320	$2,687,492	$2,518,553
Cost of sales	(57,840)	(380,349)	(1,460,490)	(1,421,657)

Gross profit	41,160	372,971	1,227,002	1,096,896

Country Club revenue	586,731	571,436	1,651,848	1,575,831

Total revenues	627,891	944,407	2,878,850	2,672,727

EXPENSES:
Impairment charge – inventory (Note 8)	17,814,273	—	17,814,273	—
Impairment charge – property and equipment (Note 8)	2,608,717	—	2,608,717	—
Selling, general and administrative - affiliates	244,305	327,032	956,420	969,175
Selling, general and administrative	271,292	512,018	980,452	1,338,545
Interest expense	5,653	819	7,890	2,923
Other taxes and licenses	10,282	17,246	40,589	53,304
Depreciation and amortization	45,083	49,656	147,356	148,873
Country Club operations	733,189	740,032	2,111,414	2,051,389

Total operating expenses	21,732,794	1,646,803	24,667,111	4,564,209

Loss before other income and income taxes	(21,104,903)	(702,396)	(21,788,261)	(1,891,482)
Other income (expense), net	19,598	31,177	528,261	112,424
(Loss) Income from investment in unconsolidated affiliate	(43,650)	(98,659)	(118,000)	264,381

Loss before income taxes	(21,128,955)	(769,878)	(21,378,000)	(1,514,677)

Income taxes	—	—	—	—

NET LOSS	$(21,128,955)	(769,878)	$(21,378,000)	$(1,514,677)

NET LOSS PER SHARE OF COMMON STOCK	$(6.63)	(0.24)	$(6.71)	$(0.48)

Weighted average number of shares	3,187,328	3,187,328	3,187,328	3,187,328

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,378,000)	$(1,514,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	147,356	148,873
Loss (Income) from investment in unconsolidated affiliate	118,000	(264,381)
Impairment charge – inventory (Note 8)	17,814,273	—
Impairment charge – property and equipment (Note 8)	2,608,717	—
Changes in assets and liabilities:
Membership initiation fees and other accounts receivable	39,198	(22,194)
Notes receivable	—	421,414
Inventory	286,564	(609,876)
Accounts payable and accrued expenses	(138,822)	(1,175,141)
Other liabilities	(51,090)	(80,401)
Other assets	56,237	95,869

Net cash used in operating activities	(497,567)	(3,000,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,472)	(845,686)
Cash distributions from unconsolidated affiliate	—	400,000
Cash contributions to unconsolidated affiliate	(10,000)	—

Net cash used in investing activities	(23,472)	(445,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accounts payable and accrued expenses due to affiliates	(2,003,958)	312,274
Proceeds from mortgage and notes payable	1,837,037	3,505,000
Proceeds from notes payable due to affiliate	490,115	—
Payments on mortgage and notes payable	(17,661)	(275,855)

Net cash provided by financing activities	305,533	3,541,419

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(215,506)	95,219

CASH AND EQUIVALENTS, beginning of period	508,886	821,248

CASH AND EQUIVALENTS, end of period	$293,380	$916,467

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS MORTGAGE INCOME FUND

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS Mortgage Income Fund’s (the “Fund” or “MIF”) most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2008.  In our opinion all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and nine months ended September 30, 2008 and 2007.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q the terms “we,” “us”, or “our,” as the context requires, may refer to the Fund or its interests in its properties and joint venture.

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

Final liquidating distributions will be made after payment of all of our debts and obligations, including approximately $2,708,000 currently deferred and owed, by us, to affiliates of the Sponsor and our portion of approximately $18,000 currently deferred and owed to affiliates of the Sponsor by the Orlando Lake Forest Joint Venture (“the Joint Venture”) (as of September 30, 2008 our portion is approximately $9,000) and approximately $490,000 in notes payable to affiliates of the Sponsor.  Among the obligations also required to be resolved prior to issuing final distributions is the Lake Forest Orlando homeowners’ lawsuit.  See Note 16 - Commitments and Contingencies for further discussion of the Lake Forest Orlando Lawsuit.  The amount available for distribution upon the completion of our liquidation, however, cannot be estimated with certainty given that final distributions will likely not be issued for several years.

NTS/LFII is the owner and developer of the Lake Forest North single-family residential community located in Louisville, Kentucky.  Our development activities at this location are substantially complete.

NTS/VA is the owner and developer of the Fawn Lake single-family residential community located near Fredericksburg, Virginia.  Fawn Lake has amenities consisting of a 285-acre lake, clubhouse, pool, tennis courts and boat docks, as well as Fawn Lake Country Club, a private country club with a championship golf course (the “Country Club”).

We also own a 50% interest in the Orlando Lake Forest Joint Venture.  See Note 9 - Investment in Unconsolidated Affiliate for further information pertaining to the investment. Our residential development activities at this location are substantially complete.

B) Going Concern

The accompanying financial statements of NTS Mortgage Income Fund have been prepared assuming that the Fund will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  The carrying amounts of assets and liabilities presented in the accompanying financial statements do not purport to represent realizable or settlement values.  However, the Fund’s mortgage note payable had an outstanding balance of $7.4 million as of September 30, 2008 and is due on September 1, 2009 with an interim principal repayment due on December 1, 2008.  In addition, the Fund’s revenues have declined significantly and the Fund has suffered recurring operating losses, which have caused it to have to defer the amount owed to affiliates of the Sponsor and to borrow from other affiliates of the Sponsor to fund operating expenses. There can be no assurance that funds from operations, reserves or these borrowings or deferrals will continue to be available.  These factors currently raise substantial doubt for the Fund’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate filing for dissolution on or before December 31, 2008. We anticipate this will result in the Fund’s financial reporting being reported on a liquidation basis rather than a going concern basis.

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

As of September 30, 2008, we do not have any financial assets or liabilities that are measured at fair value on a recurring basis.

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

Note 6 – Inventory

Inventory is stated at the lower of cost or fair value.  Inventory includes all direct costs of land, land development, and amenities, including interest, real estate taxes, and certain other costs incurred during the development period, less amounts charged to cost of sales.  Inventory costs are allocated to individual lots sold using their relative sales values.  The use of the relative sales value method to record cost of sales requires the use of estimates of sales values, development costs and absorption periods over the life of the project.  Given the long-term nature of the Fund’s remaining projects and inherent economic volatility of residential real estate and the use of estimates to determine sales values, development costs and absorption periods, it is reasonably possible that such estimates could change in the near term.  Any changes in estimates are accounted for prospectively over the life of the project. An impairment charge of approximately $17,814,000 during the three months ended September 30, 2008 was necessary to adjust inventory to its estimated fair value at September 30, 2008. See Note 8 – Long-Lived Assets for further details.

Inventory consists of approximately the following:

	(Unaudited)
	September 30, 2008	December 31, 2007

Land held for future development, under development and completed lots	$4,085,000	$17,262,000
Amenities	1,678,000	6,593,000

	$5,763,000	$23,855,000

Items capitalized to inventory:

	(Unaudited)
	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007

Capitalized interest	$295,000	$306,000

Capitalized property taxes	$216,000	$306,000

The amenities for NTS/VA include all common areas, entrance walls, a lake and a dam, a maintenance facility, a clubhouse, a golf course, swimming pools, tennis courts, sports fields and parks.

The inventory balance for NTS/LFII was insignificant as of September 30, 2008 and December 31, 2007.

Note 7 – Property and Equipment

An impairment charge of approximately $2,609,000 during the three months ended September 30, 2008 was necessary to adjust property and equipment to its estimated fair value at September 30, 2008. See Note 8 – Long-Lived Assets for further details. The following schedule provides an analysis of our approximate investment in property and equipment:

	(Unaudited)
	September 30, 2008	December 31, 2007
Land and buildings	$1,884,000	$4,553,000
Equipment	1,170,000	1,169,000
	3,054,000	5,722,000

Less accumulated depreciation	1,768,000	1,693,000

	$1,286,000	$4,029,000

Note 8 – Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  The continued downturn in sales volume during the quarterly period ended September 30, 2008 caused our expected future inventory carrying costs to increase, resulting in the future expected cash flows to be less than the carrying value. The continued downturn in sales volume during the quarterly period ended September 30, 2008 also negatively impacted new memberships at the Country Club which also caused its future expected cash flows to be less than our carrying value included in property and equipment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  We determined the estimated fair values using a discounted cash flow model. Application of this standard to our inventory and property and equipment during the three months ended September 30, 2008 resulted in the following approximate impairment losses:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Inventory	$17,814,000	$—	$17,814,000	$—
Property and equipment	2,609,000	—	2,609,000	—

Total	$20,423,000	$—	$20,423,000	$—

Inventory impairment charges are recognized against all inventory costs of a development such as land, land improvements and capitalized interest.

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

The Joint Venture developed the Orlando Lake Forest project, a single-family residential community located in Seminole County, Florida (near Orlando) consisting of approximately 360 acres of residential land and improvements and approximately 20 acres of commercial land.  Our development activities at this location are substantially complete.  As of September 30, 2008, the Joint Venture had 5 single-family homesites left to sell and an 11-acre tract of commercial land.

The net income or net loss of the Joint Venture is allocated based on the respective partner’s percentage interest, as defined in the joint venture agreement.  As of September 30, 2008 and December 31, 2007, our percentage interest was 50%, and our investment balance in the Joint Venture was approximately $231,000 and $339,000, respectively.  Our share of the Joint Venture’s net (loss), for the three and nine months ended September 30, 2008 was approximately $(44,000) and $(118,000), respectively.  Our share of the Joint Venture’s net (loss) income, for the three and nine months ended September 30, 2007 was approximately $(99,000) and $264,000.

Presented below are approximate condensed balance sheets for the Joint Venture as of September 30, 2008 and December 31, 2007, and approximate statements of operations for the three and nine months ended September 30, 2008 and 2007:

	(Unaudited)
	September 30, 2008	December 31, 2007
Condensed Balance Sheets
Inventory	$594,000	$556,000
Other, net	2,000	243,000

Total assets	$596,000	$799,000

Liabilities	$134,000	$122,000
Equity	462,000	677,000

Total liabilities and equity	$596,000	$799,000

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Condensed Statements of Operations
Lot sales, net of discounts	$—	$—	$—	$1,476,000
Cost of sales	—	—	—	(554,000)
Other expenses, net	(87,000)	(197,000)	(236,000)	(393,000)

Net (loss) income	$(87,000)	$(197,000)	$(236,000)	$529,000

At various times throughout the nine months ended September 30, 2007, Orlando Lake Forest Inc., the managing general partner of the Orlando Lake Forest Joint Venture, authorized payment of an aggregate of $800,000 in distributions to the partners of the Joint Venture.  We own a 50% interest in the Joint Venture and received $400,000 of the distribution proceeds.

At various times throughout the three months ended September 30, 2008, Orlando Lake Forest, Inc., called for an aggregate of $20,000 in capital contributions from the partners of the Joint Venture. We own a 50% interest in the Joint Venture and paid $10,000 of the capital contributions. On October 14, 2008, Orlando Lake Forest, Inc., called for an additional $40,000 capital contribution from the partners of the Joint Venture. We own a 50% interest in the Joint Venture and paid $20,000 of this contribution.

Note 10 – Mortgage and Notes Payable

Mortgage and notes payable consist of the following:

	(Unaudited)
	September 30, 2008	December 31, 2007
Mortgage loan payable to a bank in the amount of $7,352,000, bearing interest at the Prime Rate, currently 5.0%, with a revolving principal balance and interest payable monthly, due September 1, 2009, secured by undeveloped land at NTS/VA, an 11- acre commercial tract, and a $300,000 letter of credit	$7,352,037	$5,515,000

Other	9,369	27,030

	$7,361,406	$5,542,030

Our mortgage loan payable is secured by our inventory consisting of the undeveloped land at the NTS/VA project with a book value of approximately $5.8 million; a mortgage on the Orlando Lake Forest Joint Venture 11-acre commercial tract; and a $300,000 letter of credit. The loan agreement was amended to reflect the extension of the maturity date to September 1, 2009, with an option to renew to September 1, 2010. The amended agreement also terminated the remaining availability thereunder and any revolving features by fixing the principal balance at $7,352,000, adding an additional guarantor, NTS Guaranty Corporation, and amending the release prices under the Deed of Trust for the undeveloped land at NTS/VA. The amended agreement also added a covenant to the loan that we agree to make a principal repayment of $2,400,000 on or before December 1, 2008. Upon receipt of this principal repayment the lender will release the additional mortgage defined as the Orlando Lake Forest Joint Venture 11-acre commercial tract. We are presently negotiating with our lender to postpone or reduce the amount of this principal repayment, but there can be no assurance we will be successful in doing so.

Note 11 – Notes Payable Due to Affiliate

As of September 30, 2008, we owed approximately $490,000 to NTS Financial Partnership, an affiliate of the Sponsor, for use in our ordinary course of business and is included in notes payable due to affiliate. On October 14, 2008, we owed approximately $40,000 to NTS Financial Partnership, in addition to our September 30, 2008 balance, for use in our ordinary course of business. The notes payable due to affiliate bear interest at a rate per annum equal to LIBOR plus 1.75% (currently 5.68%) payable monthly and due in full December 31, 2008.

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

On September 12, 2008, Orlando Lake Forest Joint Venture entered into an agreement to sell a parcel of land totaling approximately 11-acres for an aggregate of $5.4 million to an unaffiliated third party. On November 6, 2008, the contract was terminated.

As of September 30, 2008, we owed approximately $490,000 to NTS Financial Partnership, an affiliate of the Sponsor, for use in our ordinary course of business and is included in notes payable due to affiliate. On October 14, 2008, we owed approximately $40,000 to NTS Financial Partnership, in addition to our September 30, 2008 balance, for use in our ordinary course of business. The notes payable due to affiliate bear interest at a rate per annum equal to LIBOR plus 1.75% (currently 5.68%) payable monthly and due in full December 31, 2008.

As of September 30, 2008, the Sponsor or its affiliates owned 684,366 of our shares, which is approximately 21% of our outstanding shares.  We entered into the following agreements with various affiliates of the Sponsor regarding the ongoing operation of the Fund.

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

These expense reimbursements include direct and pro-rated costs incurred in the management and operation of NTS/LFII and NTS/VA.  These reimbursements include management, accounting, professional, engineering and development, marketing and office personnel employment costs incurred by NTS Management and/or certain of its affiliates as well as various non-payroll related operating expenses.  Employment costs are for those individuals rendering services at the residential projects, some of whom are full-time and on-site, and others who are not on-site or have multiple residential project responsibilities.  For services provided by individuals not on- site, or with multiple residential project responsibilities, costs are pro-rated by NTS Management and allocated to the appropriate residential project, in accordance with the Management Agreements.  As permitted by the Management Agreements, we were charged the amounts reflected in selling, general and administrative - affiliates on the accompanying consolidated statements of operations in accordance with the Management Agreements for the three and nine months ended September 30, 2008 and 2007.

Additionally, NTS Management is entitled to an overhead recovery, which is a reimbursement for overhead expenses attributable to the employees and the efforts of NTS Management under the Management Agreements, in an amount equal to 3.75% of the projects’ gross cash receipts, as defined in the Management Agreements.  Overhead recovery for the three and nine months ended September 30, 2008 was approximately $7,000 and $127,000, respectively. Overhead recovery for the three months and nine months ended September 30, 2007 was approximately $33,000 and $106,000, respectively.  These amounts are classified with selling, general and administrative - affiliates in the accompanying consolidated statements of operations.

The Country Club accrued expense reimbursements of approximately $415,000 and $1,182,000 to NTS Management or an affiliate during the three and nine months ended September 30, 2008, respectively. The Country Club accrued expense reimbursements of approximately $406,000 and $1,149,000 to NTS Management or an affiliate during the three and nine months ended September 30, 2007, respectively.  Such costs include compensation costs of management, golf course maintenance, golf professional, kitchen personnel, and accounting as well as various non-payroll related operating expenses.  In addition, there were overhead recovery fees of approximately $24,000 and $61,000 accrued to NTS Management for overhead recovery fees at the Country Club for the three and nine months ended September 30, 2008, respectively. Overhead recovery fees at the Country Club for the three and nine months ended September 30, 2007 were approximately $21,000 and $58,000, respectively.

Presented below are the approximate related party transactions for the three and nine months ended September 30, 2008 and 2007:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Personnel Related Costs
Financing and accounting	$105,000	$77,000	$326,000	$253,000
Data processing	3,000	3,000	8,000	9,000
Human resources	17,000	17,000	54,000	54,000
Executive and administrative services	42,000	43,000	127,000	130,000
Construction management	11,000	26,000	30,000	64,000
Sales and marketing	26,000	93,000	178,000	259,000
Legal	13,000	14,000	46,000	44,000

Total personnel related costs	$217,000	$273,000	$769,000	$813,000

Rent	20,000	21,000	60,000	50,000

Total expense reimbursements	$237,000	$294,000	$829,000	$863,000

Overhead recovery	7,000	33,000	127,000	106,000

Total selling, general and administrative - affiliates	$244,000	$327,000	$956,000	$969,000

Country Club
Expense reimbursements	$415,000	$406,000	$1,182,000	$1,149,000
Overhead recovery	24,000	21,000	61,000	58,000

Country Club	$439,000	$427,000	$1,243,000	$1,207,000

Total related party	$683,000	$754,000	$2,199,000	$2,176,000

The Management Agreements also call for NTS Management to potentially receive an incentive payment, as defined in the Management Agreements, equal to 10% of the net cash flows of the projects. The incentive payment will not begin accruing until after the cumulative cash flows of NTS/LFII, NTS/VA and the Fund’s share of the cash flow of the Joint Venture would have been sufficient to enable us to have returned to our then existing stockholders an amount which, after adding thereto all other payments actually remitted or distributed to such stockholders of the Fund, is at least equal to the stockholders’ original capital contribution. As of September 30, 2008, we had raised approximately $63,690,000 and had paid distributions of approximately $23,141,000. As of September 30, 2008, no amount had been accrued as an incentive payment in our consolidated financial statements.

Accounts Payable and Accrued Expenses Due to Affiliates

As of September 30, 2008, we owed approximately $2,708,000 to NTS Development and Residential Management Company for salary and overhead reimbursements included in accounts payable and accrued expenses due to affiliates.

NTS Development and NTS Management have agreed to defer, until December 31, 2008, amounts owed to them by us as of December 31, 2007 and those amounts accruing from January 1, 2008 through December 31, 2008, other than as permitted by our cash flows. There can be no assurances that NTS Development and NTS Management will continue to defer amounts due to them past December 31, 2008.

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

Note 14 – Country Club Accounting

Presented below are the approximate condensed statements of operations for the Country Club for the three and nine months ended September 30, 2008 and 2007:

	(Unaudited)
	Three Months Ended September 30,
	2008	2007
Condensed Statements of Operations
Revenues:
Operating revenues	$587,000	$571,000

Total revenues	587,000	571,000

Expenses:
Cost of goods sold	97,000	97,000
Selling, general and administrative expenses reimbursed to affiliates	439,000	427,000
Selling, general and administrative expenses	198,000	216,000
Depreciation	27,000	31,000
Impairment charge	2,609,000	—

Total expenses	3,370,000	771,000

Net loss	$(2,783,000)	$(200,000)

	(Unaudited)
	Nine Months Ended September 30,
	2008	2007
Condensed Statements of Operations
Revenues:
Operating revenues	$1,652,000	$1,576,000

Total revenues	1,652,000	1,576,000

Expenses:
Cost of goods sold	282,000	269,000
Selling, general and administrative expenses reimbursed to affiliates	1,243,000	1,207,000
Selling, general and administrative expenses	587,000	575,000
Depreciation	91,000	91,000
Impairment charge	2,609,000	—

Total expenses	4,812,000	2,142,000

Net loss	$(3,160,000)	$(566,000)

Note 15 – Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns in accordance with SFAS No. 109 “Accounting for Income Taxes”.  Effective January 1, 2007, the Fund has adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 Accounting for Income Taxes” (FIN 48).  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Fund has taken or expects to take in its income tax returns.  The adoption of FIN 48 had no impact on the Fund’s results of operations, cash flows or financial position.  Under this method, deferred tax assets and liabilities are determined based on the difference between the Fund’s book and tax basis of assets and liabilities and tax carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse.  The principal tax carry forwards and temporary differences giving rise to our deferred taxes consist of tax net operating loss carry forwards, valuation allowances and differences in inventory basis for book and tax.  Our federal income tax returns for 2004, 2005, and 2006 are open to examination.

A valuation allowance is provided when the probability that the deferred tax asset to be realized does not meet the criteria established by the Financial Accounting Standards Board.  We have determined, based on our history of operating losses and our expectations for the future, that it is more likely than not that the net deferred tax assets on September 30, 2008 and December 31, 2007, will not be realized and have provided a valuation allowance for the net deferred tax assets.  We anticipate a tax loss for 2008 and had a loss for the three and nine months ended September 30, 2008.  Thus, no income taxes were provided for the periods presented.  Our net operating loss carry forwards and unrealized temporary book-tax differences are offset by a full valuation allowance.  As of December 31, 2007, we had a federal net operating loss carry forward of approximately $29,534,000 expiring during various years beginning in 2018 and ending in 2027.

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

On September 4, 2007, the Joint Venture received notice from the Lake Forest Master Community Association, Inc. (“the Association”) of alleged construction defects in bridges, roadways, retaining walls, storm drains and other constructed facilities turned over to the Association in September of 2005.  On September 28, 2007, a second notice of claim was received by the Joint Venture from the Association alleging additional defects in the underdrain systems also turned over to the Association.  The estimated value placed on the defects by the Association is approximately $4,500,000.  The Joint Venture responded to the claim in accordance with Florida Statute Sec 558 and has performed preliminary investigations to determine if any of these alleged defects exist.  The Joint Venture continues to respond to the Association consistent with the procedures outlined in the aforementioned statute.  On August 3, 2007, the Joint Venture was served with a lawsuit in Seminole County, Florida, by the Association naming Orlando Lake Forest Joint Venture, Orlando Lake Forest Inc., NTS Mortgage Income Fund, OLF II Corporation and Orlando Capital Corporation as defendants.  The lawsuit alleges that bridges, roadways, retaining walls, storm drains and other constructed facilities were constructed with defects and deficiencies.  The Joint Venture is not aware of any defects that presently require the accrual of a loss contingency and plans to vigorously defend itself against this claim and the associated lawsuit. The court held a hearing on December 19, 2007, on our motion for summary judgment.  On May 27, 2008, the court issued an order entering summary judgment in favor of the Joint Venture.  In issuing the order the court noted its order was “final”.  On June 20, 2008, the Association appealed the order to the Florida Fifth District Court of Appeals.  It is not possible to predict the outcome of the appeal at this time.

NTS/LFII and NTS/VA have various certificates of deposit, bonds and letters of credits outstanding to governmental agencies and utility companies.  NTS/VA had outstanding letters of credit totaling approximately

$50,000 at September 30, 2008.  The primary purpose of these documents is to ensure that the work at the developments is completed in accordance with the construction plans as approved by the appropriate governmental agency or utility company.

Note 17 – Guaranties to the Fund

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that, at the time that we are liquidated and dissolved, the total distributions we have made to stockholders from all sources during our existence are at least equal to the original capital contributions attributable to our then outstanding shares.  The original capital contributions attributable to our outstanding shares were $63,690,000.  As of September 30, 2008, we had paid distributions of approximately $23,141,000.

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

On September 1, 2008, our mortgage loan was amended. As a condition of the amendment, NTS Guaranty Corporation granted our lender an unconditional and continuing guaranty that will secure the payment of the mortgage loan payable. In the event this guaranty is called upon to repay all or a portion of the mortgage loan, NTS Guaranty’s assets available to satisfy the guaranty to the stockholders would be reduced by the amount actually used to repay the mortgage loan.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements in Item 1 and the cautionary statements below.

Critical Accounting Policies

The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles.  Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates.  In preparing these financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality.  There have not been significant changes to our Critical Accounting Policies as included in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2008. The continued downturn in the United States residential real estate market in general, and, in particular, in the Washington, D.C. market, have negatively impacted our estimates of the likely future cash flows we expect to realize from an orderly sale of our inventory and the Country Club.  We continue to engage an independent third party expert to advise us in quantifying our likely future cash flows as well as discount rates used to value our inventory and the Country Club.  We were unable to obtain current comparable values for orderly sales of assets similar to ours to use as observable inputs in estimating the fair values of our inventory and the Country Club.  This has resulted in a wide range of possible discount values.  We have chosen a discount rate within the range of values we determined with the advice of our independent third party experts.  The current volatility and uncertainty in the Washington, D.C. residential real estate market, as well as the United States market, make our estimates and judgments subject to increased uncertainty.

Results of Operations

The following tables include our selected summarized operating data for the three and nine months ended September 30, 2008 and 2007.  This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business.  This data should be read in conjunction with our consolidated financial statements, including the notes thereto, in Part I, Item 1 of this report.

	(Unaudited)
	Three Months Ended September 30, 2008
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$—	$99,000	$99,000
Cost of sales	—	—	(58,000)	(58,000)
Country Club income	—	—	587,000	587,000
Interest and miscellaneous income	—	4,000	16,000	20,000
Impairment charge – inventory	—	—	(17,814,000)	(17,814,000)
Impairment charge – property and equipment	—	—	(2,609,000)	(2,609,000)
Operating expenses	(237,000)	(15,000)	(274,000)	(526,000)
Country Club expenses	—	—	(733,000)	(733,000)
Depreciation and amortization	—	—	(45,000)	(45,000)
Loss from investment in unconsolidated affiliate	(44,000)	—	—	(44,000)
Interest expense	—	—	(6,000)	(6,000)
Net loss	(281,000)	(11,000)	(20,837,000)	(21,129,000)

	(Unaudited)
	Three Months Ended September 30, 2007
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$195,000	$558,000	$753,000
Cost of sales	—	—	(380,000)	(380,000)
Country Club income	—	—	571,000	571,000
Interest and miscellaneous income	—	26,000	5,000	31,000
Operating expenses	(177,000)	(58,000)	(620,000)	(855,000)
Country Club expenses	—	—	(740,000)	(740,000)
Depreciation and amortization	—	—	(50,000)	(50,000)
Loss from investment in unconsolidated affiliate	(99,000)	—	—	(99,000)
Interest expense	—	—	(1,000)	(1,000)
Net (loss) income	(276,000)	163,000	(657,000)	(770,000)

	(Unaudited)
	Nine Months Ended September 30, 2008
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$358,000	$2,329,000	$2,687,000
Cost of sales	—	—	(1,460,000)	(1,460,000)
Country Club income	—	—	1,652,000	1,652,000
Interest and miscellaneous income	—	437,000	91,000	528,000
Impairment charge – inventory	—	—	(17,814,000)	(17,814,000)
Impairment charge – property and equipment	—	—	(2,609,000)	(2,609,000)
Operating expenses	(786,000)	(80,000)	(1,112,000)	(1,978,000)
Country Club expenses	—	—	(2,111,000)	(2,111,000)
Depreciation and amortization	—	—	(147,000)	(147,000)
Loss from investment in unconsolidated affiliate	(118,000)	—	—	(118,000)
Interest expense	—	—	(8,000)	(8,000)
Net (loss) income	(904,000)	715,000	(21,189,000)	(21,378,000)

	(Unaudited)
	Nine Months Ended September 30, 2007
	MIF	NTS/LFII	NTS/VA	Total
Lot sales, net of discounts	$—	$434,000	$2,085,000	$2,519,000
Cost of sales	—	—	(1,422,000)	(1,422,000)
Country Club income	—	—	1,576,000	1,576,000
Interest and miscellaneous income	—	97,000	15,000	112,000
Operating expenses	(620,000)	(149,000)	(1,592,000)	(2,361,000)
Country Club expenses	—	—	(2,051,000)	(2,051,000)
Depreciation and amortization	—	—	(149,000)	(149,000)
Income from investment in unconsolidated affiliate	264,000	—	—	264,000
Interest expense	—	—	(3,000)	(3,000)
Net (loss) income	(356,000)	382,000	(1,541,000)	(1,515,000)

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations and line items for which there was a material change between the three and nine months ending September 30, 2008 and 2007.

During the nine months ended September 30, 2008, Lake Forest Fairways, LLC paid the balance owed to NTS/LFII for its remaining 52 home units at $14,500 per home unit.  In addition, Cedar Creek Virginia, LLC paid the balance owed to NTS/VA for the remaining lots 812 through 821.  These Lake Forest Fairways, LLC and Cedar Creek Virginia, LLC transactions fulfilled each parties outstanding commitment to NTS/LFII and NTS/VA, respectively.

Revenues

Revenues from lot sales decreased approximately $654,000, or 87%, in the three months ended September 30, 2008.  The decrease is due to selling 2, or 67%, fewer lots, including one fewer waterfront lot, at NTS/VA and

NTS/LFII due to the downturn in the residential real estate market in general, and, in particular, in the Washington, D.C. market in the three months ended September 30, 2008 compared to the same period in 2007.

Revenues from lot sales increased approximately $168,000, or 7%, in the nine months ended September 30, 2008 compared to the same period in 2007.  The increase is primarily due to the increase in revenues from the Lake Forest Fairways, LLC and Cedar Creek Virginia, LLC transactions, discussed above, compared to 11 lot sales with an average selling price of approximately $229,000 at NTS/VA and NTS/LFII.

Cost of Sales

Cost of sales decreased approximately $322,000, or 85%, in the three months ended September 30, 2008 compared to the same period in 2007.  The decrease is due to selling 1, or 50%, fewer lots at NTS/VA including one fewer waterfront lot.

Cost of sales increased approximately $38,000, or 3%, in the nine months ended September 30, 2008 compared to the same period in 2007.  The increase is primarily due to the increase in revenues from the Cedar Creek Virginia, LLC transaction, discussed above, compared to 9 lot sales at NTS/VA in the comparable period.

The changes in gross margin percentages at NTS/VA for the three and nine months ended September 30, 2008 as compared with the comparable periods in 2007 are typically due to revised estimates of the ultimate sales values, development costs and absorption periods.  As a result of the inherent economic volatility of residential real estate, we cannot be certain that the current estimated gross profit percentages will remain constant in the future.

NTS/LFII’s profit margin is a result of identifying the final costs for this development.  All identified lots have been developed.  We have approximately a 14-acre tract of ground remaining to be sold.  We do not expect to incur significant additional development costs.

Presented below are the approximate condensed statements of operations for the Country Club for the three and nine months ended September 30, 2008 and 2007:

	(Unaudited)
	Three Months Ended September 30,
	2008	2007
Condensed Statements of Operations
Revenues:
Operating revenues	$587,000	$571,000

Total revenues	587,000	571,000

Expenses:
Cost of goods sold	97,000	97,000
Selling, general and administrative expenses reimbursed to affiliates	439,000	427,000
Selling, general and administrative expenses	198,000	216,000
Depreciation	27,000	31,000
Impairment charge	2,609,000	—

Total expenses	3,370,000	771,000

Net loss	$(2,783,000)	$(200,000)

	(Unaudited)
	Nine Months Ended September 30,
	2008	2007
Condensed Statements of Operations
Revenues:
Operating revenues	$1,652,000	$1,576,000

Total revenues	1,652,000	1,576,000

Expenses:
Cost of goods sold	282,000	269,000
Selling, general and administrative expenses reimbursed to affiliates	1,243,000	1,207,000
Selling, general and administrative expenses	587,000	575,000
Depreciation	91,000	91,000
Impairment charge	2,609,000	—

Total expenses	4,812,000	2,142,000

Net loss	$(3,160,000)	$(566,000)

Expenses

In accordance with accounting standards, when certain circumstances occur we review the value of land, inventories, and property and equipment to determine whether any impairment charges are needed to reflect declines in value. An impairment charge of approximately $17,814,000 during the three months ending September 30, 2008 was necessary to adjust inventory to its estimated fair value at September 30, 2008. Our inventory consisted of undeveloped land at NTS/VA at September 30, 2008. An impairment charge of approximately $2,609,000 during the three months ended September 30, 2008 was necessary to adjust property and equipment to its estimated fair value at September 30, 2008. The continued downturn in sales volume during the quarterly period ended September 30, 2008 caused our expected future inventory carrying costs to increase, resulting in the future expected cash flows to be less than the carrying value. The continued downturn in sales volume during the quarterly period ended September 30, 2008 also negatively impacted new memberships at the Country Club which also caused its future expected cash flows to be less than our carrying value included in property and equipment.

The income and expenses of the Country Club have been included in our statements of operations.  It is our intention to sell the Country Club as a single asset.

Selling, general and administrative - affiliated expenses were approximately $244,000 and $327,000, respectively, for the three months ended September 30, 2008 and 2007.  The decrease of $83,000, or 25%, was primarily the result of a decrease of approximately $25,000 in overhead recovery fees on cash receipts.  The decrease in the overhead recovery fees is a direct result of the cash receipts from the decreased dollar amount of lot sales in the comparative periods.  In addition, there is a decrease in sales and commission salaries of approximately $54,000 primarily due to the decrease in lot sales in the three months ended September 30, 2008, as compared to the same period in 2007.

Selling, general and administrative - affiliated expenses were approximately $956,000 and $969,000, respectively, for the nine months ended September 30, 2008 and 2007.  The decrease of $13,000, or 1%, was primarily the result of a decrease of net sales and commission salaries of approximately $34,000 primarily at NTS/VA and a decrease of groundskeeper salaries of approximately $15,000 at NTS/LFII. The decrease is offset by an increase in overhead recovery fees on cash receipts of approximately $21,000, which is a direct result of cash receipts from the increase in lot sales in each comparative period. In addition, the decrease was offset by an increase in rent expense payable to the Fawn Lake Sales Center at NTS/VA of approximately $10,000.

Selling, general and administrative expenses were approximately $271,000 and $512,000, respectively, for the three months ended September 30, 2008 and 2007.  The decrease of $241,000, or 47%, was primarily the result of a decrease in bad debt expense of approximately $182,000 at NTS/VA related to a mortgage receivable, a decrease in advertising expenses of approximately $44,000 primarily at NTS/VA and a decrease in administrative expenses of approximately $14,000 primarily due to decreased processing fees and a decrease in director’s fees.

 Selling, general and administrative expenses were approximately $980,000 and $1,339,000, respectively, for the nine months ended September 30, 2008 and 2007.  The decrease of $359,000, or 27%, was primarily the result of a decrease in bad debt expense of approximately $182,000 at NTS/VA related to a mortgage receivable and a decrease in advertising expenses of approximately $143,000 primarily at NTS/VA and a decrease in administrative expenses of approximately $31,000 primarily due to decreased processing fees and a decrease in director’s fees.

Increases and decreases in interest expense generally correspond directly to increases and decreases in the outstanding balances of our borrowings and our subsidiaries borrowings as well as in the capitalization percentage.  For the nine months ended September 30, 2008 and 2007, approximately $295,000 and $207,000, respectively, was capitalized in inventory.  The increase in total interest is primarily due to the increase in outstanding balances of loans.

Other income (expense), net

Other income (expense), net was approximately $20,000 and $31,000, respectively, for the three months ended September 30, 2008 and 2007.  The decrease of $11,000, or 35%, is primarily the result of less country club initiation fees at NTS/LFII.

Other income (expense), net was approximately $528,000 and $112,000, respectively, for the nine months ended September 30, 2008 and 2007.  The increase of $416,000 is primarily a result of interest income of approximately $396,000 earned as a result of the Lake Forest Fairways, LLC transaction and the interest income of approximately $76,000 earned as a result of the Cedar Creek Virginia, LLC transaction.

Liquidity and Capital Resources

The primary sources of our liquidity are the ability of our subsidiaries (NTS/LFII and NTS/VA) and us to continue to defer payment of amounts owed to NTS Development Company and NTS Management and the net proceeds retained from sales of residential lots and homes owned by our subsidiaries and the Joint Venture.

Our mortgage loan payable is secured by our inventory consisting of the undeveloped land at the NTS/VA project with a book value of approximately $5.8 million; a mortgage on the Orlando Lake Forest Joint Venture 11-acre commercial tract; and a $300,000 letter of credit. The loan agreement was amended to reflect the extension of the maturity date to September 1, 2009, with an option to renew to September 1, 2010. The amended agreement also terminated the remaining availability thereunder and any revolving features by fixing the principal balance at $7,352,000, adding an additional guarantor, NTS Guaranty Corporation, and amending the release prices under the Deed of Trust for the undeveloped land at NTS/VA. The amended agreement also added a covenant to the loan that we agree to make a principal repayment of $2,400,000 on or before December 1, 2008. Upon receipt of this principal repayment the lender will release the additional mortgage defined as the Orlando Lake Forest Joint Venture 11-acre commercial tract. We are presently negotiating with our lender to postpone or reduce the amount of this principal repayment, but there can be no assurance we will be successful in doing so.

As of September 30, 2008, we owed approximately $490,000 to NTS Financial Partnership, an affiliate of the Sponsor, for use in our ordinary course of business and is included in notes payable due to affiliate. On October 14, 2008, we owed approximately $40,000 to NTS Financial Partnership, in addition to our September 30, 2008 balance, for use in our ordinary course of business. The notes payable due to affiliate bear interest at a rate per annum equal to LIBOR plus 1.75% (currently 5.68%) payable monthly and due in full December 31, 2008.

NTS Development Company and NTS Management have agreed to defer amounts owed to them by us as of December 31, 2007 and those amounts that will accrue through the period ending December 31, 2008, other than as permitted by our cash flows.  There can be no assurances that this level of support will continue past December 31, 2008.  If these amounts are not deferred, such action could have a material adverse effect on our liquidity and financial condition.  Payment of such deferred amounts would be dependent upon available operating cash flow or funding from potential third-party resources in the form of loans or advances.

The following table summarizes our sources/uses of cash flow for the nine months ended September 30, 2008 and 2007:

	(Unaudited)
	Nine Months Ended September 30,
	2008	2007
Operating activities	$(498,000)	$(3,000,000)
Investing activities	(23,000)	(446,000)
Financing activities	305,000	3,541,000

Net (decrease) increase in cash and equivalents	$(216,000)	$95,000

Cash Flow from Operating Activities

Cash used in operating activities was approximately $498,000 for the nine months ended September 30, 2008.  The primary components of the cash used were to satisfy accounts payable, the change in net loss resulting from salaries, overhead recovery fees and rent expense of approximately $892,000, legal and professional expenses of approximately $365,000, advertising expenses at NTS/VA of approximately $235,000, and administrative expenses of approximately $147,000 on MIF and NTS/VA. These expenses are offset by our gross profit on NTS/LFII and NTS/VA of approximately $1,227,000.

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

Cash Flow from Investing Activities

Cash used in investing activities was approximately $23,000 for the nine months ended September 30, 2008.  Cash used in investing activities consisted of capital additions at the Country Club of approximately $13,000 for equipment including gas fryers/casters and an irrigation pump station motor. In addition, there were cash contributions of $10,000 to an unconsolidated affiliate.

Cash used in investing activities was approximately $446,000 for the nine months ended September 30, 2007.  The components of the use of cash for investing activities were capital additions at the Country Club of approximately $30,000 for furniture and approximately $803,000 for a golf cart storage building, and approximately $12,000 for furniture at Fawn Lake Development, which was partially offset by cash distributions from an unconsolidated affiliate of $400,000.

Cash Flow from Financing Activities

Cash provided by financing activities was approximately $305,000 for the nine months ended September 30, 2008.  The primary components of the cash used in financing activities was cash used to satisfy accounts payable to affiliates of approximately $2,004,000 which were owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements. In addition, cash was provided by proceeds from a mortgage and notes payable of approximately $1,837,000 which was partially offset by $18,000 of payments on various operating loans. Cash was also provided by notes payable due to affiliates of approximately $490,000 which were owed to an affiliate of the Sponsor.

Cash provided by financing activities was approximately $3,541,000 for the nine months ended September 30, 2007.  The primary components of the cash provided by financing activities were proceeds from a mortgage and notes payable of approximately $3,505,000, which was partially offset by $276,000 of payments on various operating loans and an increase in payments to affiliates of approximately $312,000 which were owed to NTS Development Company and NTS Residential Management Company for salary and overhead reimbursements.

Future Liquidity

We intend to satisfy our future liquidity needs through cash provided by operations, cash reserves, additional borrowings secured by our properties and deferrals of amounts owed to NTS Development and NTS Management.  There can be no assurance that funds from operations, reserves or borrowings will be available, or that NTS Development and NTS Management will continue to defer amounts due to them past December 31, 2008.  If these sources of liquidity are not available, we will manage the demand on liquidity according to our best interest.

As of December 31, 2007, we expected to require approximately $1,800,000 of cash for development costs.  We expect future lot sales and borrowings secured by our properties to be the source of this cash.  The projected development costs assume lower prices and enhanced incentives will spur demand for lots, and sales will recover somewhat from the low levels we are currently experiencing.  If demand for our lots does not increase, we may need more cash to sustain our operations at this development.  For the nine months ended September 30, 2008, we have incurred approximately $322,000 for section development costs.

At various times throughout the nine months ended September 30, 2007, Orlando Lake Forest Inc., the managing general partner of Orlando Lake Forest Joint Venture, authorized payment of an aggregate of $800,000 in distributions to the partners of Orlando Lake Forest Joint Venture.  We own a 50% interest in Joint Venture and received $400,000 of the distribution proceeds.

At various times throughout the three months ended September 30, 2008, Orlando Lake Forest, Inc., called for an aggregate of $20,000 in capital contributions from the partners of the Joint Venture. We own a 50% interest in the Joint Venture and paid $10,000 of the capital contributions. On October 14, 2008, Orlando Lake Forest, Inc., called for an additional $40,000 capital contribution from the partners of the Joint Venture. We own a 50% interest in the Joint Venture and paid $20,000 of this contribution.

On September 12, 2008, Orlando Lake Forest Joint Venture entered into an agreement to sell a parcel of land totaling approximately 11-acres for an aggregate of $5.4 million to an unaffiliated third party. On November 6, 2008, the contract was terminated.

On September 1, 2008, our mortgage loan was amended and added a covenant to the loan that we agree to make a principal repayment of $2,400,000 on or before December 1, 2008. Upon receipt of this principal repayment the lender will release the additional mortgage defined as the Orlando Lake Forest Joint Venture 11-acre commercial tract. We are presently negotiating with our lender to postpone or reduce the amount of this principal repayment, but there can be no assurance we will be successful in doing so.

Litigation

On September 4, 2007, the Orlando Lake Forest Joint Venture (“the Joint Venture”) received notice from the Lake Forest Master Community Association, Inc. (“the Association”) of alleged construction defects in bridges, roadways, retaining walls, storm drains and other constructed facilities turned over to the Association in September of 2005.  On September 28, 2007, a second notice of claim was received by the Joint Venture from the Association alleging additional defects in the underdrain systems also turned over to the Association.  The estimated value placed on the defects by the Association is approximately $4,500,000.  The Joint Venture responded to the claim in accordance with Florida Statute Sec 558 and has performed preliminary investigations to determine if any of these alleged defects exist.  The Joint Venture will continue to respond to the Association consistent with the procedures outlined in the aforementioned statute.  On August 3, 2007, the Joint Venture was served with a lawsuit in Seminole County, Florida, by the Association naming Orlando Lake Forest Joint Venture, Orlando Lake Forest Inc., NTS Mortgage Income Fund, OLF II Corporation and Orlando Capital Corporation as defendants.  The lawsuit alleges that bridges, roadways, retaining walls, storm drains and other constructed facilities were constructed with defects and deficiencies.  The Joint Venture is not aware of any defects that presently require the accrual of a loss contingency and plans to vigorously defend itself against this claim and the associated lawsuit. The court held a hearing on December 19, 2007, on our motion for summary judgment.  On May 27, 2008, the court issued an order entering summary judgment in favor of the Joint Venture.  In issuing the order the court noted its order was “final”.  On June 20, 2008, the Association appealed the order to the Florida Fifth District Court of Appeals.  It is not possible to predict the outcome of the appeal at this time.

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

Final liquidating distributions will be made after payment of all of our debts and obligations, including approximately $2,708,000 currently deferred and owed to affiliates of the Sponsor by us and our portion of approximately $18,000 currently deferred and owed to affiliates of the Sponsor by the Joint Venture (as of September 30, 2008 our portion is approximately $9,000).  Among the obligations also required to be resolved prior to issuing final distributions is the Lake Forest Orlando homeowners’ lawsuit.  See Litigation for further discussion of the Lake Forest Orlando Lawsuit.  The amount available for distribution upon the completion of our liquidation, however, cannot be estimated with certainty given that final distributions will likely not be issued for several years.

NTS Guaranty Corporation (the “Guarantor”), an affiliate of the Sponsor, has guaranteed that when we complete our liquidation, the aggregate distributions made to stockholders from all sources during our existence will be at least equal to the original capital contributions attributable to our then outstanding shares.  As of September 30, 2008, the original capital contributions attributable to our outstanding shares were $63,690,000, and we had paid aggregate distributions of approximately $23,141,000.  As discussed further below, based on our most recent analysis, which includes all of the Guarantor’s assets, the amount projected to be distributed to our stockholders at the completion of our liquidation will not be sufficient to return an amount equal to their original capital contributions.

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

In connection with our ongoing review of the status of our properties and progress to liquidation, we estimate the total distributions anticipated to be issued to our stockholders through the completion of our liquidation.  As part of the most recent review process, we incorporated the analysis provided by an independent third-party concerning our Fawn Lake Development.  The downturn in the United States residential real estate market in general, and, in particular, in the Washington, D.C. market, have negatively impacted our estimates of the likely net profits to be generated from our Fawn Lake Development by the completion of the liquidation.  Based on our most recent analysis, we currently anticipate that after payment of all liabilities, the proceeds from future property sales, liquidation of other assets and a $10.0 million payment from the Guarantor will be insufficient to return to stockholders an amount equal to original capital contributions attributable to the then outstanding shares.  As final liquidating distributions are not likely for several years, these estimates may change significantly prior to their issuance.  The current estimate, however, reflects a substantial shortfall, which, at this time, we anticipate is unlikely to be recovered prior to the issuance of final liquidating distributions.

On September 1, 2008, our mortgage loan was amended. As a condition of the amendment, NTS Guaranty Corporation granted our lender an unconditional and continuing guaranty that will secure the payment of the mortgage loan payable. In the event this guaranty is called upon to repay all or a portion of the mortgage loan, NTS Guaranty’s assets available to satisfy the guaranty to the stockholders would be reduced by the amount actually used to repay the mortgage loan.

Should current economic conditions, particularly in the Washington, D.C. market, continue or worsen, additional impairment charges against our long-lived assets at our Fawn Lake Development may be necessary. Such additional impairment charges, if necessary, may reflect reduced estimates of the amount of final liquidating distributions to our stockholders.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates.  Our debt instruments bear interest at both variable and fixed rates as discussed in Note 10 and Note 11 of our financial statements.  For the nine months ended September 30, 2008, a hypothetical 100 basis point increase in interest rates would result in an approximate $50,000 increase in interest expense.  During the nine months ended September 30, 2008, the majority of interest expense incurred was capitalized in inventory.

Item 4 – Controls and Procedures

Our President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008.  Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.  There were no material changes in our internal control over financial reporting during the third quarter of 2008.

Item 4T – Controls and Procedures

There were no material changes in our internal control over financial reporting during the three months ended September 30, 2008.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

There have not been material changes to our Risk Factors as disclosed in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Information:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 2008	—	$—	N/A	N/A

August 2008	—	$—	N/A	N/A

September 2008	320	$3.50	N/A	N/A

Total	320	$3.50	N/A	N/A

(1)	Our shares were purchased by Bluegreen Investors, LLC, one of our affiliates. The shares were purchased from time to time through private transactions.

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

NTS MORTGAGE INCOME FUND

By:	/s/ Brian F. Lavin
Brian F. Lavin
	Its:	President
	Date:	November 19, 2008

By:	/s/ Gregory A. Wells
Gregory A. Wells
	Its:	Chief Financial Officer
	Date:	November 19, 2008